Form 10QSB
period 2007-09-30
Chay Enterprises, Inc.
filed 2007-11-14
CIK 1411906

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number  333-146542

CHAY ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

COLORADO	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5459 S. Iris St., Littleton, Co  80123

 (Address of principal executive offices)

303-932-9998

 (Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☐       No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2007, the Company had 3,254,000 shares of no par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

		Page

Part I Financial Information

	Balance Sheets as of September 30, 2007 (unaudited)
	and December 31, 2006	3

	Statements of Operations (unaudited) for the
	three months and nine months ended September 30, 2007 and 2006,
	and July 31, 2001 to September 30, 2007	4

	Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2007 and 2006, and
	July 31, 2001 to September 30, 2007	5

	Notes to the Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Controls and Procedures	12

Part II Other Information

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	13

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)	(See Note 1)
CURRENT ASSETS:
Cash	$9,337	$-

Total current assets	9,337	-

INVESTMENTS IN REAL ESTATE	30,154	30,154

Total assets	$39,491	$30,154

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$20,000	$-
Advances payable, related party	9,078	9,138
Accounts payable	11,716	-
Accrued real estate taxes	1,402	1,004
Accrued interest payable, related party	497	-

Total current liabilities	42,693	10,142

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, no par value, 25,000,000 shares authorized,
3,254,000 shares issued and outstanding	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(31,830)	(8,616)

Total shareholders' equity (deficit)	(3,202)	20,012

Total liabilities and shareholders' equity (deficit)	$39,491	$30,154

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					Period From
					July 31, 2001
	Three	Three	Nine	Nine	(Date of
	Months	Months	Months	Months	Development
	Ended	Ended	Ended	Ended	Stage)
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	to Sept. 30,
	2007	2006	2007	2006	2007

INCOME:
Sales	$-	$-	$-	$-	$-

EXPENSES:
Audit expense	6,200	-	14,200	-	14,200
Legal expense	-	-	6,410	-	7,979
Real estate tax expense	203	251	900	753	7,134
Miscellaneous expense	922	-	1,207	-	2,020

Total operating expenses	7,325	251	22,717	753	31,333

OTHER INCOME (EXPENSE):
Interest expense	(302)	-	(497)	-	(497)

NET LOSS	$(7,627)	$(251)	$(23,214)	$(753)	$(31,830)

LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	3,254,000	3,254,000	3,254,000	3,254,000	3,254,000

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Period From
			July 31, 2001
	Nine	Nine	Date of
	Months	Months	Development
	Ended	Ended	Stage
	Sept. 30,	Sept. 30,	To Sept. 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash used in operating activities	$(10,603)	$(495)	$(18,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)

Net cash used in investing activities	-	-	(2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan to shareholders	20,000	-	20,000
Increase (decrease) in advances payable, related party	(60)	495	7,288
Issuance of common stock	-	-	2,602

Net cash provided by financing activities	19,940	495	29,890

NET INCREASE IN CASH	9,337	-	9,337

CASH, at beginning of period	-	-	-

CASH, at end of period	$9,337	$-	$9,337

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-

Cash pad for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 1 -

BASIS OF PRESENTATION

Interim Financial Information

The unaudited financial statements of Chay Enterprises, Inc. (“Chay”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-QSB.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the interim periods.  The results for these interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006.

Organization and Description of Business

The Company was incorporated on March 29, 1996 in the state of Colorado and is currently in the development stage.  The Company is in the business of real estate investment and development.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has recurring losses, has negative working capital, and no revenue generating business operations, all of which raise substantial doubt about its ability to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meets its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management has opted to commence filing with the Securities and Exchange Commission (SEC) and then to raise funds through a private placement.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable.  Actual results could differ from these estimates.

Impairment of Long Lived Assets

The Company evaluates its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value.  If such review indicates that the asset is impaired, the asset’s carrying amount is written down to fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.  There was no impairment in 2007.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

Development Stage Company

Based on the Company’s business plan, it is a development stage company since planned principle operations have not yet commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to established operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began on July 31, 2001, when the Company acquired real estate.

Per Share Information

SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during  2007,  none of which are expected to a have a material impact on the Company's  financial position, operations or cash flows.

NOTE 2-

INVESTMENT IN REAL ESTATE

The real estate owned by the Company was acquired in July of 2001.  This property consists of land in the state of South Dakota.  The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs.  Development costs consist principally of preliminary engineering plans.

NOTE 3-

RELATED PARTY TRANSACTIONS

A shareholder of the Company has advanced money to the Company for operating expenses.  The aggregate amount owed by the Company as of September 30, 2007 was $9,076.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a revolving convertible loan agreement with four of its shareholders.  The principal amount of the loan is $100,000 and bears interest at 6% per annum.  The outstanding principal and accrued but unpaid interest is convertible to common stock at $0.10 per share.  The loan is uncollateralized and due on demand.  As of September 30, 2007, $50,000 of the loan amount was called and $20,000 of the called amount had been received.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

NOTE 4-

INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2027, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2007	$33,620	2027	$6,220	$(6,220)	$(4,295)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-KSB, other reports filed with the SEC and the following:

•

The worldwide economic situation;

•

Volatility in the price of real estate;

•

Any change in interest rates or inflation;

•

The willingness and ability of third parties to honor their contractual commitments;

•

Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•

Our costs of development and construction;

•

Environmental and other regulations, as the same presently exist and may hereafter be amended;

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

Description of Business.

We incorporated on March 29, 1996 in the state of Colorado and are currently considered a development stage company.  We are in the business of land development, pursuant to which we purchase raw land for subsequent real estate development.  In July 2001 we purchased 32 residential building lots located in the Cold Spring Addition to the city of Hot Springs, Fall River County in South Dakota.  We intend to combine and develop the lots into approximately 12 single and multi-family residential building sites.

We operate in the real estate industry and we primarily acquire tracts of raw land and develop them into residential lots for sale to homebuilders or individuals.

Considerable up front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development plan has been completed and accepted by Fall River County, South Dakota, and construction of the lots completed, the sale of these lots will be currently funded and closed.

We currently own 32 residential building lots in Fall River County, South Dakota.  All of our lots are located within one and a half block area in the city limits of Hot Springs.  We intend to combine and develop the lots into approximately 12 single and multi family residential building sites.

Nestled in the Southern Black Hills of South Dakota, Hot Springs is home to  natural springs, pleasant year-round weather, many outdoor activities, scenic beauty, plentiful golfing, and unusual sandstone architecture.

We believe Hot Springs, South Dakota is attractive to potential real estate investors and purchasers because of the attractions, location and amenities discussed below.

Local attractions in Hot Springs include:

•

Evans Plunge and its naturally warm 87 degree spring water

•

The Mammoth Site which is America’s greatest Ice Age treasure

•

The Wild Horse Sanctuary where American mustangs roam free

•

Close proximity, less than an hour, from Mt. Rushmore National Monument

•

Close proximity to the Wind Cave National Park and Custer State Park

Hot Springs is located at the southern edge of the Black Hills and offers:

•

Micro-climate with relatively mild winters

•

Summers include warm days and cool nights with low humidity

•

Red rock canyons and pine covered hills provide magnificent scenery

Hot Springs is a bustling community of 4,250 people that provides a small town atmosphere, including:

•

Good schools and  churches

•

Low crime rate

•

An active and energetic business community

Hot Springs is the cultural capital of the Black Hill and offers:

•

Many fine galleries filled with original art

•

Annual arts festivals, songwriter’s galleries and more

•

The Badger Clark Hometown Poetry and Music Gathering every fall

•

Locations for filming motion pictures such as “Hildalgo” which was filmed in the area

•

Local artists and musicians displaying their talents in local businesses at various times throughout the year

Outdoor recreational activities in and around Hot Spring include:

•

Golf at the well known Southern Hills Golf Course

•

Angostura Reservoir which offers top notch fishing and boating

•

Great hunting is available including wild turkeys, antelope, deer and elk

•

Winter sports activities are less than an hour away

Competition

We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S.

Governmental Regulation

Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, sub-division, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

Employees

We currently have only one employee, Philip J. Davis who is our sole officer and director.  Mr. Davis will devote such time as needed to pursue the business operations of Chay Enterprises.

Description of Property

We own 32 residential building lots in Fall River County, South Dakota.  Specifically, we own Lots 7, 8, 9, 10, 11, 12, 13, 14, 16 and 16, Block 5; and Lots 1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21 and 22, Block 6, all in Cold Spring Addition to the town, now city, of Hot Springs, Fall River County, South Dakota.  The property is not encumbered.

We use office space provided by Philip J. Davis, our officer and director, at no charge for our business operations.

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three months and nine months ended September 30, 2007 and compares those results to the corresponding period ended September 30, 2006.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes.

Plan of Operation

We intend to further develop our lots in Fall River County, South Dakota by combining and developing the lots into approximately 12 single and multi family residential building sites which we will then attempt to sell to individuals or other developers.

To date, we have performed preliminary engineering plans regarding basic utilities such as roads, water, sewer, and power.  Our next steps will be to complete the full engineering plan and then obtain plat approval from the city of Hot Springs based on our full engineering plan showing how the property will be subdivided.  We are in the process of obtaining estimates for complete engineering of our property development.  We anticipate having final engineering and submitting our application for plat approval in the next six to nine months.

Capital Resources and Liquidity

As of September 30, 2007, we had a working capital deficit of $(33,356) comprised of current assets of $9,337 and current liabilities of $42,693.  This represents an increase in the deficit of $23,214 from the working capital deficit of $(10,142) at fiscal year end December 31, 2006.  During the nine months ended September 30, 2007, our working capital deficit increased as we increased our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At September 30, 2007, we had borrowed $20,000 on the revolving loan.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  Through September 30, 2007, we have accrued interest on this loan of $497.

In addition, a shareholder has periodically advanced funds to us to meet our working capital needs.  As of September 30, 2007, we owe the shareholder $9,078 for advances which are non-interest bearing and due on demand.  During the nine months ended September 30, 2007, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $10,603 during the first nine months of 2007, compared to $495 during the first nine months of 2006.  During 2007, we used our cash to prepare financial statements and other documents required to register our securities with the Securities and Exchange Commission.  During 2006, our only cash outlays were for real estate property taxes.

Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended September 30, 2007, we recorded a net loss of $(7,627), or $(0.00) per share, compared to a net loss for the corresponding period of 2006 of $(251) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses increased to $7,325 for the three months ended September 30, 2007 compared to $251 during the same period of 2006.  The increase of $7,074 primarily reflects increased professional fees associated with the registration statement we filed to register our securities with the Securities and Exchange Commission.

Interest expense increased to $302 in 2007 compared to $0 in 2006, reflecting interest accrued on our revolving convertible loan agreement.

Results of Operations – Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the nine months ended September 30, 2007, we recorded a net loss of $(23,214), or $(0.01) per share, compared to a net loss for the corresponding period of 2006 of $(753) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses increased to $22,717 for the nine months ended September 30, 2007 compared to $753 during the same period of 2006.  The increase of $21,964 primarily reflects increased professional fees associated with the registration statement we filed to register our securities with the Securities and Exchange Commission.

Interest expense increased to $497 in 2007 compared to $0 in 2006, reflecting interest accrued on our revolving convertible loan agreement.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Chay Enterprises, Inc. during the quarter ended September 30, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive	Attached
		Officer/ Principal Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer/	Attached
		Principal Financial Officer pursuant to U.S.C.
		Section 1350 as adopted pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

Date: November 14, 2007

By: /s/ Philip J. Davis

Philip J. Davis

President and Chief Financial Officer