Form 10KSB
period 2007-12-31
Chay Enterprises, Inc.
filed 2008-03-31
CIK 1411906

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number

333-146542

CHAY ENTERPRISES, INC.

(Name of small business issuer in its charter)

Colorado	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5459 S. Iris St. Littleton, CO	80123
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 303-932-9998

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year     $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  On March 10, 2008 the aggregate market value of the voting stock of Chay Enterprises, Inc. held by non-affiliates of the registrant was $-0-.  The Company is not listed or traded on any exchange, therefore, the aggregate market value of the stock is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   3,254,000 shares common stock, no par value

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

Item 1.

Description of Business

General

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

Item 2.

Description of Property.

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

Item 3.

Legal Proceedings.

Our company is not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against Chay Enterprises, Inc. have been threatened.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

We not are listed or traded on any exchange.  We have not had any active trading in our stock as of the date of this report.  No closing bid or ask prices are available for 2007.

As of December 31, 2007, there were 240 shareholders of record holding 3,254,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Colorado law. Under Colorado law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

You should carefully consider the risk factors set forth above, as well as the other information contained in this prospectus.  This prospectus contains forward-looking statements regarding events, conditions, and financial trends that may affect our plan of operation, business strategy, operating results, and financial position.  You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties.  Actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Cautionary statements in the risk factors section and elsewhere in this prospectus identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Period from December 31, 2006 to December 31, 2007

We did not generate any revenue from July 31, 2001 (inception) to December 31, 2007.  For the year ended December 31, 2007 our expenses were $31,995.  Expenses consisted of professional fees, administrative and management fees, as well as real estate tax, interest expense and miscellaneous expenses.  For the year ended December 31, 2006, our expenses consisted solely of real estate tax expense in the amount of $1,004.  The professional fees incurred in 2007 were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and continued SEC reporting requirements.  As a result, we have reported a net loss of $31,995 for the period ended December 31, 2007 compared to a net loss of $1,004 for the period ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007 we had total assets of $31,748.  Current assets consist of $1,594 in cash and non-current assets consisted of $30,154 in real estate investments.  Current liabilities at December 31, 2007 totaled $43,731 and consisted of $20,000 in note payable to a related party, $9,078 in advances payable to a related party, $12,653 in accounts payable, $1,200 in accrued real estate taxes and $800 in accrued interest payable to a related party.   We do not anticipate any capital expenditures in the next twelve months.

We owe a shareholder $9,078 for advances which are non-interest bearing and due on demand.  We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At December 31, 2007, we had borrowed $20,000 on the revolving loan.  Subsequent to December 31, 2007, we borrowed an additional $14,962 on the revolving loan.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  We have accrued interest payable of $800.

We will need additional funding to achieve our real estate development goals and to pay for the costs associated with being a public company, including compliance and audits of our financial statements.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

On October 24, 2007, our SB-2 registration statement which registered existing shares for resale went effective with the Securities and Exchange Commission.  The registration statement covered 1,336,900 shares that were issued to security holders in 1996 and 2001 in private placement transactions which were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933.  We did not receive any of the proceeds from the sale of those shares being offered.

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

We purchased our property in 2001 for approximately $30,000 and a 2005 appraisal indicates the value of our undeveloped property to be approximately $87,700 at that time.  Although we intend to pursue developing the property into building lots, we may, should we have an excellent offer, sell the land unimproved.  However, we believe by improving the property into building sites, we can optimize returns for our shareholders.

Risk Factors

We have relied on loans from shareholders to fund our operations that must be repaid.  If we fail to repay our outstanding notes, we may not be able to continue our operations and you may lose your entire investment.

We have not performed any formal market studies, so we may not be able to market, sell or develop our property due to focusing on the wrong markets.  In making our business plan, we relied on the judgment and experience of our management.  We did not conduct any formal market studies about the demand for our property, and we have no plans to conduct such studies.  Without market studies, we may miss opportunities to expand into other markets or identify emerging trends in the local real estate market.  If we overestimate the demand for our business or fail to capitalize on new markets, our business could fail.

We operate in a very competitive business environment, with the risk that we could lose some or all of our potential clientele to our competitors.  Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We expect the real estate development business to be highly competitive because many developers have access to the same market. Substantially all of them have greater financial resources and longer operating histories than we have and can be expected to compete within the business in which we engage and intend to engage. We cannot assure that we will have the necessary resources to be competitive.  Also, we may not be able to establish our identity in this competitive industry.  If we cannot compete successfully, our business will fail and you will lose your investment.

The real estate business is highly competitive and many of our competitors are larger and financially stronger than we are. We compete with a large number of companies and individuals, and many of them have significantly greater financial and other resources than we have. Our competitors include local developers who are committed primarily to particular markets and also national developers who acquire properties throughout the U.S. Because we are a company with a limited history, our operations are subject to numerous risks similar to that of a start-up company. We cannot assure that we will have the necessary resources to be competitive.

We may not be able to conduct successful operations in the future.  The results of our operations will depend, among other things, upon our ability to develop and market our properties. Furthermore, our proposed operations may not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain ourselves. Our operations may be affected by many factors, some known by us, some unknown, and some which are beyond our control. Any of these problems, or a combination thereof, could have a materially adverse effect on our viability as an entity and might cause the investment of our shareholders to be impaired or lost.

To fully develop our business plan, we will need additional financing for which we have no firm commitments.  To date and or the foreseeable future, we expect to rely principally upon internal financing.  We expect to fund our site development through loans, or guaranteed loans made by our president and certain other shareholders.  We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders' investment.

We are subject to risk associated with investments in real estate.  The value of, and our potential income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

·	increases in interest rates;

·	a general tightening of the availability of credit;

·	a decline in the economic conditions in one or more of our primary markets;

·	an increase in competition for customers or a decrease in demand by customers;

·	an increase in supply of our property types in our primary markets;

·	declines in consumer spending during an economic recession that adversely affect our revenue; and

·

the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

Additional factors may adversely affect the value of, and our income from, specific properties, including:

·	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

·	opposition from local community or political groups with respect to development or construction at a particular site;
·	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

·	our inability to provide adequate management and maintenance or to obtain adequate insurance;

·	an increase in operating costs;

·	new development of a competitor's property in or in close proximity to one of our current markets; and

·	earthquakes, floods or underinsured or uninsured natural disasters.

The occurrence of one or more of the above risks could result in significant delays or unexpected expenses. If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

We are subject to real estate development risks.  Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

·	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

·	construction delays or cost overruns, either of which may increase project development costs;

·	an increase in commodity costs;

·	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

If any of these occur, we may not achieve our projected returns on properties under development and we could lose some or all of our investments in those properties.

Recent downturns in the real estate market and home mortgage financing may significantly impact our future development plans.  The real estate industry is cyclical and is subject to numerous economic factors including general business conditions, changes in interest rates, inflation and oversupply of properties. Any sustained period of weakness or weakening business or economic conditions in the markets in which we intend to do business or in related markets, such as those experienced since July 2007, could result in a continuing decrease in the demand for the type of properties we intend to develop.

We are vulnerable to concentration risks because our operations are currently exclusive to the Hot Springs, South Dakota area.   Because of our geographic concentration and limited number of projects, our operations are more vulnerable to local economic downturns and adverse project-specific risks than those of larger, more diversified companies.

The performance of the South Dakota economy greatly affects our sales and, consequently the underlying values of our properties. The South Dakota economy is heavily influenced by conditions and employment in the farming and ranching industries.  Adverse conditions in these markets, could negatively affect the economy in our market. Rising interest rates may adversely affect our ability to sell lots and homes.

Our results of operations and financial condition will be greatly affected by the performance of the real estate industry.  Our real estate activities are subject to numerous factors beyond our control, including local real estate market conditions, both where our properties are located and in areas where our potential customers reside, substantial existing and potential competition, general national, regional and local economic conditions, fluctuations in interest rates and mortgage availability and changes in demographic conditions. Real estate markets have historically been subject to strong periodic cycles driven by numerous factors beyond the control of market participants.

Real estate investments often cannot easily be converted into cash and market values may be adversely affected by these economic circumstances, market fundamentals, competition and demographic conditions. Because of the effect these factors have on real estate values, it is difficult to predict with certainty the level of future sales or sales prices that will be realized for individual assets.

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers' existing residences.

Our operations are subject to an intensive regulatory approval process.  Before we can develop a property, we must obtain a variety of approvals from local and state governments with respect to such matters as zoning, density, parking, sub-division, site planning and environmental issues. Certain of these approvals are discretionary by nature. Because certain government agencies and special interest groups are involved there is a high degree of uncertainty in obtaining these approvals.

Our operations are subject to natural risks.  Our performance may be adversely affected by weather conditions that delay development or damage property.

The U.S. military intervention in Iraq, the terrorist attacks in the U.S. on September 11, 2001 and the potential for additional future terrorist acts have created economic, political and social uncertainties that could materially and adversely affect our business.

Further acts of terrorism could be directed against the U.S. domestically or abroad, these acts of terrorism could be directed against properties and personnel of companies such as ours. Terrorism and war developments may materially and adversely affect our business and profitability and the prices of our common stock in ways that we cannot predict at this time.

We depend entirely on our executive officer to run our business, and losing the services of any executive officer would adversely affect our business.  Our success depends entirely on our CEO, Philip J. Davis.  We have no written employment agreements to keep Mr. Davis bound to us or to prevent him from competing with us he leaves.  The process of finding qualified managers, either for replacement or expansion, is often lengthy.  We can give you no assurance that we will succeed in attracting and retaining qualified executives and personnel.  The loss of key personnel, or the inability to attract additional qualified personnel, could materially harm our business.

Our principal stockholders will retain control of Chay Enterprises.  Even if our two principal stockholders sell some of their shares, they will continue to hold a majority of the issued and outstanding shares and they may exercise control over the company and prevent a change of control in the company.

Our stock will likely be subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.   A penny stock is generally a stock that:

- is not listed on a national securities exchange or NASDAQ,

- is listed in the "pink sheets" or on the NASD OTC Bulletin Board,

- has a price per share of less than $5.00 and

- is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including

- determination of the purchaser's investment suitability,

- delivery of certain information and disclosures to the purchaser, and

- receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules.  In the event our common stock becomes subject to the penny stock trading rules,

- such rules may materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded equity securities may not exist.

Because of the significant restrictions on trading penny stocks, a public market may never emerge for our securities.  If this happens, you may never be able to publicly sell your shares.

Item 7.

Financial Statements.

See Financial Statements following the signature page of this report.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b)  Changes in Internal Control over Financial Reporting.  During 2007, there were changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  Those changes included the installation of an accounting software package to capture and report financial information and the engagement of a financial consultant to review the Company’s financial transactions and to assist the Company’s preparation of financial reports.  The Company’s evaluation of internal control discussed in the preceding paragraphs was conducted after these changes were implemented.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the

Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Since
Philip J. Davis	51	Sole officer and director	August 2001

The following is a brief biography of our officer and director.

Philip J. Davis.  Mr. Davis has been the President and a Director of the Company since August 2001.  In April 2007, Mr. Davis became the sole Officer and Director of the Company.  Mr. Davis has been the President, Treasurer, Secretary and a Director of Ivory Capital Corporation, a Colorado publicly-held shell corporation from November 1998 to January 2005.  From October 2001 to April 2003 Mr. Davis was President, Chief Financial Officer and sole Director of the OneDentist Resources, Inc., a Colorado corporation which operated an on-line dental Web site through OneDentist.com until September 2001. From December 1996 until December 1999, Mr. Davis was the President, Treasurer and a member of the Board of Directors of Mizar Energy Company, a Colorado corporation, which was formed for the purpose of buying, selling and producing oil and gas, and buying and selling oil and gas leases.  From May 1991 to November 1995, Mr. Davis was Secretary and Treasurer and from November 1995 to May 1997, was the President of Lahaina Acquisitions, Inc., a Colorado publicly-held shell corporation of which he was also a director from May 1991 to May 1997.  From August 1996 to April 2000, Mr. Davis was the President and a member of the Board of Directors of Medical Management Systems, Inc., an inactive Colorado-based reporting corporation.

Compliance with Section 16(a) of the Exchange Act.

We are not subject to the provisions of Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

We have no formal compensation agreements or employment contracts with our sole executive officer.  Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend.  Our executive officer did not receive any compensation whatsoever for the years ended December 31, 2005, 2006 and 2007, nor does he currently receive any compensation.

We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Philip J. Davis, President, Secretary, Treasurer, Chief Financial Officer, Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2007, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 3,254,000 issued and outstanding shares of common stock, no par value.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Philip J. Davis (1) 5459 S. Iris Street Littleton, CO 80123	Common	1,268,067	38.97%

Gary Agron 5445 DTC Pkwy., Suite 520 Greenwood Village, CO 80111	Common	1,288,066	39.58%

GM/CM Family Partners Ltd. 14 Red Tail Drive Highlands Ranch, CO 80126	Common	298,333	9.17%

Mathis Family Partners, Ltd. 2560 W. Main St., #200 Littleton, CO 80120	Common	298,334	9.17%

All directors and executive officers as a group (1 person)	Common	1,268,067	38.97%

(1)

Officer and/or director.

Item 12.  Certain Relationships and Related Transactions

In July 2001, we issued 2,277,800 shares of common stock in exchange for the Fall River County, South Dakota building lots which were valued at $27,816.   We issued 1,138,900 to Philip J. Davis, our sole officer and director and 1,138,900 to a former shareholder.

Mr. Davis has advanced money to us for operating expenses.  We currently owe $9,078.  The advances are non-interest bearing and have no due dates but are due on demand.

We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At December 31, 2007, we had borrowed $20,000 on the revolving loan.  Subsequent to December 31, 2007, we borrowed an additional $14,962 on the revolving loan.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  We have accrued interest payable of $800.

We also use office space free of cost provided by Philip J. Davis.

Item 13.  Exhibits.

Exhibit Number	Title	Location

Exhibit 3(i)	Articles of Incorporation	*
Exhibit 3(ii)	Bylaws	*
Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 31.2	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

* Incorporated by reference. Filed as exhibit to SB-2 filed October 5, 2007

**The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed in the last fiscal year for professional services rendered by the principal accountant for the audit of Chay’s annual financial statement and review of financial statements included in Chay’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $0 for fiscal year ended 2006 and $9,000 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2006 and 2007.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2006 and 2007.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

By: /s/ Philip J. Davis
Philip J. Davis
Chief Executive Officer and
Chief Financial Officer

March 28, 2008
Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Philip J. Davis	March 28, 2008
Philip J. Davis, Sole Director	Date:

CHAY  ENTERPRISES, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

CHAY ENTERPRISES, INC.

(A Development Stage Company)

CONTENTS

Page

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Changes in Shareholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

F-3 F-4 F-5 F-6 F-7 F-8

Report of Independent Registered Public Accounting Firm

Board of Directors

Chay Enterprises, Inc.

We have audited the accompanying balance sheets of Chay Enterprises, Inc., as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity (deficit), and cash flows for the two years ended December 31, 2007 and 2006 and for the development stage period from July 31, 2001 to December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chay Enterprises, Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the two years ended December 31, 2007 and 2006 and for the development stage period from July 31, 2001 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, the Company has recurring losses, has negative working capital, and no business operations which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 13, 2008

CHAY ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31,	December 31,
ASSETS	2007	2006

CURRENT ASSETS:
Cash	$1,594	$-

Total current assets	1,594	-

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$31,748	$30,154

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$20,000	$-
Advances payable, related party	9,078	9,138
Accounts payable	12,653	-
Accrued real estate taxes	1,200	1,004
Accrued interest payable, related party	800	-

Total current liabilities	43,731	10,142

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 25,000,000 shares authorized,
3,254,000 shares issued and outstanding	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(40,611)	(8,616)

Total shareholders' equity (deficit)	(11,983)	20,012

Total liabilities and shareholders' equity (deficit)	$31,748	$30,154

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Period From
			July 31, 2001
	Year	Year	(Date of
	Ended	Ended	Development Stage)
	December 31,	December 31,	to December 31,
	2007	2006	2007

INCOME:
Sales	$-	$-	$-

EXPENSES:
Accounting and audit	17,320	-	17,320
Legal fees	10,482	-	12,051
Real estate tax	1,200	1,004	7,434
Miscellaneous	2,193	-	3,006

Total operating expenses	31,195	1,004	39,811

OTHER (EXPENSE):
Interest expense	(800)	-	(800)

NET LOSS	$(31,995)	$(1,004)	$(40,611)

LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,254,000	3,254,000	3,254,000

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
for the period from March 29, 1996 (Date of Inception) through December 31, 2007

					Accumulated
					Deficit During
	Common Stock		Preferred	Accumulated	the Development
	Shares	Amount	Stock	Deficit	Stage	Total

BALANCES, at inception (March 29, 1996)	-	$-	$-	$-	$-	$-

Sale of common stock to founders
in March 1996 for $.002 per share	895,000	1,790	-	-	-	1,790

Sale of common stock in March 1996 for
$.01 per share	81,200	812	-	-	-	812

Common stock issued in exchange for real
estate on July 31, 2001 at $.012 per share	2,277,800	27,816	-	-	-	27,816

Net loss for the period from inception to
December 31, 2004	-	-	-	(1,790)	(6,622)	(8,412)

BALANCES, December 31, 2004	3,254,000	30,418	-	(1,790)	(6,622)	22,006

Net loss	-	-	-	-	(990)	(990)

BALANCES, December 31, 2005	3,254,000	30,418	-	(1,790)	(7,612)	21,016

Net loss	-	-	-	-	(1,004)	(1,004)

BALANCES, December 31, 2006	3,254,000	30,418	-	(1,790)	(8,616)	20,012

Net loss	-	-	-	-	(31,995)	(31,995)

BALANCES, December 31, 2007	3,254,000	$30,418	$-	$(1,790)	$(40,611)	$(11,983)

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period From
			July 31, 2001
	Year	Year	(Date of
	Ended	Ended	Development Stage)
	December 31,	December 31,	to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,995)	$(1,004)	$(40,611)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	13,649	14	14,653
Net cash used in operating activities	(18,346)	(990)	(25,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	20,000	-	20,000
Increase (decrease) in advances payable, related party	(60)	990	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	19,940	990	29,890

NET INCREASE IN CASH	1,594	-	1,594
CASH, at beginning of period	-	-	-
CASH, at end of period	$1,594	$-	$1,594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1 -

ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Organization and Description of Business

Chay Enterprises, Inc. (“Chay”) was incorporated on March 29, 1996 in the state of Colorado and is currently in the development stage.  The Company is in the business of real estate investment and development.

The Company’s financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and cost containment.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has recurring losses, has negative working capital, and no business operations which raise substantial doubt about its ability to continue as a going concern.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Investment in Real Estate

The real estate owned by the Company was acquired in July of 2001.  This property consists of land in the state of South Dakota.  The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs.  Development costs consist principally of preliminary engineering plans.

The Company reviews the fair value less costs to sell of land under development at the end of each reporting cycle and where the carrying value of the asset is not recoverable and exceeds its fair value, an impairment loss will be recognized.

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

Impairment of Long Lived Assets

The Company evaluates its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value.  If such review indicates that the asset is impaired, the asset’s carrying amount is written down to fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.  There was no impairment in 2007 or 2006.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 197”), “Disclosures About Fair Value of Financial Instruments.”  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s and accounts payable-related party and accrued liabilities approximate their estimated fair values due to their short-term maturities.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At December 31, 2007 and 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Development Stage Company

Based on the Company’s business plan, it is a development stage company since planned principal operations have not yet commenced.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply to enterprises that are establishing their operations.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date.  The development stage began on July 31, 2001, when the Company acquired the real estate that it intends to develop.

Per Share Information

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of this accounting pronouncement is not expected to have a material effect on the financial statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

In December 2007 the FASB issued FAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption.  Management is currently evaluating the impact of adopting this statement.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

NOTE 2-

SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 25,000,000 shares of no par value voting common stock and 10,000,000 shares of no par value voting preferred stock.

In March 1996, the Company issued 895,000 shares of common stock to its founders for $1,790.

The Company has sold common shares under a private offering memorandum.  In March 1996, the Company distributed 81,200 shares of common stock for $.01 per share valued at $812.  In July 2001, the Company issued 2,277,800 shares of common stock in exchange for real estate that was valued at $27,816.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 3-

RELATED PARTY TRANSACTIONS

A shareholder of the Company has advanced money to the Company for operating expenses.  The amount owed by the Company as of December 31, 2007 and 2006 was $9,078 and $9,138, respectively.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders.  The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $.10 per share.  As of December 31, 2007, $50,000 of the loan amount was called and $20,000 of the called amount had been received.  Subsequent to December 31, 2007, additional proceeds of $14,962 were received.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

NOTE 4-

INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward if not used, will expire in various years through 2027, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards. Net operating loss carryforwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2006	10,406	2026	1,925	(1,925)	(186)	—
December 31, 2007	42,400	2027	7,844	(7,844)	(5,919)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%