Form 10QSB/A
period 2007-09-30
Chay Enterprises, Inc.
filed 2008-04-23
CIK 1411906

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2010 Estimated average burden Hours per response . . . . 182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-1

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

Yes ☒       No ☐

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

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to the report on Form 10-QSB for the period ended September 30, 2007, is to correct check mark indicating the Company is a shell company.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report other than the date of the audit report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB for the peroid ended September 30, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-QSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB on November 14, 2007.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

		Page

Part I Financial Information

	Balance Sheets as of September 30, 2007 (unaudited)
	and December 31, 2006	4

	Statements of Operations (unaudited) for the
	three months and nine months ended September 30, 2007 and 2006,
	and July 31, 2001 to September 30, 2007	5

	Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2007 and 2006, and
	July 31, 2001 to September 30, 2007	6

	Notes to the Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Controls and Procedures	12

Part II Other Information

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

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

CHAY ENTERPRISES, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

Date: April 22, 2008

By:/s/ Philip J. Davis

Philip J. Davis

President and Chief Financial Officer