Form 10KSB/A
period 2007-12-31
Chay Enterprises, Inc.
filed 2008-04-23
CIK 1411906

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-1

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

Yes ☒     No☐

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

EXPLANATORY NOTE:

The purpose of this Amendment No. 1 to the report on Form 10-KSB for the year ended December 31, 2007, is to correct check mark indicating the Company is a shell company.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report other than the date of the audit report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 31, 2008.

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

Our stock will likely be subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock.   A penny stock is generally a stock that:

-

is not listed on a national securities exchange or NASDAQ,

-

is listed in the "pink sheets" or on the NASD OTC Bulletin Board, - has a price per share of less than $5.00 and- is issued by a company with net tangible assets less than $5 million.

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

CHAY ENTERPRISES, INC.

By: /s/ Philip J. Davis
Philip J. Davis
Chief Executive Officer and
Chief Financial Officer

April 22, 2008
Date:

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Philip J. Davis	April 22, 2008
Philip J. Davis, Sole Director	Date:

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