Form 10-Q
period 2008-03-31
Chay Enterprises, Inc.
filed 2008-05-07
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  333-146542

CHAY ENTERPRISES, INC..

(Exact name of registrant as specified in its charter)

Colorado	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5459 S. Iris St. Littleton, CO	80123
(Address of principal executive offices)	(Zip Code)

303-932-9998

 (Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  3,254,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS
	March 31,	December 31,
ASSETS	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$1,089	$1,594

Total current assets	1,089	1,594

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$31,243	$31,748

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$34,962	$20,000
Advances payable, related party	9,078	9,078
Accounts payable	12,859	12,653
Accrued real estate taxes	1,500	1,200
Accrued interest payable, related party	1,210	800

Total current liabilities	59,609	43,731

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 25,000,000 shares authorized, 3,254,000
shares issued and outstanding	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(56,994)	(40,611)

Total shareholders' (deficit)	(28,366)	(11,983)

Total liabilities and shareholders' (deficit)	$31,243	$31,748

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			July 31, 2001
	Three months	Three months	(Date of
	Ended	Ended	Development Stage)
	March 31,	March 31,	to March 31,
	2008	2007	2008

INCOME:
Sales	$-	$-	$-

EXPENSES:
Accounting and audit	11,620	-	28,940
Legal fees	2,820	-	14,871
Real estate tax	300	300	7,734
Miscellaneous	1,233	-	4,239

Total operating expenses	15,973	300	55,784

OTHER (EXPENSE):
Interest expense	(410)	-	(1,210)

NET LOSS	$(16,383)	$(300)	$(56,994)

LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,254,000	3,254,000	3,254,000

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			July 31, 2001
	Three Months	Three Months	(Date of
	Ended	Ended	Development Stage)
	March 31,	March 31,	to March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,383)	$(300)	$(56,994)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	916	300	15,569
Net cash used in operating activities	(15,467)	-	(41,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	14,962	-	34,962
Increase (decrease) in advances payable, related party	-	-	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	14,962	-	44,852

NET INCREASE (DECREASE) IN CASH	(505)	-	1,089

CASH, at beginning of period	1,594	-	-

CASH, at end of period	$1,089	$-	$1,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 1 -

BASIS OF PRESENTATION

Interim Financial Information

The unaudited financial statements of Chay Enterprises, Inc. (“Chay”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations.  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the interim periods.  The results for these interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007.

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

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At March 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during  2008,  none of which are expected to a have a material impact on the Company's  financial position, operations or cash flows.

NOTE 2-

INVESTMENT IN REAL ESTATE

The real estate owned by the Company was acquired in July of 2001.  This property consists of land in the state of South Dakota.  The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs. Development costs consist principally of preliminary engineering plans.

NOTE 3-

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses.  The aggregate amount owed by the Company as of March 31, 2008 was $9,078.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders.  The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share.   As of March 31, 2008, proceeds of $34,962 had been received under the terms of this agreement.

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 4-

INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2028, and is subject to various restrictions pursuant to the Internal Revenue Code.  The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
March 31, 2008	$58,784	2028	$10,875	$(10,875)	$(3,031)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Hot Springs is the cultural capital of the Black Hills and offers:

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

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2008 and compares those results to the corresponding period ended March 31, 2007.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes.

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

Capital Resources and Liquidity

As of March 31, 2008, we had a working capital deficit of $(58,520) comprised of current assets of $1,089 and current liabilities of $59,609.  This represents an increased deficit of $16,383 from the working capital deficit of $(42,137) reported at December 31, 2007.  During the three months ended March 31, 2008, our working capital deficit increased as we increased our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At March 31, 2008, we had borrowed $34,962 on the revolving loan, including $14,962 borrowed during the three months ended March 31, 2008.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  Through March 31, 2008, we have accrued interest on this loan of $1,210.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of March 31, 2008, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand.  During the three months ended March 31, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $15,467 during the first three months of 2008, compared to $nil during the first three months of 2007.  During 2008, we used our cash to prepare financial statements and other documents required by our status as a public company.

Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended March 31, 2008, we recorded a net loss of $(16,383), or $(0.01) per share, compared to a net loss for the corresponding period of 2007 of $(300) or $(0.00) per share. In neither period did we report any revenue.

Operating expenses increased to $15,973 for the three months ended March 31, 2008 compared to $300 during the same period of 2007.  The increase of $15,673 primarily reflects increased professional fees associated with the audit of our financial statements and other reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $410 in 2008 compared to $nil in 2007, reflecting interest accrued on our revolving convertible loan agreement.

Need for Additional Financing

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

Date: May 6, 2008

By: /s/ Philip J. Davis

Philip J. Davis, President

and Chief Financial Officer