Form 10-Q
period 2008-06-30
Chay Enterprises, Inc.
filed 2008-08-13
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  929,718

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(See Note 1)
CURRENT ASSETS:
Cash	$4,671	$1,594

Total current assets	4,671	1,594

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$34,825	$31,748

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$49,962	$20,000
Advances payable, related party	9,078	9,078
Accounts payable	4,368	12,653
Accrued real estate taxes	1,270	1,200
Accrued interest payable, related party	1,831	800

Total current liabilities	66,509	43,731

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized,
None issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized,
929,718 shares issued and outstanding (Note 1)	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(60,312)	(40,611)

Total shareholders' (deficit)	(31,684)	(11,983)

Total liabilities and shareholders' (deficit)	$34,825	$31,748

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
					Period From
					July 31, 2001
	Three	Three	Six	Six	(Date of
	months	months	months	months	Development
	Ended	Ended	Ended	Ended	Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
INCOME:
Sales	$-	$-	$-	$-	$-
EXPENSES:
Accounting and audit	985	8,000	12,605	8,000	29,925
Legal fees	540	6,410	3,360	6,410	15,411
Real estate tax	300	397	600	697	8,034
Miscellaneous	872	285	2,105	285	5,111

Total operating expenses	2,697	15,092	18,670	15,392	58,481

OTHER (EXPENSE):
Interest expense	(621)	(195)	(1,031)	(195)	(1,831)

NET LOSS	$(3,318)	$(15,287)	$(19,701)	$(15,587)	$(60,312)

LOSS PER SHARE (Note 1)	$(0.00)	$(0.02)	$(0.02)	$(0.02)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 1)	929,718	929,718	929,718	929,718	929,718
The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			July 31, 2001
			(Date of
	Six Months	Six Months	Development
	Ended	Ended	Stage)
	June 30,	June 30,	to June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,701)	$(15,587)	$(60,312)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	(7,184)	5,699	7,469
Net cash used in operating activities	(26,885)	(9,888)	(52,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	29,962	20,000	49,962
Increase (decrease) in advances payable, related party	-	540	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	29,962	20,540	59,852

NET INCREASE IN CASH	3,077	10,652	4,671

CASH, at beginning of period	1,594	-	-

CASH, at end of period	$4,671	$10,652	$4,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816
The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

Reverse Stock Split and Increase in Authorized Shares

On July 31, 2008, Chay’s shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 100,000,000, and approved a reverse split of the Company’s common stock in the ratio of 1 share for 3.5 shares.  Fractional shares were rounded up to the nearest whole share.  All references in the accompanying financial statements to the number of shares authorized and outstanding and to the per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At June 30, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

NOTE 3-

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses.  The aggregate amount owed by the Company as of June 30, 2008 was $9,078.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders.  The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share.   As of June 30, 2008, proceeds of $49,962 had been received under the terms of this agreement.

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
June 30, 2008	$62,102	Various	$11,500	$(11,500)	$(3,656)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%

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

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three and six months ended June 30, 2008 and compares those results to the corresponding period ended June 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes.

Reverse Stock Split and Increase in Authorized Shares

On July 31, 2008, Chay’s shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 100,000,000, and approved a reverse split of the Company’s authorized and outstanding common stock in the ratio of 1 share for 3.5 shares.  Fractional shares were rounded up to the nearest whole share.  All references in the accompanying financial statements to the number of shares authorized and outstanding and to the per share amounts have been retroactively adjusted to reflect the reverse stock split.

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

Capital Resources and Liquidity

As of June 30, 2008, we had a working capital deficit of $(61,838) comprised of current assets of $4,671 and current liabilities of $66,509.  This represents an increased deficit of $19,701 from the working capital deficit of $(42,137) reported at December 31, 2007.  During the six months ended June 30, 2008, our working capital deficit increased as we increased our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At June 30, 2008, we had borrowed $49,962 on the revolving loan, including $29,962 borrowed during the six months ended June 30, 2008.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  Through June 30, 2008, we have accrued interest on this loan of $1,831.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of June 30, 2008, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand.  During the six months ended June 30, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $26,885 during the first six months of 2008, compared to $9,888 during the first six months of 2007.  During 2008, we used our cash to prepare financial statements and other documents required by our status as a public company.

Results of Operations – Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended June 30, 2008, we recorded a net loss of $(3,318), or $(0.00) per share, compared to a net loss for the corresponding period of 2007 of $(15,287) or $(0.02) per share. In neither period did we report any revenue.

Operating expenses decreased to $2,697 for the three months ended June 30, 2008 compared to $15,092 during the same period of 2007.  The decrease of $12,395 primarily reflects a difference in the timing of professional fees associated with the audit of our financial statements and preparation of other reports that we are required to file with the Securities and Exchange Commission.   During 2008, we incurred more costs during the first quarter and fewer costs during the second quarter when compared to 2007.

Interest expense increased to $621 in 2008 compared to $195 in 2007, reflecting interest accrued on our revolving convertible loan agreement.

Results of Operations – Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

For the six months ended June 30, 2008, we recorded a net loss of $(19,701), or $(0.02) per share, compared to a net loss for the corresponding period of 2007 of $(15,587) or $(0.02) per share. In neither period did we report any revenue.

Operating expenses increased to $18,670 for the six months ended June 30, 2008 compared to $15,392 during the same period of 2007.  The increase of $3,278 primarily reflects the cost of professional fees associated with the audit of our financial statements and other reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $1,031 in 2008 compared to $195 in 2007, reflecting interest accrued on our revolving convertible loan agreement.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2008.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.  However, subsequent to the date of this report, on July 31, 2008, at a properly called and convened special meeting of shareholders, Chay’s shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 100,000,000, no par value, and approved a reverse split of the Company’s issued and outstanding common stock in the ratio of 1 share for 3.5 shares.  Fractional shares were rounded up to the nearest whole share.  All references in the accompanying financial statements to the number of shares authorized and outstanding and to the per share amounts have been retroactively adjusted to reflect the reverse stock split.  Shareholders also approved a name change of the Company upon the discretion of the directors until December 31, 2008 without further approval of the shareholders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS

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

Date: August __, 2008

By: /s/ Philip J. Davis

      Philip J. Davis, President and Chief Financial Officer