Form 10-Q
period 2008-09-30
Chay Enterprises, Inc.
filed 2008-11-13
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-146542

CHAY ENTERPRISES, INC.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2008:  929,718

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHAY  ENTERPRISES, INC.

(A Development Stage Company)

BALANCE  SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(See Note 1)
CURRENT ASSETS:
Cash	$754	$1,594

Total current assets	754	1,594

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$30,908	$31,748

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related parties	$49,962	$20,000
Advances payable, related party	9,078	9,078
Accounts payable	6,527	12,653
Accrued real estate taxes	1,570	1,200
Accrued interest payable, related parties	2,587	800

Total current liabilities	69,724	43,731

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 929,718
shares issued and outstanding (Note 1)	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(67,444)	(40,611)

Total shareholders' (deficit)	(38,816)	(11,983)

Total liabilities and shareholders' (deficit)	$30,908	$31,748

CHAY  ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENTS  OF  OPERATIONS

(Unaudited)

					Period From
					July 31, 2001
	Three	Three	Nine	Nine	(Date of
	months	months	months	months	Development
	Ended	Ended	Ended	Ended	Stage) To
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
INCOME:
Sales	$-	$-	$-	$-	$-

EXPENSES:
Accounting and audit	1,730	6,200	14,335	14,200	31,655
Legal fees	2,581	-	5,941	6,410	17,992
Real estate tax	300	203	900	900	8,334
Miscellaneous	1,765	922	3,870	1,207	6,876

Total operating expenses	6,376	7,325	25,046	22,717	64,857

OTHER (EXPENSE):
Interest expense	(756)	(302)	(1,787)	(497)	(2,587)

NET LOSS	$(7,132)	$(7,627)	$(26,833)	$(23,214)	$(67,444)

LOSS PER SHARE (Note 1)	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (Note 1)	929,718	929,718	929,718	929,718	929,718

CHAY  ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS  OF  CASH  FLOWS

(Unaudited)

			Period From
			July 31, 2001
	Nine	Nine	(Date of
	Months	Months	Development
	Ended	Ended	Stage) To
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,833)	$(23,214)	$(67,444)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	(3,969)	12,611	10,684
Net cash used in operating activities	(30,802)	(10,603)	(56,760)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	29,962	20,000	49,962
Increase (decrease) in advances payable, related party	-	(60)	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	29,962	19,940	59,852

NET INCREASE IN CASH	(840)	9,337	754

CASH, at beginning of period	1,594	-	-

CASH, at end of period	$754	$9,337	$754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

SEPTEMBER 30, 2008

(Unaudited)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At September 30, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141 and provides greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date.  This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting SFAS 141R on the results of operations and financial position.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited)

In May 2008, the FASB ratified FASB Staff Position No. APB-14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) that will require separate accounting for the debt and equity components of convertible instruments.  FSP APB 14-1 will require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 is effective January 1, 2009.  The Company is currently evaluating the impact of adopting FSP APB 14-1 on the results of operations and financial position.

There were various other accounting standards and interpretations issued during  2008,  none of which are expected to a have a material impact on the Company's  financial position, operations or cash flows.

NOTE 2-

INVESTMENT IN REAL ESTATE

The real estate owned by the Company was acquired in July of 2001.  This property consists of land in the state of South Dakota.  The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs.  Development costs consist principally of preliminary engineering plans.

NOTE 3-

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses.  The aggregate amount owed by the Company as of September 30, 2008 was $9,078.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders.  The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share.   As of September 30, 2008, proceeds of $49,962 had been received under the terms of this agreement.

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
September 30, 2008	$69,234	2028	$12,808	$(12,808)	$(4,964)	—
December 31, 2007	$42,400	2027	$7,844	$(7,844)	$(5,919)	—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit), net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Reported tax rate	0%

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

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2008 and compares those results to the corresponding periods ended September 30, 2007.  This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes.

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

Capital Resources and Liquidity

As of September 30, 2008, we had a working capital deficit of $(68,970) comprised of current assets of $754 and current liabilities of $69,724.  This represents an increased deficit of $26,833 from the working capital deficit of $(42,137) reported at December 31, 2007.  During the nine months ended September 30, 2008, our working capital deficit increased as we increased our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At September 30, 2008, we had borrowed $49,962 on the revolving loan, including $29,962 borrowed during the nine months ended September 30, 2008.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  Through September 30, 2008, we have accrued interest on this loan of $2,587.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs.  As of September 30, 2008, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand.  During the nine months ended September 30, 2008, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $30,802 during the first nine months of 2008, compared to $10,603 during the first nine months of 2007.  During 2008, we used our cash to prepare financial statements and other documents required by our status as a public company.

Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations.  We are unable to predict with any degree of accuracy when this classification will change.  We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended September 30, 2008, we recorded a net loss of $(7,132), or $(0.01) per share, compared to a net loss for the corresponding period of 2007 of $(7,627) or $(0.01) per share. In neither period did we report any revenue.

Operating expenses decreased to $6,376 for the three months ended September 30, 2008 compared to $7,325 during the same period of 2007.  The decrease of $949 primarily reflects a difference in the timing of professional fees associated with the audit of our financial statements and preparation of other reports that we are required to file with the Securities and Exchange Commission.

Interest expense increased to $756 in 2008 compared to $302 in 2007, reflecting interest accrued on our revolving convertible loan agreement.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, we recorded a net loss of $(26,833), or $(0.03) per share, compared to a net loss for the corresponding period of 2007 of $(23,214) or $(0.02) per share. In neither period did we report any revenue.

Operating expenses increased to $25,046 for the nine months ended September 30, 2008 compared to $22,717 during the same period of 2007.  The increase of $2,329 primarily reflects the cost of professional fees associated with the audit of our financial statements and other reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $1,787 in 2008 compared to $497 in 2007, reflecting interest accrued on our revolving convertible loan agreement.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal controls and procedures over financial reporting was ineffective as of September 30, 2008.

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

None.

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

Date: November 12, 2008

By: /s/ Philip J. Davis

Philip J. Davis, President and Chief Financial Officer