Form 10-K
period 2008-12-31
Chay Enterprises, Inc.
filed 2009-03-31
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-146542

CHAY ENTERPRISES, INC.

(Name of small business issuer in its charter)

Colorado	26-0179592
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

5459 S. Iris St.

Littleton, CO 80123

(Address of principal executive offices)

Issuer’s telephone number: 303-932-9998

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      . Yes  X . No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .  (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  X . Yes       .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CHYE.”  There was not an active market and no trading volume during fiscal 2007 and there has been extremely limited trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 23, 2009 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     . Yes       .  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 23, 2009
Common Stock, no par value	929,718

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1. BUSINESS.

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

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

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

ITEM 2.  PROPERTIES.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CHYE".  There was not an active market and no trading volume during fiscal 2007 and there has been extremely limited trading volume in 2008.

	CLOSING BID		CLOSING ASK
2008

March 14 (first available) Thru March 31	NONE	NONE	NONE	NONE

April 1, Thru June 30.25		.25	NONE	NONE

July 1 Thru July 31.35		.25	1	1

August 1 Thru September 30 (after a 1 for 3.5 reverse split	1.50	1.50	NONE	NONE

October 1 Thru December 31	1.50	1.50	NONE	NONE

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 23, 2009, there were approximately 236 shareholders of record holding 929,718 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Period from December 31, 2008 to December 31, 2007

We did not generate any revenue from July 31, 2001 (date of development stage) to December 31, 2008.  We reported a net loss of $31,881 for the year ended December 31, 2008, compared to a net loss of $31,995 for the year ended December 31, 2007.

For the year ended December 31, 2008 our operating expenses were $29,232, compared to expenses of $31,195 for the year ended December 31, 2007.  For each year, expenses consisted of professional fees, real estate taxes, and miscellaneous expenses.  The professional fees are, to a large extent, the cost of preparing and filing the various reports required by the SEC for a public reporting company.  The fees incurred during 2007 included cost related to filing a Form SB-2 registration statement that was not repeated during 2008.  For the year ended December 31, 2008, we also incurred interest expense of $2,649, compared to interest expense of $800 for the year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008 we had total assets of $32,936.  Current assets consisted of $2,782 in cash.  Non-current assets consisted of our investment in real estate of $30,154.  Current liabilities at December 31, 2008 totaled $76,800 and consisted of $58,962 in a note payable to related parties, $9,078 in advances payable to a related party, $4,220 in accounts payable, $1,091 in accrued real estate taxes, and $3,449 in accrued interest payable to related parties.

We do not anticipate any capital expenditures in the next twelve months.  We do not have any off-balance sheet financing arrangements.

We owe a shareholder $9,078 for advances which are non-interest bearing and due on demand.  We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At December 31, 2008, we had borrowed $58,962 on the revolving loan.  Subsequent to December 31, 2008, we borrowed an additional $7,000 on the revolving loan.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  We have accrued interest payable of $3,449.

We will need additional funding to achieve our real estate development goals and to pay for the costs associated with being a public company, including compliance and audits of our financial statements.  In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

On July 31, 2008, our shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 100,000,000, and approved a reverse split of the Company’s common stock in the ratio of 1 share for 3.5 shares.

On October 24, 2007, our SB-2 registration statement which registered existing shares for resale went effective with the Securities and Exchange Commission.  The registration statement covered 381,972 shares (post-split) that were issued to security holders in 1996 and 2001 in private placement transactions which were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933.  We did not receive any of the proceeds from the sale of those shares.

Plan of Operation

We intend to further develop our lots in Fall River County, South Dakota by combining and developing the lots into approximately 12 single and multi family residential building sites which we will then attempt to sell to individuals or other developers.

To date, we have performed preliminary engineering plans regarding basic utilities such as roads, water, sewer, and power.  Our next steps will be to complete the full engineering plan and then obtain plat approval from the city of Hot Springs based on our full engineering plan showing how the property will be subdivided.  We plan to obtain estimates for complete engineering of our property development.  In response to the current downturn in the economy, and specifically with regard to uncertainty in the real estate industry, we decided to postpone our development plans for 2008 and 2009.  We have not established a new timetable for property development and our decision to proceed will be dependent upon, among other things, availability of financing and improved real estate industry fundamentals.

We purchased our property in 2001 for approximately $30,000 and a 2006 evaluation indicates the value of our undeveloped property to be approximately $87,700.  Although we intend to pursue developing the property into building lots, we may, should we have an excellent offer, sell the land unimproved.  However, we believe by improving the property into building sites, we can optimize returns for our shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended. As current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.  Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions.  The Company has not implemented measures that would prevent the President from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.  The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name

Age

Position

Director or Officer Since

Philip J. Davis

53

Sole officer and Director

August 2001

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

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

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, 2007 and 2006. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Philip J. Davis, President, Secretary, Treasurer, Chief Financial Officer, Director	2008 2007 2006	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 23, 2009, the number and percentage of the 979,718 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name & Address	Title of Class	Number of Shares Beneficially Owned	% of Class

Philip J. Davis (1) 5459 S. Iris Street Littleton, CO 80123	Common	362,305	38.97%

Gary Agron 5445 DTC Pkwy., Suite 520 Greenwood Village, CO 80111	Common	276,015	29.69%

GM/CM Family Partners Ltd. 14 Red Tail Drive Highlands Ranch, CO 80126	Common	85,238	9.17%

All directors and executive officers as a group (1 person)	Common	362,305	38.97%

 (1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

In July 2001, we issued 650,800 shares of common stock in exchange for the Fall River County, South Dakota building lots which were valued at $27,816.   We issued 325,400 to Philip J. Davis, our sole officer and director and 325,400 to a former shareholder.

Mr. Davis has advanced money to us for operating expenses.  We currently owe $9,078.  The advances are non-interest bearing and have no due dates but are due on demand.

We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007.  The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum.  At December 31, 2008, we had borrowed $58,962 on the revolving loan.  The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd.  We have accrued interest payable of $3,449.

We also use office space free of cost provided by Philip J. Davis.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Chay Enterprises, Inc. annual financial statement and review of financial statements included in Chay’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $9,800 for fiscal year ended 2008 and $9,000 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Chay Enterprises, Inc. financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

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

* Incorporated by reference. Filed as exhibit to SB-2 filed October 5, 2007

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

Date: March 30, 2009

/s/ Philip J. Davis

Philip J. Davis

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009

/s/ Philip J. Davis

Philip J. Davis

Director

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

Board of Directors

Chay Enterprises, Inc.

We have audited the accompanying balance sheets of Chay Enterprises, Inc., as of December 31, 2008 and 2007, and the related statements of operations, shareholders' (deficit), and cash flows for the two years ended December 31, 2008 and 2007 and for the development stage period from July 31, 2001 to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chay Enterprises, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the two years ended December 31, 2008 and 2007 and for the development stage period from July 31, 2001 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado

March 25, 2009

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
	December 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash	$2,782	$1,594

Total current assets	2,782	1,594

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$32,936	$31,748

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related parties	$58,962	$20,000
Advances payable, related party	9,078	9,078
Accounts payable	4,220	12,653
Accrued real estate taxes	1,091	1,200
Accrued interest payable, related parties	3,449	800

Total current liabilities	76,800	43,731

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 929,718
shares issued and outstanding	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(72,492)	(40,611)

Total shareholders' (deficit)	(43,864)	(11,983)

Total liabilities and shareholders' (deficit)	$32,936	$31,748

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Period From
			July 31, 2001
			(Date of
	Year Ended	Year Ended	Development Stage)
	December 31,	December 31,	to December 31,
	2008	2007	2008

INCOME:
Sales	$-	$-	$-

EXPENSES:
Accounting and audit	16,960	17,320	34,280
Legal fees	6,721	10,482	18,772
Real estate tax	950	1,200	8,384
Miscellaneous	4,601	2,193	7,607

Total operating expenses	29,232	31,195	69,043

OTHER (EXPENSE):
Interest expense	(2,649)	(800)	(3,449)

NET LOSS	$(31,881)	$(31,995)	$(72,492)

LOSS PER SHARE	$(0.03)	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	929,718	929,718	929,718

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENT OF CHANGES IN SHAREHOLDERS' (DEFICIT)
for the period from March 29, 1996 (Date of Inception) through December 31, 2008

					Accumulated
	Restated (Note 2)				Deficit During
	Common Stock		Preferred	Accumulated	the Development
	Shares	Amount	Stock	Deficit	Stage	Total

BALANCES, at inception (March 29, 1996)	-	$-	$-	$-	$-	$-

Sale of common stock to founders in March 1996 for $.007 per share	255,716	1,790	-	-	-	1,790

Sale of common stock in March 1996 for $.035 per share	23,202	812	-	-	-	812

Common stock issued in exchange for real estate on July 31, 2001 at $.043 per share	650,800	27,816	-	-	-	27,816

Net loss for the period from inception to December 31, 2004	-	-	-	(1,790)	(6,622)	(8,412)
BALANCES, December 31, 2004	929,718	30,418	-	(1,790)	(6,622)	22,006
Net loss	-	-	-	-	(990)	(990)
BALANCES, December 31, 2005	929,718	30,418	-	(1,790)	(7,612)	21,016
Net loss	-	-	-	-	(1,004)	(1,004)
BALANCES, December 31, 2006	929,718	30,418	-	(1,790)	(8,616)	20,012
Net loss	-	-	-	-	(31,995)	(31,995)
BALANCES, December 31, 2007	929,718	30,418	-	(1,790)	(40,611)	(11,983)
Net loss	-	-	-	-	(31,881)	(31,881)
BALANCES, December 31, 2008	929,718	$30,418	$-	$(1,790)	$(72,492)	$(43,864)

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
			Period From
			July 31, 2001
			(Date of
	Year	Year	Development Stage)
	Ended December 31,	Ended December 31,	to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,881)	$(31,995)	$(72,492)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	(5,893)	13,649	8,760
Net cash used in operating activities	(37,774)	(18,346)	(63,732)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	38,962	20,000	58,962
Increase (decrease) in advances payable, related party	-	(60)	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	38,962	19,940	68,852
NET INCREASE IN CASH	1,188	1,594	2,782
CASH, at beginning of period	1,594	-	-
CASH, at end of period	$2,782	$1,594	$2,782
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has recurring losses, has negative working capital, and does not have any revenue generating operations, all of which raise substantial doubt about its ability to continue as a going concern.

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

Management has opted to commence filing reports with the Securities and Exchange Commission (SEC) and then to raise funds through a private placement.  Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable.  Actual results could differ from these estimates.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Impairment of Long Lived Assets

The Company evaluates its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.”  An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value.  If such review indicates that the asset is impaired, the asset’s carrying amount is written down to fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.  At December 31, 2008 and 2007, the Company performed a test of impairment and concluded there was no impairment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s notes payable, accounts payable, advances from related party, and accrued liabilities approximate their estimated fair values due to their short-term maturities.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At December 31, 2008 and 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Development Stage Enterprise

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

Per Share Information

SFAS No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period, and also reflects the effect of any reverse stock split.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements.  Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.  Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date.  This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The Company is currently evaluating the impact of adopting SFAS 141R on the results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP.  It is not expected to change any of our current accounting principles or practices and therefore, is not expected to have a material impact on our financial statements.

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

There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - SHAREHOLDERS’ (DEFICIT)

On July 31, 2008, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 25,000,000 to 100,000,000, and approved a reverse split of the common stock in the ratio of 1 share for 3.5 shares.  Fractional shares were rounded up to the nearest whole share.  All references in the accompanying financial statements to the number of shares authorized and outstanding and to per share amounts have been retroactively adjusted to reflect the reverse stock split.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

The authorized capital stock of the Company consists of 100,000,000 shares of no par value voting common stock and 10,000,000 shares of no par value voting preferred stock.

In March 1996, the Company issued 255,716 shares of common stock to its founders for $1,790 at $0.007 per share.  In March 1996, the Company sold 23,202 shares of common stock for $812 at $.035 per share.  In July 2001, the Company issued 650,800 shares of common stock in exchange for real estate that was valued at $27,816, or $0.043 per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of the Company has advanced money to the Company for operating expenses.  The amount owed by the Company as of December 31, 2008 and 2007 was $9,078.  The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders.  The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $.10 per share.  As of December 31, 2008, proceeds of $58,962 had been received under the terms of the agreement.  Subsequent to December 31, 2008, additional proceeds of $7,000 were received.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry-forward if not used, will expire in various years through 2028, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2007	42,400	Various	7,844	(7,844)	(5,919)	—
December 31, 2008	31,881	2028	5,896	(5,896)	(5,896)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry-forward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Actual tax rate	0%