Form 10-Q
period 2009-03-31
Chay Enterprises, Inc.
filed 2009-05-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .   Yes       .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .   Yes    X .   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   X .   Yes       .   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .   Yes        .   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  929,718

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
	March 31,	December 31,
ASSETS	2009	2008
	(unaudited)

CURRENT ASSETS:
Cash	$2,368	$2,782

Total current assets	2,368	2,782

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$32,522	$32,936

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related parties	$65,962	$58,962
Advances payable, related party	9,078	9,078
Accounts payable	6,210	4,220
Accrued real estate taxes	1,391	1,091
Accrued interest payable, related parties	4,383	3,449

Total current liabilities	87,024	76,800

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 929,718
shares issued and outstanding	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(83,130)	(72,492)

Total shareholders' (deficit)	(54,502)	(43,864)

Total liabilities and shareholders' (deficit)	$32,522	$32,936

The accompanying notes are an integral part of these statements.

CHAY  ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENTS  OF  OPERATIONS

(unaudited)

			Period From
			July 31, 2001
	Three months	Three months	(Date of
	Ended	Ended	Development Stage)
	March 31,	March 31,	to March 31,
	2009	2008	2009

INCOME:
Sales	$-	$-	$-

EXPENSES:
Accounting and audit	7,260	11,620	41,540
Legal fees	1,630	2,820	20,402
Real estate tax	300	300	8,684
Miscellaneous	514	1,233	8,121

Total operating expenses	9,704	15,973	78,747

OTHER (EXPENSE):
Interest expense	(934)	(410)	(4,383)

NET LOSS	$(10,638)	$(16,383)	$(83,130)

LOSS PER SHARE	$(0.01)	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	929,718	929,718	929,718

The accompanying notes are an integral part of these statements.

CHAY  ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENTS  OF  CASH  FLOWS

(unaudited)

			Period From
			July 31, 2001
	Three Months	Three Months	(Date of Development
	Ended	Ended	Stage)
	March 31,	March 31,	to March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,638)	$(16,383)	$(83,130)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	3,224	916	11,984
Net cash used in operating activities	(7,414)	(15,467)	(71,146)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	7,000	14,962	65,962
Increase (decrease) in advances payable, related party	-	-	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	7,000	14,962	75,852

NET INCREASE (DECREASE) IN CASH	(414)	(505)	2,368
CASH, at beginning of period	2,782	1,594	-
CASH, at end of period	$2,368	$1,089	$2,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Interim Financial Information

The unaudited financial statements of Chay Enterprises, Inc. (“Chay”) included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the interim periods. The results for these interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At March 31, 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Recent Accounting Pronouncements

There were no accounting standards and interpretations issued recently which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 - INVESTMENT IN REAL ESTATE

The real estate owned by the Company was acquired in July of 2001. This property consists of land in the state of South Dakota. The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs. Development costs consist principally of preliminary engineering plans.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses. The aggregate amount owed by the Company as of March 31, 2009 was $9,078. The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders. The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share. As of March 31, 2009, proceeds of $65,962 had been received under the terms of this agreement.

The Company uses the offices of its Chief Executive Officer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry forwards. The net operating loss carry forward, if not used, will expire in various years through 2029, and is subject to various restrictions pursuant to the Internal Revenue Code. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry forwards.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2008	$69,043	Various	$12,773	$(12,773)	$(12,773)	—
March 31, 2009	$9,704	2029	$1,795	$(1,795)	$(1,795)	—

Income taxes at the statutory rate are reconciled to the Company’s reported income tax expense (benefit) as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carry-forward	(15.0%)
State tax (benefit), net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Reported tax rate	0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Capital Resources and Liquidity

As of March 31, 2009, we had a working capital deficit of $(84,656) comprised of current assets of $2,368 and current liabilities of $87,024. This represents an increased deficit of $10,638 from the working capital deficit of $(74,018) reported at December 31, 2008. During the three months ended March 31, 2009, our working capital deficit increased as we continued our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007. The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum. At March 31, 2009, we had borrowed $65,962 on the revolving loan, including $7,000 borrowed during the three months ended March 31, 2009. The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd. Through March 31, 2009, we have accrued interest on this loan of $4,383.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs. As of March 31, 2009, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand. During the three months ended March 31, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals. In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $7,414 during the first three months of 2009, compared to $15,467 during the first three months of 2008. During 2009, we were able to reduce our cash usage by reducing our operation expenses.

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended March 31, 2009, we recorded a net loss of $(10,638), or $(0.01) per share, compared to a net loss for the corresponding period of 2008 of $(16,383) or $(0.02) per share. In neither period did we report any revenue.

Operating expenses decreased to $9,704 for the three months ended March 31, 2009 compared to $15,973 during the same period of 2008. The decrease of $6,269 primarily reflects decreased professional fees associated with the audit of our financial statements and other reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $934 in 2009 compared to $410 in 2008, reflecting interest accrued on our revolving convertible loan agreement.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009.

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

PART II – OTHER INFORMATION

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location
Exhibit 31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
Exhibit 32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

** The Exhibit attached to this Form 10-q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAY ENTERPRISES, INC.

(Registrant)

Date: May 14, 2009

/s/ Philip J. Davis

Philip J. Davis

Chief Executive Officer and

Chief Financial Officer