Form 10-Q
period 2009-06-30
Chay Enterprises, Inc.
filed 2009-08-13
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009: 929,718

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)

CURRENT ASSETS:
Cash	$1,083	$2,782

Total current assets	1,083	2,782

INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$31,237	$32,936

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$72,462	$58,962
Advances payable, related party	9,078	9,078
Accounts payable	2,341	4,220
Accrued real estate taxes	1,146	1,091
Accrued interest payable, related party	5,370	3,449

Total current liabilities	90,397	76,800

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 929,718
shares issued and outstanding (Note 1)	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(87,788)	(72,492)

Total shareholders' (deficit)	(59,160)	(43,864)

Total liabilities and shareholders' (deficit)	$31,237	$32,936

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
					Period From
					July 31, 2001
					(Date of
	Three months Ended	Three months Ended	Six months Ended	Six months Ended	Development Stage)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
INCOME:
Sales	$-	$-	$-	$-	$-

EXPENSES:
Accounting and audit	2,450	985	9,710	12,605	43,990
Legal fees	480	540	2,110	3,360	20,882
Real estate tax	300	300	600	600	8,984
Miscellaneous	441	872	955	2,105	8,562

Total operating expenses	3,671	2,697	13,375	18,670	82,418

OTHER (EXPENSE):
Interest expense	(987)	(621)	(1,921)	(1,031)	(5,370)

NET LOSS	$(4,658)	$(3,318)	$(15,296)	$(19,701)	$(87,788)

LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.02)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	929,718	929,718	929,718	929,718	929,718

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
				Period From
				July 31, 2001
				(Date of
		Six months Ended	Six months Ended	Development Stage)
		June 30,	June 30,	to June 30,
		2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(15,296)	$(19,701)	$(87,788)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses		97	(7,184)	8,857
Net cash used in operating activities		(15,199)	(26,885)	(78,931)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs		-	-	(2,338)
Net cash used in investing activities		-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party		13,500	29,962	72,462
Increase (decrease) in advances payable, related party		-	-	7,288
Proceeds from sale of common stock		-	-	2,602
Net cash provided by financing activities		13,500	29,962	82,352
NET INCREASE (DECREASE) IN CASH		(1,699)	3,077	1,083
CASH, at beginning of period		2,782	1,594	-
CASH, at end of period	$	$ 1,083	$4,671	$1,083
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Real estate acquired via issuance of common stock		$-	$-	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At June 30, 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for interim and annual periods ending on or after September 15, 2009. Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued. SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of adopting this statement.

There were no other accounting standards and interpretations issued recently which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - INVESTMENT IN REAL ESTATE

The real estate owned by the Company was acquired in July of 2001. This property consists of land in the state of South Dakota. The carrying value of real estate includes the initial acquisition costs of land and subsequent development costs. Development costs consist principally of preliminary engineering plans.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses. The aggregate amount owed by the Company as of June 30, 2009 was $9,078. The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders. The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share. As of June 30, 2009, proceeds of $72,462 had been received under the terms of this agreement.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Asset
December 31, 2008	$69,043	Various	$12,773	$(12,773)	$(5,896)	—
June 30, 2009	$13,375	2029	$2,474	$(2,474)	$(2,474)

Income taxes at the statutory rate are reconciled to the Company’s reported tax expense (benefit) as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Reported tax rate	0%

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

To date, we have performed preliminary engineering plans regarding basic utilities such as roads, water, sewer, and power. Our next steps will be to complete the full engineering plan and then obtain plat approval from the City of Hot Springs based on our full engineering plan showing how the property will be subdivided. We plan to obtain estimates for complete engineering of our property development. In response to the current downturn in the economy, and specifically with regard to uncertainty in the real estate industry, we decided to postpone our development plans for 2009. We have not established a new timetable for property development and our decision to proceed will be dependent upon, among other things, availability of financing and improved real estate industry fundamentals.

Capital Resources and Liquidity

As of June 30, 2009, we had a working capital deficit of $89,314 comprised of current assets of $1,083 and current liabilities of $90,397. This represents an increased deficit of $15,296 from the working capital deficit of $74,018 reported at December 31, 2008. During the six months ended June 30, 2009, our working capital deficit increased as we increased our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007. The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum. At June 30, 2009, we had borrowed $72,462 on the revolving loan, including $13,500 borrowed during the six months ended June 30, 2009. The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd. Through June 30, 2009, we have accrued interest on this loan of $5,370.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs. As of June 30, 2009, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand. During the six months ended June 30, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals. In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $15,199 during the first six months of 2009, compared to $26,885 during the first six months of 2008. During 2009, we were able to reduce our cash usage by reducing our operating expenses and by changing the timing of certain payments.

Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended June 30, 2009, we recorded a net loss of $4,658, or $(0.01) per share, compared to a net loss for the corresponding period of 2008 of $3,318 or $(0.00) per share. In neither period did we report any revenue.

Operating expenses increased to $3,671 for the three months ended June 30, 2009 compared to $2,697 during the same period of 2008. The increase of $974 primarily reflects a difference in the timing of professional fees associated with the audit of our financial statements and preparation of other reports that we are required to file with the Securities and Exchange Commission. During 2009, we incurred more costs during the second quarter and fewer costs during the first quarter when compared to 2008.

Interest expense increased to $987 in 2009 compared to $621 in 2008, reflecting interest accrued on an increased balance in our revolving convertible loan agreement.

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

For the six months ended June 30, 2009, we recorded a net loss of $15,296, or $(0.02) per share, compared to a net loss for the corresponding period of 2008 of $19,701 or $(0.02) per share. In neither period did we report any revenue.

Operating expenses decreased to $13,375 for the six months ended June 30, 2009 compared to $18,670 during the same period of 2008. The decrease of $7,225 primarily reflects the reduced cost of professional fees associated with the audit of our financial statements and other reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $1,921 in 2009 compared to $1,031 in 2008, reflecting interest accrued on an increased balance in our revolving convertible loan agreement.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAY ENTERPRISES, INC.

(Registrant)

Date: August 12, 2009

/s/ Philip J. Davis

Philip J. Davis

Chief Executive Officer and

Chief Financial Officer