Form 10-Q
period 2009-09-30
Chay Enterprises, Inc.
filed 2009-11-16
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

 ☐ Yes ☒ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 929,718

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,
ASSETS	2009		December 31,
	(Unaudited)		2008
CURRENT ASSETS:
Cash	$132	$	$ 2,782

Total current assets	132		2,782

INVESTMENTS IN REAL ESTATE
Fall River County	30,154		30,154

Total assets $	$ 30,286	$	$ 32,936

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Note payable, related party	$73,212	$	$ 58,962
Advances payable, related party	9,078		9,078
Accounts payable	4,290		4,220
Accrued real estate taxes	1,446		1,091
Accrued interest payable, related party	6,464		3,449

Total current liabilities	94,490		76,800

Commitments and contingencies (Notes 1, 3 and 4)

SHAREHOLDERS' (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None
issued and outstanding	-		-
Common stock, no par value, 100,000,000 shares authorized, 929,718
shares issued and outstanding (Note 1)	30,418		30,418
Accumulated deficit to July 31, 2001	(1,790)		(1,790)
Deficit accumulated during the development stage	(92,832)		(72,492)

Total shareholders' (deficit)	(64,204)		(43,864)

Total liabilities and shareholders' (deficit)	$30,286		$32,936

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(Unaudited)
					Period From
					July 31, 2001
	Three months	Three months	Nine months	Nine months	(Date of
	Ended	Ended	Ended	Ended	Development Stage)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009

INCOME:
Sales	$-	$-	$-	$-	$-

EXPENSES:
Accounting and audit	2,450	1,730	12,160	14,335	46,440
Legal fees	390	2,581	2,500	5,941	21,272
Property expenses	800	300	1,400	900	9,784
Miscellaneous	310	1,765	1,265	3,870	8,872

Total operating expenses	3,950	6,376	17,325	25,046	86,368

OTHER (EXPENSE):
Interest expense	(1,095)	(756)	(3,015)	(1,787)	(6,464)

NET LOSS	$(5,045)	$(7,132)	$(20,340)	$(26,833)	$(92,832)

LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	929,718	929,718	929,718	929,718	929,718

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period From
			July 31, 2001
	Nine Months	Nine Months	(Date of
	Ended	Ended	Development Stage)
	September 30,	September 30,	to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,340)	$(26,833)	$(92,832)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in accounts payable and accrued expenses	3,440	(3,969)	12,200
Net cash used in operating activities	(16,900)	(30,802)	(80,632)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	-	-	(2,338)
Net cash used in investing activities	-	-	(2,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related party	14,250	29,962	73,212
Increase (decrease) in advances payable, related party	-	-	7,288
Proceeds from sale of common stock	-	-	2,602
Net cash provided by financing activities	14,250	29,962	83,102
NET INCREASE (DECREASE) IN CASH	(2,650)	(840)	132
CASH, at beginning of period	2,782	1,594	-
CASH, at end of period	$132	$754	$132
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired via issuance of common stock	$-	$-	$27,816
The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Impairment of Long Lived Assets

The Company evaluates its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” and ASC 970 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If such review indicates that the asset is impaired, the asset’s carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2009, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Per Share Information

ASC 260, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (or loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, assuming the issuance of an equivalent number of common shares pursuant to options, warrants, or convertible debt arrangements. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive. Similarly, potential common stock equivalents are not included in the calculation if the effect would be anti-dilutive.

Recently Adopted Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2009:

Accounting Standards Codification - In June, 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC IS effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance for the interim period ended June 30, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Derivative Instruments - In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Business Combinations - In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and it will be applied to any future acquisitions.

Non-controlling Interests – In December 2007, the ASC guidance for Non-controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“non-controlling interest”), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.. If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

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

CHAY ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 3-

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company has advanced money to the Company for operating expenses. The aggregate amount owed by the Company as of September 30, 2009 was $9,078. The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders. The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $0.10 per share. As of September 30, 2009, proceeds of $73,212 had been received under the terms of this agreement.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Asset
December 31, 2008	$69,043	Various	$12,773	$(12,773)	$(5,896)	--
September 30, 2009	$17,325	2029	$3,205	$(3,205)	$(3,205)	--

Income taxes at the statutory rate are reconciled to the Company’s reported tax expense (benefit) as follows:

Income tax (benefit) at statutory rate resulting from net operating loss carryforward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%
Reported tax rate	0%

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

Description of Business

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

Capital Resources and Liquidity

As of September 30, 2009, we had a working capital deficit of $94,358 comprised of current assets of $132 and current liabilities of $94,490. This represents an increased deficit of $20,340 from the working capital deficit of $74,018 reported at December 31, 2008. During the nine months ended September 30, 2009, our working capital deficit continued to increase as we continued our efforts to implement our plan of operation.

To fund our operations, we entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007. The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum. At September 30, 2009, we had borrowed $73,212 on the revolving loan, including $14,250 borrowed during the nine months ended September 30, 2009. The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd. Through September 30, 2009, we have accrued interest on this loan of $6,464.

In addition, our Chief Executive Officer has periodically advanced funds to us to meet our working capital needs. As of September 30, 2009, we owe our Chief Executive Officer $9,078 for advances which are non-interest bearing and due on demand. During the nine months ended September 30, 2009, we incurred other obligations and liabilities which are reflected in the accompanying balance sheet as accounts payable and accrued expenses.

We will need additional funding to achieve our real estate development goals. In the past we have relied on loans and advances from shareholders to fund our operations, however we have no written or firm agreement regarding financing.

Net cash used in operating activities was $16,900 during the first nine months of 2009, compared to $30,802 during the first nine months of 2008. During 2009, we were able to reduce our cash usage by reducing our operating expenses and by changing the timing of certain payments.

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We are considered a development stage company for accounting purposes, since we have not generated any revenues from operations. We are unable to predict with any degree of accuracy when this classification will change. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended September 30, 2009, we recorded a net loss of $5,045, or $(0.01) per share, compared to a net loss for the corresponding period of 2008 of $7,132 or $(0.01) per share. In neither period did we report any revenue.

Operating expenses decreased to $3,950 for the three months ended September 30, 2009 compared to $6,376 during the same period of 2008. The decrease of $2,426 primarily reflects the reduced cost of professional fees associated with our status as a public company, including the costs of preparing reports that we are required to file with the Securities and Exchange Commission. .

Interest expense increased to $1,095 in 2009 compared to $756 in 2008, reflecting interest accrued on an increased balance in our revolving convertible loan agreement.

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, we recorded a net loss of $20,340, or $(0.02) per share, compared to a net loss for the corresponding period of 2008 of $26,833 or $(0.03) per share. In neither period did we report any revenue.

Operating expenses decreased to $17,325 for the nine months ended September 30, 2009 compared to $25,046 during the same period of 2008. The decrease of $7,721 primarily reflects the reduced cost of professional fees associated with our status as a public company, including the costs of preparing reports we are required to file with the Securities and Exchange Commission.

Interest expense increased to $3,015 in 2009 compared to $1,787 in 2008, reflecting interest accrued on an increased balance in our revolving convertible loan agreement.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

PART II – OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders. However, subsequent to the date of this report, on October 9, 2009, the Company held a Special Meeting of Shareholders to vote on the proposed sale of the Company’s 32 residential real estate lots in Fall River County, South Dakota. Out of a total 929,718 shares issued and outstanding, 730,324 voted to approve the proposed sale with -0- shares against and -0- shares abstaining. The Company has not yet disposed of the property.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **	Attached

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

Date: November 13, 2009

/s/ Philip J. Davis

Philip J. Davis

Chief Executive Officer and

Chief Financial Officer