Form 10-K
period 2009-12-31
Chay Enterprises, Inc.
filed 2010-03-16
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-146542

CHAY ENTERPRISES, INC.

(Name of small business issuer in its charter)

Colorado	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5459 S. Iris St.

Littleton, CO 80123

(Address of principal executive offices, including zip code)

Issuer’s telephone number: 303-932-9998

Securities Registered pursuant to Section 12(b) of the Act:

None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check is a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CHYE.” There was not an active market and no trading volume during fiscal 2008 and there has been extremely limited trading volume in 2009, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 3, 2010 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 1, 2010
Common Stock, no par value	929,718

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

EXPLANATORY NOTE AND AVAILABLE INFORMATION

INCLUDED HEREIN AND INCORPORATED BY REFERENCE

At December 31, 2009, the date as of which this Form 10-K speaks, we were a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. On March 2, 2010, we entered into a definitive Agreement and Plan of Merger, or the Merger Agreement, with a wholly-owned subsidiary of ours, Chay Acquisitions, Inc., a Delaware corporation which we formed in February 2010, and DMI Life Sciences, Inc., or DMI, a development stage Colorado corporation. DMI is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases. At the closing on March 2, 2010, or the Closing, Chay Acquisitions was merged into DMI and as a result we acquired DMI. We refer to this as the DMI Acquisition. Following the filing of the Certificate of Merger on March 4, 2010, we are now engaged in the business which was formerly conducted by DMI. It is important to note, however, that we will continue to be subject to certain restrictions imposed on all shell companies until a period of 12 months has elapsed from the time when we no longer were a shell company.

Pursuant to the rules and regulations of the Securities and Exchange Commission, we are required to include in this Form 10-K copies of the historical financial statements for DMI and unaudited pro forma consolidated financial data for our company and DMI if (i) the DMI Acquisition is probable, (ii) DMI is significant to us for accounting purposes, and (iii) DMI met the definition of a business for accounting purposes. As these conditions were met as of the filing date of this Form 10-K, we have included DMI’s historical financial statements and the pro forma financial information. We have included also in Item 1, “Business,” a description of the DMI Acquisition.

On March 8, 2010, we filed a Form 8-K with the SEC, which we refer to as the Super 8-K, which contains copies of the Merger Agreement and related agreements; disclosure concerning DMI”s business and the DMI Acquisition; information about the change in control which resulted from the DMI Acquisition; disclosure concerning our new officers and directors who took office in conjunction with the DMI Acquisition; a pending name change and reincorporation by us in the State of Delaware, and the DMI historical financial statements and pro forma consolidated financial information. We refer you to the Super 8-K for further information regarding the DMI Acquisition and DMI, which we incorporate in this Form 10-K by this reference. We will provide to each person, including any beneficial owner to whom this Form 10-K is delivered, and to each person who requests a copy, the complete Super 8-K and the exhibits thereto, at no cost to the beneficial owner or requestor. You may request a copy of the Super 8-K by writing to us at Chay Enterprises, Inc., d/b/a Ampio Pharmaceuticals, Inc., 8400 East Crescent Parkway, Suite 600, Greenwood Village, Colorado 80111, or by calling us at (303) 418-1000. You may also review a copy of the Super 8-K on the SEC’s web site at http://www.sec.gov, under the filings for Chay Enterprises, Inc. Following our name change and reincorporation which we intend to complete by the end of March 2010, you will find such information under our new name, Ampio Pharmaceuticals, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K and the Super 8-K (defined above) that is incorporated by reference herein contain forward-looking statements that involve risks and uncertainties, principally in the sections of the Form 10-K and the Super 8-K entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Form 10-K and the Super 8-K, including statements regarding future events, our future financial performance, business strategy, and our plans and objectives for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only expectations and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Form 10-K or the Super 8-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ from expectations. Moreover, we operate in a very competitive and rapidly changing industry. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long term business operations, and financial needs. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K or the Super 8-K, and in particular, the risks discussed below and under the heading “Risk Factors” in the Super 8-K and those discussed in other documents we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with the financial statements and notes thereto included in this Form 10-K and the Super 8-K. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K and the Super 8-K may not occur and actual results could differ materially and adversely from those anticipated or implied in forward-looking statements. You should not place undue reliance on any forward-looking statement, each of which speaks only as of the date of their filing. Before you invest in our common stock, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Form 10-K or in the Super 8-K could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Current Report on Form 8-K to conform our statements to actual results or changed expectations.

PART I

ITEM 1.	BUSINESS.

Our 2009 Business

We operate in the real estate industry and we primarily acquire tracts of raw land and develop them into residential lots for sale to homebuilders or individuals.

Considerable up-front costs in any real estate platting project must first be incurred and paid for, thus in the early stages of our real estate projects significant amounts of capital can be required until platting occurs, and lots are improved and sold. Predictably, greater revenues will be achieved as soon as a portion of the lots are improved and sold. When the lot development plan has been completed and accepted by Fall River County, South Dakota, and construction of the lots completed, the sale of these lots will be currently funded and closed.

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

Local attractions in Hot Springs include:

•	Evans Plunge and its naturally warm 87 degree spring water

•	The Mammoth Site which is America’s greatest Ice Age treasure

•	The Wild Horse Sanctuary where American mustangs roam free

•	Close proximity, less than an hour, from Mt. Rushmore National Monument

•	Close proximity to the Wind Cave National Park and Custer State Park

Hot Springs is located at the southern edge of the Black Hills and offers:

•	Micro-climate with relatively mild winters

•	Summers include warm days and cool nights with low humidity

•	Red rock canyons and pine covered hills provide magnificent scenery

Hot Springs is a bustling community of 4,250 people that provides a small town atmosphere, including:

•	Good schools and churches

•	Low crime rate

•	An active and energetic business community

Hot Springs is the cultural capital of the Black Hill and offers:

•	Many fine galleries filled with original art

•	Annual arts festivals, songwriter’s galleries and more

•	The Badger Clark Hometown Poetry and Music Gathering every fall

•	Locations for filming motion pictures such as “Hidalgo” which was filmed in the area

•	Local artists and musicians displaying their talents in local businesses at various times throughout the year

Outdoor recreational activities in and around Hot Spring include:

•	Golf at the well known Southern Hills Golf Course

•	Angostura Reservoir which offers top notch fishing and boating

•	Great hunting is available including wild turkeys, antelope, deer and elk

•	Winter sports activities are less than an hour away

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

Subsequent Event

On March 2, 2010, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with DMI Life Sciences, Inc., a Delaware corporation, or DMI, and Chay Acquisitions, Inc., a Delaware corporation and our wholly-owned subsidiary we incorporated in February 2010. As called for by the Merger Agreement, at the closing of the transaction, Chay Acquisitions was merged into DMI and DMI, as the Surviving Corporation, became our wholly-owned subsidiary. The closing of the Merger occurred on March 2, 2010. At that time, we issued 15,070,657 shares of our common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.8% of our outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of our common stock described below. DMI is a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases.

Under the terms of the Merger Agreement, as a condition precedent to closing, DMI agreed to purchase a total of 263,624 shares of our common stock from our then-principal shareholders, Philip J. Davis and Gary A. Agron, whom we refer to as the Chay Control Shareholders. The shares were purchased from the Chay Control Shareholders for a purchase price of $184,000. The effect of the share purchase was to reduce the number of our shares of common stock that were owned by the Chay Control Shareholders following consummation of the Merger. The share purchase took place contemporaneously with the Closing of the Merger.

At the Closing we also executed quit claim deeds pursuant to the sale of our entire right, title and interest in 32 residential building lots located in the City of Hot Springs, Fall River County, South Dakota, to the Chay Control Shareholders for consideration of $154,000, the appraised value of the residential building lots. The purchase price was paid through the extinguishment of $100,596 in advances to us that were previously made by the Chay Control Shareholders, property taxes assumed, and the assumption of accounting and other professional fees attributable to our operations prior to the date of the Merger. This transaction was undertaken as DMI is not engaged in the real estate business and has no intent of engaging in that business.

As a further condition to Closing and pursuant to the Merger Agreement, on the Closing date DMI, the Chay Control Shareholders and four executive officers or members of the board of directors of DMI before the Merger, or the Guarantors, entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if DMI is not successful in obtaining a minimum of $5.0 million in financing, which we refer to as a Qualifying Financing, by a date which is 150 days after the Closing, which we refer to as the Determination Date, the Chay Control Shareholders will have the right to put back to DMI all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. The Put Agreement defines a Qualifying Financing as any sale or sales of equity, debt, convertible or other financial instruments which, individually or collectively, result in DMI obtaining $5.0 million or more in financing or binding contractual commitments for such financing that must be funded not later than 90 days after the Determination Date. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, DMI agreed to place in escrow with an independent bank escrow agent a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount then owed by the Guarantors to the Chay Control Shareholders.

Immediately prior to the Closing, we accepted subscriptions for an aggregate of 1,325,000 shares of our common stock from six officers and employees of DMI, pursuant to which such persons were issued the 1,325,000 shares of common stock for a purchase price of approximately $150,000. DMI made advances to the six officers and employees in the aggregate amount of $150,000 to facilitate the share purchases by the six purchasers. These shares were issued immediately before the Closing. The purchasers did not, and could not, vote their shares in favor or against the Merger as the shares were issued after both the record date, and the meeting date, of our shareholder meeting at which the Merger was approved.

At the Closing, Philip J. Davis, our sole executive officer and director, resigned his positions after appointing David Bar-Or, Bruce G. Miller, Michael Macaluso, and Donald B. Wingerter, Jr., to our Board of Directors. Messrs. Bar-Or, Miller and Macaluso previously served, and continue to serve, as members of the board of directors of DMI, and Mr. Wingerter served, and continues to serve, as the Chief Executive Officer of DMI. The new members of our board of directors then appointed David Bar-Or, M.D., as Chairman and Chief Scientific Officer; Donald B. Wingerter, Jr., as Chief Executive Officer; and Bruce G. Miller as Chief Operating Officer.

The Merger Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the effect of the Merger. The Merger is discussed more fully in 2.01 of the Super 8-K. This brief discussion is qualified by reference to the provisions of the Super 8-K and the Merger Agreement which is attached to the Super 8-K as Exhibit 2.1.

ITEM 1A.	RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following. These risk factors speak as of December 31, 2009, at which time our business was that described under Item 1, Business, “Our 2009 Business.” We have relied on loans from shareholders to fund our operations that must be repaid. If we fail to repay our outstanding notes, we may not be able to continue our operations and you may lose your entire investment.

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

To fully develop our business plan, we will need additional financing for which we have no firm commitments. To date and or the foreseeable future, we expect to rely principally upon internal financing. We expect to fund our site development through loans, or guaranteed loans made by our president and certain other shareholders. We cannot guarantee the success of this plan. We believe that from time to time, we may have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There can be no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail proposed expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

We are subject to risk associated with investments in real estate. The value of, and our potential income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties. General factors that may adversely affect our real estate portfolios include:

•	increases in interest rates;

•	a general tightening of the availability of credit;

•	a decline in the economic conditions in one or more of our primary markets;

•	an increase in competition for customers or a decrease in demand by customers;

•	an increase in supply of our property types in our primary markets;

•	declines in consumer spending during an economic recession that adversely affect our revenue; and

•

the adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

Additional factors may adversely affect the value of, and our income from, specific properties, including:

•	adverse changes in the perceptions of prospective purchasers of the attractiveness of the property;

•	opposition from local community or political groups with respect to development or construction at a particular site;

•	a change in existing comprehensive zoning plans or zoning regulations that impose additional restrictions on use or requirements with respect to our property;

•	our inability to provide adequate management and maintenance or to obtain adequate insurance;

•	an increase in operating costs;

•	new development of a competitor’s property in or in close proximity to one of our current markets; and

•	earthquakes, floods or underinsured or uninsured natural disasters.

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

We are subject to real estate development risks. Our development projects are subject to significant risks relating to our ability to complete our projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

•	an inability to secure sufficient financing on favorable terms, including an inability to refinance construction loans;

•	construction delays or cost overruns, either of which may increase project development costs;

•	an increase in commodity costs;

•	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;

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

Our real estate operations are also dependent upon the availability and cost of mortgage financing for potential customers, to the extent they finance their purchases, and for buyers of the potential customers’ existing residences.

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

We failed to file income tax returns in 2007 and 2008, and did not file payroll tax returns in 2007, 2008, and 2009, which could subject us to penalties that could harm our financial position. Although we generated losses in 2007 and 2008, we nonetheless had an obligation to file federal and state income tax returns that reflected such losses. We did not file the returns by their due dates, and we intend to file such returns shortly. Even though we do not believe we will incur any material liabilities for failing to file our 2007 and 2008 income tax returns on time, we cannot assure you that we will not be subject to penalties for failing to file these returns on a timely basis. We paid no payroll taxes in 2007, 2008 and 2009, as we paid no wages during these periods. However, we cannot assure you that our failure to file “no tax due” payroll tax returns will not subject us to penalties. Any penalties we incur for failing to file tax returns could harm our financial position.

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

Our stock will likely be subject to the Penny Stock rules, which impose significant restrictions on broker-dealers and may affect the resale of our stock. A penny stock is generally a stock that:

•	is not listed on a national securities exchange or NASDAQ,

•	is listed in the “pink sheets” or on the NASD OTC Bulletin Board,

•	has a price per share of less than $5.00 and

•	is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including

•	determination of the purchaser’s investment suitability,

•	delivery of certain information and disclosures to the purchaser, and

•	receipt of a specific purchase agreement before effecting the purchase transaction.

Many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. In the event our common stock becomes subject to the penny stock trading rules,

•	such rules may materially limit or restrict the ability to resell our common stock, and

•	the liquidity typically associated with other publicly traded equity securities may not exist.

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

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CHYE”. There was not an active market and no trading volume during fiscal 2008 and there has been extremely limited trading volume in 2009.

	CLOSING BID		CLOSING ASK
2009
January 2 Thru March 31	1.50	.10	3	3
April 1 Thru June 30	NONE	NONE	NONE	NONE
July 1 Thru September 30	NONE	NONE	NONE	NONE
October 1 Thru December 31	NONE	NONE	NONE	NONE

2008
March 14 (first available) Thru March 31	NONE	NONE	NONE	NONE
April 1 Thru June 30.25		.25	NONE	NONE
July 1 Thru July 31.35		.25	1	1
August 1 Thru September 30 (after a 1 for 3.5 reverse split	1.50	1.50	NONE	NONE
October 1 Thru December 31	1.50	1.50	NONE	NONE

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of March 3, 2010, there were approximately 236 shareholders of record holding 929,718 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Year ended December 31, 2009 compared to December 31, 2008

We did not generate any revenue from July 31, 2001 (date of development stage) to December 31, 2009. We reported a net loss of $26,051 for the year ended December 31, 2009, compared to a net loss of $31,881 for the year ended December 31, 2008.

For the year ended December 31, 2009 our operating expenses were $21,872, compared to expenses of $29,232 for the year ended December 31, 2008. For each year, expenses consisted of professional fees, real estate taxes, and miscellaneous expenses. The professional fees are, to a large extent, the cost of preparing and filing the various reports required by the SEC for a public reporting company. The reduced expenses during 2009 reflect our lack of active operations and an absence of significant rule changes regarding our reporting obligations. For 2010, we expect to implement a rule change regarding auditor attestation upon our system of internal control over financial reporting. Implementation of the new rule is expected to significantly increase our costs. For the year ended December 31, 2009, we also incurred interest expense of $4,179, compared to interest expense of $2,649 for the year ended December 31, 2008, an increase of $1,530 that was caused by an increase in the outstanding balance of our convertible debt.

Year ended December 31, 2008 compared to December 31, 2007

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

Liquidity and Capital Resources

At December 31, 2009 we had total assets of $30,681. Current assets consisted of $527 in cash. Non-current assets consisted of our investment in real estate of $30,154. Current liabilities at December 31, 2009 totaled $100,596 and consisted of $78,087 in a note payable to related parties, $9,078 in advances payable to a related party, $4,602 in accounts payable, $1,201 in accrued real estate taxes, and $7,628 in accrued interest payable to related parties.

We do not anticipate any capital expenditures in the next twelve months. We do not have any off-balance sheet financing arrangements.

We owe a shareholder $9,078 for advances which are non-interest bearing and due on demand. We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007. The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum. At December 31, 2009, we had borrowed $78,087 on the revolving loan. Subsequent to December 31, 2009, we borrowed an additional $5,560 on the revolving loan. The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd. We have accrued interest payable of $7,628.

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

The required financial statements are included following the signature page of this Form 10-K. We also present the DMI historical financial statements for the year ended December 31, 2009 and prior periods, as well as pro forma consolidated financial information for our company and DMI, in accordance with the rules and regulations of the SEC.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as its President initiates, authorizes, and completes all transactions. The Company has not implemented measures that would prevent the President from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the President is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports. In addition, the Company engaged a financial consultant to review all financial transactions to determine that they have been properly recorded in the financial statements. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Philip J. Davis	54	Sole officer and Director	August 2001

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009, 2008 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

We have no formal compensation agreements or employment contracts with our sole executive officer. Directors do not receive any fees for services on the Board of Directors, but are reimbursed for their expenses for each meeting they attend. Our executive officer did not receive any compensation whatsoever for the years ended December 31, 2009, 2008 and 2007, nor does he currently receive any compensation.

We do not have any agreements or understandings that would change the terms of compensation during the course of the year. We do not anticipate compensating any directors.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Philip J. Davis,
President,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary,
Treasurer, Chief	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Financial
Officer, Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth as of March 3, 2010, the number and percentage of the 979,718 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

We entered into a revolving convertible loan agreement with four of our shareholders on April 23, 2007. The principal maximum amount of the loan that can be drawn is $100,000 bearing interest at 6% per annum. At December 31, 2009, we had borrowed $78,087 on the revolving loan. The lenders are Philip J. Davis, Gary A. Agron, GM/CM Family Partners, Ltd. and Mathis Family Partners, Ltd. We have accrued interest payable of $7,628. Subsequent to December 31, 2009, we borrowed an additional $5,560.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Chay Enterprises, Inc. annual financial statement and review of financial statements included in Chay’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $8,000 for fiscal year ended 2009 and $9,800 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Chay Enterprises, Inc. financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended 2009 and $0 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

(a) Financial Statements and Financial Statement Schedules. Our financial statements, together with the report of Schumacher & Associates, Inc., are listed on the index preceding the financial statements at the end of this report. The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits

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

Exhibit Number	Title	Location
Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 20	Notice of Special Meeting of Stockholders and Information Concerning Dissenters’ Rights	Attached

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Attached

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

*	Incorporated by reference. Filed as exhibit to Form SB-2 registration statement filed October 5, 2007.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants

Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders in the year ended December 31, 2009. On February 19, 2010, the registrant furnished a notice of special meeting to its security holders and information concerning dissenters’ rights, a copy of which is filed as Exhibit 20 hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAY ENTERPRISES, INC.

Date: March 16, 2010	/s/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer and Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2010	/s/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Director

Date: March 16, 2010	/s/ DAVID BAR-OR
David Bar-Or Director

Date: March 16, 2010	/s/ BRUCE G. MILLER
Bruce G. Miller Director

Date: March 16, 2010	/s/ MICHAEL MACALUSO
Michael Macaluso Director

INDEX TO FINANCIAL STATEMENTS

CHAY Enterprises, Inc.	F-1

DMI Life Sciences, Inc. and Subsidiary	F-15

DMI Biosciences Asset Sold	F-28

Selected Unaudited Pro Forma Consolidated Financial Data

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

Report of Independent Registered Public Accounting Firm

Board of Directors

Chay Enterprises, Inc.

We have audited the accompanying balance sheets of Chay Enterprises, Inc., as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ (deficit), and cash flows for the two years ended December 31, 2009 and 2008 and for the development stage period from July 31, 2001 to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chay Enterprises, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the two years ended December 31, 2009 and 2008 and for the development stage period from July 31, 2001 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has recurring losses, has negative working capital and stockholders’ deficits, and no business operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.
SCHUMACHER & ASSOCIATES, INC.
Denver, Colorado
March 4, 2010

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$527	$2,782

Total current assets	527	2,782
INVESTMENTS IN REAL ESTATE
Fall River County	30,154	30,154

Total assets	$30,681	$32,936

LIABILITIES AND SHAREHOLDERS’ (DEFICIT)
CURRENT LIABILITIES:
Note payable, related parties	$78,087	$58,962
Advances payable, related party	9,078	9,078
Accounts payable	4,602	4,220
Accrued real estate taxes	1,201	1,091
Accrued interest payable, related parties	7,628	3,449

Total current liabilities	100,596	76,800
Commitments and contingencies (Notes 1, 3 and 4)
SHAREHOLDERS’ (DEFICIT)
Preferred stock, no par value, 10,000,000 shares authorized, None issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 929,718 shares issued and outstanding (Note 2)	30,418	30,418
Accumulated deficit to July 31, 2001	(1,790)	(1,790)
Deficit accumulated during the development stage	(98,543)	(72,492)

Total shareholders’ (deficit)	(69,915)	(43,864)

Total liabilities and shareholders’ (deficit)	$30,681	$32,936

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From July 31, 2001 (Date of Development Stage) to December 31, 2009
INCOME:
Sales	$—	$—	$—

EXPENSES:
Accounting and audit	14,590	16,960	48,870
Legal fees	3,100	6,721	21,872
Property expenses	1,700	950	10,084
Miscellaneous	2,482	4,601	10,089

Total operating expenses	21,872	29,232	90,915
OTHER (EXPENSE):
Interest expense	(4,179)	(2,649)	(7,628)

NET LOSS	$(26,051)	$(31,881)	$(98,543)

LOSS PER SHARE	$(0.03)	$(0.03)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	929,718	929,718	929,718

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT)

for the period from March 29, 1996 (Date of Inception) through December 31, 2008

	Restated (Note 2) Common Stock Shares	Common Stock Amount	Preferred Stock	Accumulated Deficit	Accumulated Deficit During the Development Stage	Total
BALANCES, at inception (March 29, 1996)	—	$—	$—	$—	$—	$—
Sale of common stock to founders in March 1996 for $.007 per share	255,716	1,790	—	—	—	1,790
Sale of common stock in March 1996 for $.035 per share	23,202	812	—	—	—	812
Common stock issued in exchange for real estate on July 31, 2001 at $.043 per share	650,800	27,816	—	—	—	27,816
Net loss for the period from inception to December 31, 2004	—	—	—	(1,790)	(6,622)	(8,412)

BALANCES, December 31, 2004	929,718	30,418	—	(1,790)	(6,622)	22,006
Net loss	—	—	—	—	(990)	(990)

BALANCES, December 31, 2005	929,718	30,418	—	(1,790)	(7,612)	21,016
Net loss	—	—	—	—	(1,004)	(1,004)

BALANCES, December 31, 2006	929,718	30,418	—	(1,790)	(8,616)	20,012
Net loss	—	—	—	—	(31,995)	(31,995)

BALANCES, December 31, 2007	929,718	30,418	—	(1,790)	(40,611)	(11,983)
Net loss	—	—	—	—	(31,881)	(31,881)

BALANCES, December 31, 2008	929,718	30,418	—	(1,790)	(72,492)	(43,864)
Net loss	—	—	—	—	(26,051)	(26,051)

BALANCES, December 31, 2009	929,718	$30,418	$—	$(1,790)	$(98,543)	$(69,915)

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period From July 31, 2001 (Date of Development Stage) to December 31, 2009	Period From July 31, 2001 (Date of Development Stage) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,051)	$(31,881)	$(98,543)	$(72,492)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts payable and accrued expenses	4,671	(5,893)	13,431	8,760

Net cash used in operating activities	(21,380)	(37,774)	(85,112)	(63,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in real estate development costs	—	—	(2,338)	(2,338)

Net cash used in investing activities	—	—	(2,338)	(2,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, related parties	19,125	38,962	78,087	58,962
Increase in advances payable, related party	—	—	7,288	7,288
Proceeds from sale of common stock	—	—	2,602	2,602

Net cash provided by financing activities	19,125	38,962	87,977	68,852

NET INCREASE (DECREASE) IN CASH	(2,255)	1,188	527	2,782
CASH, at beginning of period	2,782	1,594	—	—

CASH, at end of period	$527	$2,782	$527	$2,782

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—	$—

Cash paid for income taxes	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired via issuance of common stock	$—	$—	$27,816	$27,816

The accompanying notes are an integral part of these statements.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Organization and Description of Business

Chay Enterprises, Inc. (either “Chay” or the “Company”) was incorporated on March 29, 1996 in the state of Colorado and is currently in the development stage. The Company is in the business of real estate investment and development.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has recurring losses, has negative working capital and stockholders’ deficits, and does not have any revenue generating operations, all of which raise substantial doubt about its ability to continue as a going concern.

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

DECEMBER 31, 2009

(Continued)

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

Impairment of Long Lived Assets

The Company evaluates its real estate investment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate or its net realizable value. If such review indicates that the asset is impaired, the asset’s carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell. At December 31, 2009 and 2008, the Company performed a test of impairment and concluded there was no impairment.

Fair Value of Financial Instruments

ASC 825, “Disclosures About Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s notes payable, accounts payable, advances from related party, and accrued liabilities approximate their estimated fair values due to their short-term maturities.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2009 and 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

DECEMBER 31, 2009

(Continued)

Per Share Information

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

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

There were accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Measurements and Disclosures - the accounting guidance for fair value measurements and disclosure was updated to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This update requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s financial position, results of operations and cash flows.

Consolidation of Variable Interest Entities – This update changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the: other entity’s purpose and design; and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The update also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Continued)

involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s financial position, results of operations and cash flows.

There were various other accounting standards and interpretations recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

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

The authorized capital stock of the Company consists of 100,000,000 shares of no par value voting common stock and 10,000,000 shares of no par value voting preferred stock. The preferred shares may be issued in series with such rights and preferences as may be determined by the Board of Directors. Since inception, the Company has not issued any preferred shares.

In March 1996, the Company issued 255,716 shares of common stock to its founders for $1,790 at $0.007 per share. In March 1996, the Company sold 23,202 shares of common stock for $812 at $.035 per share. In July 2001, the Company issued 650,800 shares of common stock in exchange for real estate that was valued at $27,816, or $0.043 per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of the Company has advanced money to the Company for operating expenses. The amount owed by the Company as of December 31, 2009 and 2008 was $9,078. The advances are uncollateralized, non-interest bearing and are due on demand.

On April 23, 2007, the Company entered into a $100,000 revolving convertible loan agreement with four of its shareholders. The loan is uncollateralized, bears interest at 6% per annum, is due on demand and is convertible into restricted common stock at $.10 per share. As of December 31, 2009, proceeds of $78,087 had been received under the terms of the agreement and the amount available for future borrowings was $21,913. Subsequent to December 31, 2009, additional proceeds of $5,560 were received.

The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

CHAY ENTERPRISES, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Continued)

NOTE 4 - INCOME TAXES

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry-forward if not used, will expire in various years through 2029, and is severely restricted as per the Internal Revenue code if there is a change in ownership. The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry- forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
December 31, 2008	69,043	Various	12,733	(12,773)	(4,929)	—
December 31, 2009	21,872	2029	4,046	(4,046)	(4,046)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry-forward	(15.0%)
State tax (benefit) net of federal benefit	(3.5%)
Deferred income tax valuation allowance	18.5%

Actual tax rate	0%

NOTE 5 - SUBSEQUENT EVENTS

On March 2, 2010, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with DMI Life Sciences, Inc., a Delaware corporation, or DMI, and Chay Acquisitions, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary that was incorporated in February 2010. As called for by the Merger Agreement, at the closing of the transaction, Chay Acquisitions was merged into DMI and DMI, as the Surviving Corporation, became the Company’s wholly-owned subsidiary. The closing of the Merger occurred on March 2, 2010. At that time, the Company issued 15,255,984 shares of the Company’s common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.8% of the Company’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of the Company’s common stock described below. DMI is a development stage company engaged in discovering and developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases.

Under the terms of the Merger Agreement, as a condition precedent to closing, DMI entered into a share purchase agreement with the Company’s principal shareholders, Philip J. Davis and Gary A. Agron, whom the Company refers to as the Chay Control Shareholders. The share purchase agreement called for DMI to purchase a total of 263,624 shares of the Company’s common stock from the Chay Control Shareholders for a purchase price of $184,000. The effect of the share purchase was to reduce the number of the Company’s shares of common stock that were owned by the Chay Control Shareholders following consummation of the Merger. The share purchase closed contemporaneously with the Closing of the Merger.

Also at the Closing, the Company executed quit claim deeds pursuant to the sale of the Company’s entire right, title and interest in 32 residential building lots located in the City of Hot Springs, Fall River County, South Dakota, to the Chay Control Shareholders for consideration of $154,000, the appraised value of the residential building lots. The purchase price was paid through the extinguishment of $100,596 in advances to the Company that were previously made by the Chay Control Shareholders, property taxes assumed, and the assumption of accounting and other professional fees attributable to the Company’s operations prior to the date of the Merger. This transaction was undertaken as DMI is not engaged in the real estate business and has no intent of engaging in that business.

As a further condition to Closing and pursuant to the Merger Agreement, on the Closing date DMI, the Chay Control Shareholders and four executive officers or members of the board of directors of DMI before the Merger, or the Guarantors, entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if DMI is not successful in obtaining a minimum of $5.0 million in financing , which the Company refers to as a Qualifying Financing, by a date which is 150 days after the Closing, which the Company refers to as the Determination Date, the Chay Control Shareholders will have the right to put back to DMI all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. The Put Agreement defines a Qualifying Financing as any sale or sales of equity, debt, convertible or other financial instruments which, individually or collectively, result in DMI obtaining $5.0 million or more in financing or binding contractual commitments for such financing that must be funded not later than 90 days after the Determination Date. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, DMI agreed to place in escrow with an independent bank escrow agent a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount then owed by the Guarantors to the Chay Control Shareholders.

Immediately prior to the Closing, the Company accepted subscriptions for an aggregate of 1,325,000 shares of the Company’s common stock from six officers and employees of DMI, pursuant to which such persons were issued the 1,325,000 shares of common stock for a purchase price of $150,000. DMI made advances to the six officers and employees in the aggregate amount of $150,000 to facilitate the share purchases by the six purchasers. These shares were issued immediately before the Closing. The purchasers did not, and could not, vote their shares in favor or against the Merger as the shares were issued after both the record date, and the meeting date, of the Company’s shareholder meeting at which the Merger was approved.

At the Closing, Philip J. Davis, the Company’s sole executive officer and director, resigned his positions after appointing David Bar-Or, Bruce G. Miller, Michael Macaluso, and Donald B. Wingerter, Jr., to the Company’s Board of Directors. Messrs. Bar-Or, Miller and Macaluso previously served, and continue to serve, as members of the board of directors of DMI, and Mr. Wingerter served, and continues to serve, as the Chief Executive Officer of DMI. The new members of the Company’s board of directors then appointed David Bar-Or, M.D., as Chairman and Chief Scientific Officer; Donald B. Wingerter, Jr., as Chief Executive Officer; and Bruce G., Miller as Chief Operating Officer.

The Merger Agreement contained customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the effect of the Merger.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

DMI Life Sciences, Inc.

Greenwood Village, CO

We have audited the accompanying balance sheets of DMI Life Sciences, Inc. ( a development stage company) as of December 30, 2008 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMI Life Sciences, Inc. as of December 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Ehrhardt Keefe Steiner & Hottman PC

March 8, 2010

Denver, Colorado

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$71,983	$—
Prepaid expenses	7,036	—
Related party receivable	7,261	—

Total current assets	86,280	—

Total assets	$86,280	$—

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$79,445	$—
Accrued salaries	73,391	—
Accrued interest	1,414	—
Related party notes payable	200,000	—
Total current liabilities	354,250	—

Total liabilities	354,250	—

Stockholder’ equity
Common Stock, $.001 par value; 15,000,000 shares authorized, shares issued and outstanding - 11,930,000 in 2009 and 1,080,000 in 2008	11,930	1,080
Series A Preferred Stock, $.001 par value; 2,000,000 shares authorized, shares issued and outstanding - 1,077,864 in 2009 and none in 2008 (liquidation preference of $1,314,942)	1,078	—
Common stock subscribed	170,003	—
Additional paid in capital	1,313,942	—
Deficit accumulated in the development stage	(1,764,923)	(1,080)

Total stockholders’ equity (deficit)	(267,970)	—

Total liabilities and stockholders’ equity (deficit)	$86,280	$—

See notes to financial statements.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Operations

	Year ended December 31, 2009	December 18, 2008 (inception) through December 31, 2008	December 18, 2008 (inception) through December 31, 2009
Expenses
Research and development	$1,070,370	$—	$1,070,370
General and administrative	441,135	1,080	442,215

Total operating expenses	1,511,505	1,080	1,512,585

Other income (expense)
Interest income	1,091	—	1,091
Interest expense	(1,414)	—	(1,414)

Total other income (expense)	(323)	—	(323)

Net loss	$(1,511,828)	$(1,080)	$(1,512,908)

See notes to financial statements.

DMI LIFE SCIENCES INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founder in December 2008	—	—	1,080,000	1,080	—	—	1,080

Net loss	—	—	—	—	—	(1,080)	(1,080)

Balance - December 31, 2008	—	—	1,080,000	1,080	—	(1,080)	—

Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	(252,015)	(248,515)

Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	199,836	—	200,000

Issuance of restricted Common Stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	7,350

Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	1,114,106	—	1,115,020

Net loss	—	—	—	—	—	(1,511,828)	(1,511,828)

Balance - December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$1,313,942	$(1,764,923)	$(437,973)

See notes to financial statements.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31, 2009	December 18, 2008 (inception) through December 31, 2008	December 18, 2008 (inception) through December 31, 2009
Cash flows from operating activities:
Net loss	$(1,511,828)	$(1,080)	$(1,511,828)
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(7,036)	—	(7,036)
(Increase) in related party receivable	(7,261)	—	(7,261)
Increase in accounts payable	79,445	—	79,445
Increase in accrued salaries	73,391	—	73,391
Increase in accrued interest payable	1,414	—	1,414

Net cash used in operating activities	(1,371,875)	(1,080)	(1,371,875)

Cash used in financing activities:
Proceeds from related party notes payable	200,000	—	200,000
Proceeds from sale of common stock	7,350	1,080	7,350
Proceeds from sale of Series A preferred stock	1,115,020	—	1,115,020
Proceeds from common stock subscribed	170,003
Payment of liabilities assumed in asset purchase	(48,515)	—	(48,515)

Net cash provided by financing activities	1,443,858	1,080	1,273,855

Net change in cash and cash equivalents	71,983	—	71,983
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$71,983	$—	$71,983

Supplementary cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Interest received	$1,091	$—	$1,091

Non cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$200,000	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$48,515	$—	$48,515
Conversion of notes payable to Series A preferred stock	$200,000	$—	$200,000

See notes to financial statements.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Operation

DMI Life Sciences, Inc. (“DMI”) is a development stage company incorporated in the state of Delaware on December 18, 2008. DMI is in the business of developing biopharmaceuticals. As DMI’s activities to date have been primarily research and development and raising capital, and DMI does not yet have revenue, DMI is considered to be in the development stage.

Principals of Consolidation

These financial statements include the accounts of DMI and its wholly owned subsidiary DMI Acquisition Corp. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

DMI considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market investments. DMI maintains balances from time to time in excess of the federally insured limits.

Patents

Costs of establishing patents consisting of legal fees paid to third parties are expensed as incurred.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Income Taxes

DMI uses the liability method for accounting for income taxes. Under this method, DMI recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. DMI establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Net Loss per Common Share

GAAP provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Basic and diluted loss per share was the same in 2009 and 2008. Although there were common stock equivalents of 1,227,864 shares and zero shares outstanding at December 31, 2009 and 2008, respectively, consisting of stock options and convertible Series A Preferred Stock; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

Stock-Based Compensation

DMI accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. DMI determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred and totaled $1,070,370 and $0 for 2009 and 2008.

Fair Value of Financial Instruments

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established by GAAP prioritizes the inputs into valuation techniques used to measure fair value. Accordingly, the Company uses valuation techniques that maximize the use of observable inputs when determining fair value. The three levels of the hierarchy are as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to us for identical assets or liabilities;

Level 2:	Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

DMI has no assets or liabilities that were measured using quoted prices for similar assets and liabilities or significant unobservable inputs (Level 2 and Level 3 assets and liabilities) as of December 31, 2009. DMI’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued salaries and accrued interest payable. The carrying amounts of these financial instruments approximate their fair value due to their short maturities. The carrying value of cash held in money market funds totaling $69,357 as of December 31, 2009 is included in cash and cash equivalents on the Balance Sheet and approximates market values based on quoted market prices, or Level 1 Inputs.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 2 – Income Taxes

DMI’s effective tax rate differs from the U.S. federal corporate income tax rate for 2009 of 34% as follows:

Statutory rate	(34.0)%
State income taxes, net of federal income tax impact	(3.3)
Research and development credits	4.5
Increase in valuation allowance	32.8

Effective tax rate	0.0%

As of December 31, 2009, DMI provided a full valuation allowance against the deferred tax asset based on the weight of available evidence, both positive and negative, including the DMI’s operating loss, which indicated that it is more likely than not that such benefits will not be realized.

Deferred tax assets comprised of the following:

Deferred tax assets
Net operating loss and credit carryforwards	$494,000
Research and development credits	67,748
Accrued liabilities	22,000

Total deferred tax asset	583,748
Valuation allowance	(583,748)

Net deferred tax asset	$—

As of December 31, 2009, DMI had an available net operating loss (NOL) carry forward of approximately $1,422,000 for federal and state purposes, expiring in 2029, and research and development credit carryforwards of approximately $67,000. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in limitations on the amount of the NOL carryforwards which can be utilized in future years.

The Company classifies penalty and interest expense related to income tax liabilities as general and administrative expense and therefore is recognized in the statement of operations.

The Company files tax returns in the United States and in the state of Colorado. The tax years since inception remain open to examinations by the major taxing jurisdictions to which the Company is subject.

Income taxes for 2008 were immaterial.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 3 – Related Party Notes Payable

As of December 31, 2009, DMI had $100,000 in notes payable to DMI’s founder and $100,000 payable to DMI BioSciences, Inc (BioSciences). The related party notes payable are unsecured, bear interest at 6% and mature on April 30, 2010. The Company accrued interest on these notes of $1,414 and $0 in 2009 and 2008, respectively.

Note 4 – Equity

Capital Transactions

DMI issued 1,080,000 shares of Common Stock to its founder in December 2008 at a value of $.001 per share.

DMI issued 3,500,000 shares of Common Stock to BioSciences, an entity under common control, in April 2009 in connection with an Asset Purchase Agreement. Under the terms of the agreement, DMI acquired office and lab equipment, cell lines and intellectual property including patents and license agreements, while the Company valued those assets in excess of $300,000, for financial reporting purposes the assets and liabilities have been recorded at predecessor cost. In conjunction with the asset purchase, DMI recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to DMI’s founder. The note payable was converted into 163,934 shares of Series A preferred stock at a value of $1.22 per share.

DMI issued 7,350,000 shares of restricted Common Stock to its directors, officers and employees in exchange for $7,350 in cash in April 2009. The restricted common stock is subject to vesting as set forth below.

DMI issued 913,930 shares of Series A Preferred Stock in April and May 2009 in exchange for $1,115,020 in cash.

DMI received $170,002 in December 2009 in connection with a private placement for the purchase of 97,144 shares of common stock. DMI had not issued the shares as of December 31, 2009 and has therefore recorded the proceeds as a liability. The shares are expected to be issued subsequent to December 31, 2009.

Restricted Common Stock

Total shares of 7,350,000 sold to DMI’s employees are restricted. One third of the restricted shares vested on the date of grant, April 17, 2009. The remaining two thirds vest on a monthly basis between the second and fourth anniversaries of the date of grant. Vesting is subject to acceleration upon achieving certain milestones.

Series A Preferred Stock

The holders of the Series A Preferred Stock have rights and preferences summarized as follows. See also subsequent events (Note 7).

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Equity (continued)

Series A Preferred Stock (continued)

Dividends

The Series A Preferred Stock carries an 8% non-cumulative dividend.

Conversion

The Series A Preferred Stock is convertible to Common Stock on a 1 for 1 basis at the option of the Series A Preferred Shareholders. The Series A Preferred Stock automatically converts to Common Stock on any public offering, any merger with a publicly traded shell corporation, or with the consent of holders of a majority of the Series A Preferred Stock.

Liquidation Preference

The Series A Preferred Stockholders are entitle to receive $1.22 per share (as adjusted for stock splits) plus declared but unpaid dividends prior to any distribution to the holders of the Common Stock.

Voting

The Series A Preferred Stockholders are entitled to vote on an as-if converted to Common Stock basis.

Protective Provisions

As long as 20% of the Series A Preferred Stock remains outstanding, the consent of the holders of a majority of the Series A Preferred Stock will be required to amend the certificate of incorporation or bylaws, declare any dividend or redeem any shares, or sell the company.

Equity Incentive Plan

DMI adopted the 2009 Equity Incentive Plan (the Plan) during 2009. Under the Plan, DMI may issue stock awards to employees, directors and consultants. DMI is authorized to grant up to 550,000 shares of stock awards. Pricing and vesting are determined by the board of directors and, and awards are evidenced by an award agreement extended to the recipient. Stock options generally vest over four years and terminate 10 years from the date of grant. See Subsequent Events (Note 6).

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 5 – Related Party Transactions

DMI entered into as Asset Purchase Agreement during 2009 with BioSciences. Under the Asset Purchase Agreement, DMI acquired office and lab equipment, cell lines and intellectual property including patents and license agreements and assumed liabilities as set forth in Note 5 – Equity. This transaction was accounted for as a reverse merger and the assets acquired and liabilities assumed were recorded at predecessor cost. The assets had $0 carrying value on the predecessor financial statements and liabilities totaled $252,015. In conjunction with the Asset Purchase Agreement, the parties entered into a Royalty Agreement which granted DMI with a 10% revenue royalty based upon license revenue that BioSciences receives, subject to DMI committing to additional funding.

BioSciences paid operating expenses on behalf of DMI, and funds have been advanced and repaid between DMI and BioSciences during 2009. Disbursements to BioSciences during 2009, including prepayment of liabilities assumed under the Asset Purchase Agreement totaled $111,943. BioSciences owed $7,261 to DMI in a short-term non-interest bearing advance at December 31, 2009.

DMI entered into a number of financing transactions with related parties as set forth in Note 3 – Related Party Notes Payable and Note 5 – Equity.

DMI has a Sponsored Research Agreement with Trauma Research LLC (TRLLC), a related for-profit research organization. Under the terms of the Sponsored Research Agreement, DMI is to provide personnel and equipment with an equivalent value of $263,750 per year and to make monthly equipment rental payments of $7,236 on behalf of TRLLC. In exchange, TRLLC will assign any intellectual property rights it develops under the Sponsored Research Agreement. The Sponsored Research Agreement expires in 2014 and may be terminated by either party on six months notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement. There were no outstanding liabilities related to the Sponsored Research Agreement at December 31, 2009.

DMI has license agreements with the Institute for Molecular Medicine, Inc. a related nonprofit research organization. The license agreements were assigned to DMI as a part of the Asset Purchase Agreement with BioSciences. Under the license agreements, DMI pays the costs associated with maintaining intellectual property subject to the license agreements. In return, DMI is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to the Institute for Molecular Medicine, Inc. under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. DMI paid $53,000 during 2009 in legal and patent fees to maintain the intellectual property of the Institute for Molecular Medicine, Inc.

Note 6 – Subsequent Events

On January 12, 2010, DMI entered into a consulting agreement with Redwood Consultants, LLC for a term of twelve months, pursuant to which DMI issued 815,000 restricted shares of common stock as consideration for advisory and consulting services to be provided.

DMI LIFE SCIENCES, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 6 – Subsequent Events (continued)

During January 2010, DMI received $1,457,387 in proceeds from the sale of common stock under a private placement memorandum. DMI will issue 832,793 shares of common stock in exchange for these proceeds and in satisfaction of $170,002 in common stock liability outstanding at December 31, 2009 upon completion of the offering. The shares have par value of $.001 per share and are valued at $1.75 per share.

On March 2, 2010, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Chay Acquisitions, Inc., a public company. Chay Acquisitions was merged into DMI and DMI, as the Surviving Corporation, became a wholly-owned subsidiary of Chay. We issued 15,070,657 shares of our common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.7% of our outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of our common stock described below.

Under the terms of the Merger Agreement, as a condition precedent to closing, DMI entered into a share purchase agreement. The share purchase agreement called for DMI to purchase a total of 263,624 shares of Chay’s common stock from the Chay Control Shareholders for a purchase price of $184,000.

As a further condition to Closing and pursuant to the Merger Agreement, we and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if DMI is not successful in obtaining a minimum of $5.0 million in financing, by a date which is 150 days after the Closing, the Chay Control Shareholders will have the right to put back to DMI all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, DMI agreed to place in escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount then owed by the Guarantors to the Chay Control Shareholders.

Immediately prior to the Closing, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of DMI, for a purchase price of $150,000. DMI made advances to the six officers and employees in the aggregate amount of $150,000 to facilitate the share purchases by the six purchasers. These shares were issued immediately before the Closing.

At the time of merger, the Stockholders adopted a stock plan, which reserves up to 2,500,000 shares of common stock for issuance to their officers, directors, employees and consultants through various means, including incentive stock options, not-qualified stock options, restricted stock grants, and other forms of equity equivalents.

DMI BIOSCIENCES ASSETS SOLD

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

DMI BioSciences Assets Sold

Denver, Colorado

We have audited the accompanying balance sheets of DMI BioSciences Assets Sold. (“BioSciences”) as of April 15, 2009 and September 30, 2008, and the related statement of operations, statements of parents investment, and cash flows for the periods then ended. These financial statements are the responsibility of BioSciences’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMI BioSciences Assets Sold as of April 15, 2009 and September 30, 2008, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Ehrhardt Keefe Steiner & Hottman PC

March 8, 2010

Denver, Colorado

DMI BIOSCIENCES ASSETS SOLD

Balance Sheets

	April 15, 2009	September 30, 2008
Assets
Assets
Property and equipment, net	$—	$19,296

Total assets	$—	$19,296

Liabilities and Contribution from Parent

Current liabilities
Accrued liabilities	$48,515	$—
Accrued interest	3,740	534
Notes payable	200,000	75,000

Total current liabilities	252,255	75,534

Contribution from Parent
Contribution from parent	1,160,648	897,978
Deficit accumulated	(1,572,891)	(954,216)

Net contribution from Parent	(252,255)	(56,238)

Total liabilities and contribution from Parent	$—	$19,296

See notes to financial statements.

DMI BIOSCIENCES ASSETS SOLD

Statement of Operations

	Period from September 30, 2008 through April 15, 2009	Year Ended September 30, 2008
Revenue	$53,750	$50,000

Expenses
Research and development	499,246	879,844
General and administrative	9,451	123,838

Total operating expenses	508,697	1,003,682

Other income (expense)
Interest income	—	—
Interest expense	3,740	534

Total other income (expense)	3,740	534

Net loss	$(458,687)	$(954,216)

See notes to financial statements.

DMI BIOSCIENCES ASSETS SOLD

Statement of Contribution from Parent

	Contribution from Parent	Accumulated Deficit	Total Net Assets
Balance – September 30, 2007	$194,880	$—	$194,880
Contribution from parent	703,098	—	703,098
Net loss	—	(954,216)	(954,216)

Balance – September 30, 2008	897,978	(954,216)	(56,238)
Contribution from parent	262,670	—	262,670
Net loss	—	(458,687)	(458,687)

Balance – April 15, 2009	$1,160,648	$(1,412,903)	$(252,255)

See notes to financial statements.

DMI BIOSCIENCES ASSETS SOLD

Statements of Cash Flows

	Period from September 30, 2009 to April 15, 2009	Year Ended September 30, 2008
Cash flows from operating activities
Net loss	$(458,687)	$(954,216)
Adjustments to reconcile net loss to cash used in operating activities
Loss on disposal of assets	—	140,680
Depreciation	19,296	34,904
Increase in accounts payable	48,515	—
Increase in accrued interest	3,206	534

Net cash used in operating activities	(387,670)	(778,098)

Cash used in financing activities
Proceeds from note	125,000	75,000

Net cash provided by financing activities	125,000	75,000

Cash used in investing activities
Contribution from parent	262,670	703,098

Net cash used in investing activities	262,670	703,098

Net change in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

See notes to financial statements.

DMI BIOSCIENCES ASSETS SOLD

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies

Business and Basis of Financial Statement Presentation

On April 16, 2009, DMI Life Sciences, Inc. (“Life Sciences”) entered into an Asset Purchase Agreement with DMI BioSciences (“BioSciences”) to purchase certain assets and assume certain liabilities (“Assets sold”). Under the Asset Purchase Agreement, BioSciences sold office and lab equipment, cell lines and intellectual property, including patents and license agreements, and relinquished certain liabilities to Life Sciences in exchange for 3,500,000 shares of common stock of Life Sciences. In conjunction with the Asset Purchase Agreement, the parties entered into a Royalty Agreement which granted Life Sciences with a 10% revenue royalty based upon license revenue that BioSciences receives, subject to Life Sciences committing to additional funding.

Basis of Presentation

The accompanying financial statements contain financial information related to the Assets sold, which closed on April 16, 2009. Historically, financial statements have not been prepared for the Assets sold, as they were not held in a separate legal entity nor segregated within BioSciences as a division. The accompanying carve-out financial statements present the statements of financial position of the Assets sold and the statement of operations and cash flows of the Assets sold for inclusion in Life Sciences Form 8-K filing for purposes of complying with the rules and regulations of the Securities and Exchange Commission. These statements include only those assets, liabilities and related operations of the Assets sold and exclude all other assets, liabilities and operations of BioSciences. The accompanying carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America using allocations and estimates where data is not maintained on a specific basis within the books and records. Allocations were based primarily on the percentage of expenses related to the research and development of the intellectual property transferred as compared to the expenses incurred for BioSciences other activities, adjusted when needed based on facts and circumstances where a more specific allocation was deemed more appropriate. Due to the significant amount of allocations and estimates used to prepare these carve-out financial statements, they may not reflect the financial position, cash flows or results of operations of the Assets sold in the future or what its operations, cash flows and financial positions would have been had the Assets sold been operated on a stand-alone basis during the periods presented. These financial statements do not include a carve-out for cash as the operations have historically been funded by BioSciences.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DMI BIOSCIENCES ASSETS SOLD

Notes to Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives for owned assets, ranging from five to seven years or, for leasehold improvements, the term of the related lease.

Patents and Patent Applications

Costs of establishing patents consisting of legal fees paid to third parties are expensed as incurred until such time as the patent is deemed viable and will produce a source of revenue.

Research and Development

Research and development cost are expensed as incurred.

Impairment of Long-Lived Assets and Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is generally measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There has been no impairment loss recognized during the periods ended September 30, 2008 or April 15, 2009.

Revenue Recognition

Revenues from royalties are recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price is fixed or determinable, and (d) collectability is reasonably assured.

DMI BIOSCIENCES ASSETS SOLD

Notes to Financial Statements

Note 2 - Debt

In September of 2008, a note demand was made to BioSciences, with no set maturity date from an unrelated third party for $75,000 bearing interest at 10%. This obligation increased to $200,000 as of April 16, 2009 and was transferred as part of the Assets sold.

Note 3 - Related Party Transactions

BioSciences has a Sponsored Research Agreement with Trauma Research LLC (“TRLLC”), a related it research organization. Under the terms of the Sponsored Research Agreement, BioSciences was to provide personnel and equipment with an equivalent value of $600,000 per year and to make monthly equipment rental payments of $7,236 on behalf of TRLLC. In exchange, TRLLC will assign any intellectual property rights it develops. The Sponsored Research Agreement expires in 2014 and may be terminated by either party on six months notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement. There were no outstanding liabilities related to the Sponsored Research Agreement at September 30, 2008 and the seven months ended April 15, 2009. The obligations under this agreement were transferred through issuance of a new agreement between TRLLC and Life Sciences.

BioSciences has license agreements with the Institute for Molecular Medicine, Inc. a related nonprofit research organization. Under the license agreements, BioSciences paid the costs associated with maintaining intellectual property subject to the license agreements. In return, BioSciences was entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to the Institute for Molecular Medicine, Inc. under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. BioSciences paid $0 and $15,227 during the seven months ended April 15, 2009 and twelve months ended September 20, 2008, respectively, in legal and patent fees to maintain the intellectual property of the Institute of Molecular Medicine, Inc. These costs are included in the accompanying financial statements as this contract was assumed by Life Sciences as part of the Assets sold.

Note 4 - Subsequent Events

Operating expenses were paid on behalf of DMI, and funds have been advanced and repaid between Life Sciences and the Company during 2009. Receipts from Life Sciences during 2009, including prepayment of liabilities assumed under the Asset Purchase Agreement totaled $111,943. Life Sciences owed $7,261 to the Company in a short-term non-interest bearing advance at December 31, 2009.

Pro Forma Unaudited Consolidated Statement of Operations

For the Year ended December 31, 2009

	Chay Year Ended December 31, 2009 (unaudited)	Adjustments for the Sale of Assets		DMI Year Ended December 31, 2009	Pro Forma Combined
Expenses
Research and development	—	—		1,070,370	1,070,370
General and administrative	21,872	(21,872)	(1)	441,135	441,135

Total operating expenses	21,872	(21,872)		1,511,505	1,511,505

Other income (expense)
Interst income	—	—		1,091	1,091
Interst expense	(4,179)	4,179	(1)	(1,414)	(1,414)

Total other income (expense)	(4,179)	4,179		(323)	(323)

Net Loss	$26,051	$(26,051)		$1,511,828	$1,511,828

Weighted average number of common shares outstanding	929,718	—		8,787,650	17,061,752

Basic and diluted net loss per common share	$0.03	—		$0.17	$0.09

CHAY ENTERPRISES, INC. AND

DMI LIFE SCIENCES, INC.

SELECTED UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL DATA

Explanatory Notes

The unaudited pro forma financial data set forth below at and for the year ended December 31, 2009 is based upon Chay’s historical financial statements, adjusted to give effect to:

•	The transaction with DMI Life Sciences, Inc. and

•	The contemporaneous sale of the corporation to the purchasing corporation.

On March 2, 2010, we entered into an Agreement and Plan of Merger with Chay Acquisitions, Inc., a public company. Chay Acquisitions was merged into DMI and DMI, as the Surviving Corporation, became a wholly-owned subsidiary of Chay. We issued 15,070,657 shares of our common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.7% of our outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of our common stock sold to management of DMI.

Under the terms of the Merger Agreement, as a condition precedent to closing, DMI entered into a share purchase agreement which called for DMI to purchase a total of 263,624 shares of Chay’s common stock from the Chay Control Shareholders for a purchase price of $184,000 which represents the cost and efforts the Control Shareholders incurred in establishing and maintaining Chay.

As a further condition to Closing and pursuant to the Merger Agreement, we and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if DMI is not successful in obtaining a minimum of $5.0 million in financing, by a date which is 150 days after the Closing, the Chay Control Shareholders will have the right to put back to DMI all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, DMI agreed to place in escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount then owed by the Guarantors to the Chay Control Shareholders.

Immediately prior to the Closing, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of DMI, for a purchase price of approximately $150,000. DMI made advances to the six officers and employees in the aggregate amount of $150,000 to facilitate the share purchases by the six purchasers.

The pro forma financial information at and for the year ended December 31, 2009 has been developed from Chay’s audited financial statements and DMI Life Sciences, Inc. audited financial statements, and the notes to those financial statements, which are included elsewhere in this document.

The unaudited pro forma consolidated financial data is provided for illustrative purposes only and does not purport to represent what Chay’s actual consolidated results of operations or Chay’s financial position would have been had the transaction and corporation sale occurred on the dates assumed, nor is it necessarily indicative of future consolidated results of operations or financial position.

The unaudited pro forma combined financial data is based on preliminary estimates and various assumptions that DMI Life Sciences, Inc., and Chay believe are reasonable in these circumstances. Because the former stockholders of DMI Life Sciences, Inc., will own approximately 96% of the combined company on completion of the exchange, calculated on a fully diluted basis and Chay is selling its existing operations in conjunction with the transaction, the transaction and corporation sale will be accounted for as a recapitalization through a reverse acquisition, with no goodwill or other intangibles recorded. As such, the pro forma financial information reflects the historical financial information of DMI Life Sciences, Inc. and the remaining assets of Chay brought over at historical cost. Costs of the transaction will be charged to operations. Chay does not anticipate that any cost savings, revenue enhancements or synergies will be realized in connection with the transaction and corporation sale. The unaudited pro forma financial statements reflect the DMI Life Sciences, Inc. accounting policies, as those accounting policies will govern DMI Life Sciences Inc.’s accounting after the transaction and corporation sale.

The summary consolidated statement of operations data for the year ended December 30, 2009 gives effect to the transaction and corporation sale as if each had occurred on January 1, 2008.

Pro Forma Consolidated Balance Sheet Data as of December 31, 2009

	Chay	DMI LifeSciences	Adjustments for Assets and Liabilities not acquired		Pro forma Adjustments		Pro Forma Combined
Current Assets
Cash	$527	$71,983	$(527)	(1)	$150,183	(2)	$1,050,551
					1,287,385	(3)
					(184,000)	(6)
					(150,000)	(2)
					(125,000)	(2)
Restricted Cash					125,000	(2)	$125,000
Prepaid expenses	—	7,036	—		—		7,036
Related party receivable	—	7,261	—				7,261

Total current assets	527	86,280	(527)		1,103,568		1,189,848

Investments in real estate
Fall River County	30,154	—	(30,154)	(1)	—		—

Total non-current assets	30,154	—	(30,154)		—		—

Total assets	$30,681	$86,280	$(30,681)		$1,103,568		$1,189,848

Current liabilities
Accounts payable	4,602	79,446	(4,602)	(1)	—		79,446
Accrued salaries	—	73,391	—		—		73,391
Accrued real estate taxes	1,201	—	(1,201)	(1)	—		—
Accrued interest payable, related parties	7,628	1,414	(7,628)	(1)	—		1,414
Advances payable, related parties	9,078	—	(9,078)	(1)	—		—
Related parties notes payable	78,087	200,000	(78,087)	(1)	—		200,000
Common stock put option	—	—	—		250,000	(7)	250,000

Total current liabilities	100,596	354,251	(100,596)		250,000		604,251

Total liabilities	100,596	354,251	(100,596)		250,000		604,251

Stockholder' equity
Common stock subscribed	—	170,002			(170,002)	(5)	—
Note receivable, stockholders	—	—			(150,000)	(2)	(150,000)
Preferred stock, no par value	—	—					—
Series A Preferred stock, $.001 par value	—	1,078			(1,078)	(4)	—

Common stock, no par value	30,418	—	(30,418)	(1)	150,183	(2)	2,500,520
					2,600,337	(5)
					(250,000)	(7)

Common stock, $.001 par value	—	11,930			1,078	(4)	—
					1,457	(3)
					(14,465)	(5)

Additional paid in capital	—	1,313,942			1,285,928	(3)	—
					(2,415,870)	(5)
					(184,000)	(6)
Accumulated deficit to July 31, 2001	(1,790)	—	1,790	(1)			—
Deficit accumulated during the development stage	(98,543)	(1,764,923)	98,543	(1)			(1,764,923)

Total shareholders' equity (deficit)	(69,915)	(267,971)	69,915		853,568		585,597

Total liabilities and shareholders' equity (deficit)	$30,681	$86,280	$(30,681)		$1,103,568		$1,189,848

Notes to Pro Forma Consolidated Financial Information

(1)	to remove the assets and liabilities not assumed in the merger
(2)	to reflect the sale of 1,325,000 shares common stock in Chay Enterprises between December 31, 2009 and March 2, 2010 for $150,183 which was funded by a note from DMI Life Sciences. In addition DMI Life Sciences put $125,000 into escrow as a condition of the merger agreement.
(3)	to reflect the sale of 735,649 shares of common stock in DMI Life Sciences for $1,287,385 in cash between January 1, 2010 and March 2, 2010, and the issuance of shares for common stock subscribed prior to December 31, 2009.
(4)	to convert the Preferred stock to common stock based upon the automatic conversion feature triggered due to the merger of Chay and DMI Life Sciences
(5)	to reflect the merger of Chay and DMI Life sciences through the issuance of 15,070,657 shares of common stock of Chay
(6)	to reflect the payment of $184,000 to Chay shareholders for the merger transaction for the redemption of DMI acquiring 263,624 shares of common stock
(7)	to reflect the $250,000 put option held by the Chay shareholders which was a condition of the merger transaction