Form 10-Q
period 2010-03-31
Ampio Pharmaceuticals, Inc.
filed 2010-05-17
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-146542

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

8400 East Crescent Parkway

Suite 600

Greenwood Village, Colorado 80111

(Address of principal executive offices, including zip code)

(303) 418-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2010, there were 17,060,036 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2010

INDEX

		Page
PART I - FINANCIAL INFORMATION		4

Item 1.	Consolidated Financial Statements	4
	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Operations for the three months ended March 31, 2010 (unaudited), the three months ended March 31, 2009 (unaudited), and the period from December 31, 2008 (inception) through March 31, 2010	5

	Consolidated Statement of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 (unaudited), the three months ended March 31, 2009 (unaudited), and the period from December 31, 2008 (inception) through March 31, 2010	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II - OTHER INFORMATION		14

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics; and

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required;

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Note: The Consolidated Statement of Stockholders’ Equity (Deficit) is presented as additional investor information, as this Statement is not required by Form 10-Q.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$433,343	$71,983
Restricted cash	125,000	—
Prepaid expenses	17,467	7,036
Related party receivable	9,797	7,261

Total current assets	585,607	86,280

Total assets	$585,607	$86,280

Liabilities and Stockholders’ Equity (Deficit)

Accounts payable	$212,966	$79,445
Accrued salaries	126,098	73,391
Accrued interest	4,373	1,414
Related party notes payable	200,000	200,000

Total current liabilities	543,437	354,250

Total liabilities	543,437	354,250

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit)
Common Stock, par value $.0001 in 2010 and $.001 in 2009; shares authorized - 100,000,000 shares in 2010 and 15,000,000 shares in 2009, shares issued and outstanding - 17,060,036 in 2010 and 11,930,000 in 2009	1,706	11,930
Preferred Stock, par value $.0001 in 2010 and $.001 in 2009; Series A Preferred Stock, shares authorized - none in 2010 and 2,000,000 in 2009, shares issued and outstanding - none in 2010 and 1,077,864 in 2009	—	1,078
Common stock subscribed	7,000	170,003
Additional paid in capital	4,582,307	1,313,942
Issuances for promotion	(1,152,083)	—
Advances to shareholders	(150,183)	—
Deficit accumulated in the development stage	(3,246,577)	(1,764,923)

Total stockholders’ equity (deficit)	42,170	(267,970)

Total liabilities and stockholders’ equity (deficit)	$585,607	$86,280

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	December 31, 2008 (inception) through March 31, 2010
Expenses
Research and development	$337,834	$—	1,408,204
General and administrative	1,141,173	—	1,583,388

Total operating expenses	1,479,007	—	2,991,592

Other income (expense)
Interest income	312	—	1,403
Interest expense	(2,959)	—	(4,373)

Total other expense	(2,647)	—	(2,970)

Net loss	$(1,481,654)	$—	$(2,994,562)

Weighted average number of common shares outstanding	13,098,367	1,080,000

Basic and diluted net loss per common share	$(0.11)	$—

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Receivable from Shareholders	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Net loss	—	—	—	—	—	—	—	—	(1,080)	(1,080)

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	(1,080)	—
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,511,828)	(1,511,828)

Balance - December 31, 2009	1,077,864	1,078	11,930,000	11,930	170,003	1,313,942	—	—	(1,764,923)	(267,970)
Conversion of equity in reverse merger acquisition (unaudited)	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Issuance of common stock in exchange for cash in March 2010, net of offering costs of $350,000 (unaudited)	—	—	1,031,078	103	(170,003)	1,454,277	—	—	—	1,284,377
Issuance of common stock for services (unaudited)	—	—	1,030,000	103	—	1,802,397	(1,152,083)	(150,183)	—	500,234
Common stock subscribed in March 2010 (unaudited)	—	—	—	—	7,000	—	—	—	—	7,000
Net loss (unaudited)	—	—	—	—	—	—	—	—	(1,481,654)	(1,481,654)

Balance - March 31, 2010 (unaudited)	—	$—	17,060,036	$1,706	$7,000	$4,582,307	$(1,152,083)	$(150,183)	$(3,246,577)	$42,170

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	December 18, 2008 (inception) through March 31, 2010
Cash flows from operating activities:
Net loss	$(1,481,654)	$—	$(2,994,562)
Common stock issued for services	650,417		650,417
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(10,431)	—	(17,467)
(Increase) in related party receivable	(2,536)	—	(9,797)
Increase in accounts payable	133,521	—	212,966
Increase in accrued salaries	52,707	—	126,098
Increase in accrued interest payable	2,959	—	4,373

Net cash used in operating activities	(655,017)	—	(2,027,972)

Cash used in financing activities:
Proceeds from related party notes payable	—	—	200,000
Proceeds from sale of common stock	1,284,377	—	1,292,807
Proceeds from common stock subscribed	7,000	—	1,122,020
Advances made to shareholders	(150,183)	—	19,820
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Transfer of funds into escrow	(125,000)	—	(125,000)
Increase in cash from acquisition	183	—	183

Net cash provided by financing activities	1,016,377	—	2,461,315

Net change in cash and cash equivalents	361,360	—	433,343
Cash and cash equivalents at beginning of period	71,983	—	—

Cash and cash equivalents at end of period	$433,343	$—	$433,343

Supplementary cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$—	$48,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received in 2009	$170,003	$—	$170,003
Common stock issued in exchange for services	$1,802,397	$—	$1,802,397

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmacueticals, Inc. (Ampio), formerly known as Chay Enterprises, Inc. (Chay), and its wholly owned subsidiaries, DMI Life Sciences, Inc. (DMI) and DMI Acquisition Corp.

On March 2, 2010, DMI merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the Merger). Chay issued 15,068,942 shares of common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Foonote 8 – Related Party Transactions. In conjunction with the Merger, Chay purchased 263,624 shares of its common stock from the Chay Control Shareholders for $150,000 in cash.

As a result of the Merger, DMI became a wholly owned subsidiary of Chay. For accounting purposes, the merger was treated as a reverse acquisition with DMI as the acquirer and Chay as the acquired party. As a result, the business and financial information included in the report is the business and financial information of DMI. The accumulated deficit of Chay has been included in additional paid in capital. Pro-forma information has not been presented as the financial information of Chay was insignificant.

Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc.

The preparation of our consolidated financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (GAAP) requires us to make estimates and judgments that affect the amounts reported in our financial statements and accompanying notes. The statements reflect all normal recurring adjustments, which, in the opinion of the Ampio’s management, are necessary for the fair presentation of financial position, results of operations and cash flows for the periods presented.

The accompanying financial statements should be read in conjunction with DMI Life Sciences, Inc.’s consolidated financial statements for the years ended December 31, 2009 and 2008 filed with Ampio’s Form 8-K dated March 2, 2010, which includes all disclosures required by GAAP. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of expected operating results for the full year.

Note 2 – Restricted Cash

Restricted cash of $125,000 represents cash placed in escrow pursuant to the Put Agreement described in Footnote 5 – Commitments and Contingencies.

Note 3 – Related Party Notes Payable

As of March 31, 2010, Ampio had $100,000 in notes payable to DMI’s founder and $100,000 payable to DMI BioSciences, Inc., a stockholder. The related party notes payable are unsecured, bear interest at 6% and matured on April 30, 2010. The Company accrued interest on these notes of $2,959 and $0 in the first quarters of 2010 and 2009, respectively. Subsequent to March 31, 2010, the notes were extended to the earlier of receipt of a minimum financing of $5.0 million or September 2, 2010.

Note 4 – Income Taxes

As of March 31, 2010, Ampio provided a full valuation allowance against the deferred tax asset based on the weight of available evidence, both positive and negative, including the Ampio’s operating loss, which indicated that it is more likely than not that such benefits will not be realized.

Note 5 – Commitments and Contingencies

As condition of the Merger, Ampio and certain of its shareholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by Ampio if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right by the Chay Control Shareholders.

Note 6 – Common Stock

Capital Stock

Prior to the Merger, DMI had 15,000,000 shares of common stock with a par value of $0.001 and 2,000,000 share of Series A Preferred Stock authorized with a par value of $0.001. At March 31, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

Capital Transactions

As set forth in Footnote 1 – Basis of Presentation and Merger, DMI and Chay completed a reverse merger in March 2010. In conjunction with the Merger, DMI’s Series A Preferred Stock was automatically converted into common stock. As result of the Merger, related stock transactions and the conversion of Series A Preferred Stock, Ampio common stock outstanding increased by 3,068,958 shares.

Ampio issued 1,031,078 shares of common stock in March 2010 for $1,454,380 in cash (net of $350,000 in offering costs), of which $170,003 had been received in 2009 and previously classified as common stock subscribed.

Ampio issued 1,030,000 shares of common stock in January, February and March 2010 in exchange for services. The shares were recorded at their fair value, $1.75 per share or $1,802,500. Ampio recorded $650,417 as expense in the first quarter of 2010 and the remaining $1,152,083 as a deferred charge in stockholders’ equity, which will be recognized into expense as the services are provided.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. The stock plan reserves up to 2,500,000 shares of common stock for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents.

Note 7 – Stock-Based Compensation

Stock based compensation related to common stock issued to third party vendors in exchange for services of $650,417 was included in general and administrative expenses in the statement of operations in the three months ended March 31, 2010. The common stock was recorded at its fair value at the dates Ampio became obligated to issue the shares, and is recognized as expense as the services are provided.

Note 8 – Related Party Transactions

Immediately prior to the Merger, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of DMI, for a purchase price of $150,183. DMI made advances to the six officers and employees in the aggregate amount of $150,183 to facilitate the share purchases by the six purchasers. These shares were issued immediately before the closing of the Merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholder’s equity.

Related party receivable consists of $4,086 receivable from DMI Bio Sciences, Inc. and $5,711 from the Chay Control Shareholders.

Note 9 – Subsequent Events

Subsequent to March 31, 2010, the related party notes payable were extended as set forth in Footnote 3 – Related Party Notes Payable.

Subsequent to March 31, 2010, Ampio entered into a nonbinding letter of intent to acquire DMI BioSciences, Inc. It is anticipated that the acquisition will be structured as a tax free exchange. The management of Ampio is currently performing its due diligence to analyze all aspects of the potential acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceutical Inc.’s historical financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010.

Overview

Ampio Pharmaceuticals, Inc. was created through the March 2010 merger (the Merger) of DMI Life Sciences, Inc., a Delaware corporation (DMI) with Chay Acquisitions, Inc., a wholly-owned subsidiary of Chay Enterprises, Inc. (Chay). As a result of the Merger, DMI became a wholly owned subsidiary of Chay. For accounting purposes, the merger was treated as a reverse acquisition with DMI as the acquirer and Chay as the acquired party. As a result, the business and financial information included in the report is the business and financial information of DMI. Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc., or Ampio, and reincorporated in Delaware. In this Form 10-Q, references to “we,” “us,” or similar terms mean Ampio and its subsidiaries, including DMI.

DMI was originally incorporated in Delaware in December 2008 and began conducting business in April 2009, at which time DMI purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from DMI BioSciences, Inc., or BioSciences. Since the acquisition of the BioSciences assets, we have raised $1,500,000 through sales of common stock, strengthened our management team, completed the reverse merger into a public entity and continued our research and development activities. In addition to our current business described in the next paragraph, subsequent to March 31, 2010, we entered into a letter of intent to acquire BioSciences in a tax-free exchange. BioSciences’ significant intellectual property asset is a drug that treats male sexual dysfunction.

We are a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on DMI’s intellectual property that includes assigned patents, pending patent applications, and trade secrets and know-how, some of which may be the subject of future patent applications. DMI’s intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repurposed drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

Known Trends or Future Events

The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. In the three months ended March 31, 2010, we did not generate any revenues. Since purchasing specific assets from BioSciences including patents, pending patent applications and minimal fixed assets as well as absorbing some of BioSciences’ employees, we have engaged in organizational activities, conducted a private placement, added to our management team, and completed the Merger. After March 31, 2010, we announced that we had entered into a non-binding letter of intent to acquire BioSciences.

We expect to raise substantial additional capital in the near future in order to accelerate our development activities associated with several of our leading product candidates. We cannot assure you that we will secure such financing or that it will be adequate to execute our business strategy. Even if we obtain this financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over our existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever, and we expect that our research and development expenses will increase significantly. We expect to generate operating losses for the foreseeable future, but intend to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. We have no such agreements in effect at the current time.

We expect our general and administrative expenses to increase substantially in 2010 as a result of our becoming a public company. Among other things, we expect expenses such as compliance and governance costs, legal and accounting fees, directors’ and officers’ liability insurance premiums, and directors’ fees will increase significantly. We will also incur investor relations expenses, listing fees, and other costs associated with being a public company.

Significant Accounting Policies and Estimates

This Management’s Discussion and Analysis section discusses our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market investments. We maintain balances from time to time in excess of the federally insured limits.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice until such time as we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of our intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. Legal and related costs which do not meet the above criteria will be expensed as incurred in accordance with our current practice.

Stock-Based Compensation

We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant fair value using the Black-Scholes option pricing model and recognize compensation costs ratably over the vesting period using the straight-line method. Common stock issued in exchange for services is recorded at the fair value of the common stock on the date at which we becomes obligated to issue the shares. The value of the shares is expensed over the service period.

Income Taxes

Ampio uses the liability method of accounting for income taxes. Under this method, Ampio recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Ampio establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization.

Research and Development

Research and development costs are expensed as incurred.

Recently Issued Accounting Pronouncements

Ampio has reviewed the accounting pronouncements up through Update No. 2010-19 and does not expect any of them to have a material impact on its financial statements.

Results of Operations—Quarters Ended March 31, 2010 and 2009

Ampio began operations in April, 2009. Therefore, there were no operating results for the three months ended March 31, 2009.

Revenue

We are a development stage enterprise and did not generate revenue in the three months ended March 31, 2010.

Expenses

Research and Development

Research and development costs in the three months ended March 31, 2010 totaled $338,000, and related to the research and development of patents and intellectual property. We did not capitalize any of our research and development costs during the quarter ended March 31, 2010.

General and Administrative

General and administrative costs for the quarter ended March 31, 2010 are summarized as follows:

Stock-based compensation	$650,417
Professional fees	291,188
Labor	134,605
Occupancy, travel and other	64,963

$1,141,173

Stock-based compensation consists of the fair value of shares issued to outside consultants for services provided. Professional fees consists primarily of legal, audit and accounting costs related to the Merger and public company compliance. Labor consists of compensation costs to Ampio’s administrative employees.

Net Cash Used in Operating Activities

During the three months ended March 31, 2010, our operating activities used $655,000 of cash. This reflected a $1,482,000 net loss, a non-cash charge of $650,000 for stock based compensation, an increase in accounts payables of $134,000 relating to professional fees incurred in conjunction with the Merger, an increase in accrued salaries of $53,000 resulting from deferral of salaries by our management team, and changes in other assets and current liabilities utilizing cash of $10,000.

Net Cash from Financing Activities

Net cash provided by our financing activities was $1,016,000 for the three months ended March 31, 2010. During this period, we received $1,291,000 from the sale and subscription of common stock. Immediately prior to the Merger, we made advances of $150,000 to shareholders. Pursuant to the terms of the Merger Agreement, we were also required to place $125,000 in restricted cash into an escrow account. The escrowed funds are to be released to us on closing of a Qualified Financing (as defined) during the escrow period, or will be released to the principal stockholders of Chay if we do not obtain such financing during the escrow period, subject to adjustment for any sales of our common stock made by the Chay principal stockholders.

Liquidity and Capital Resources

We had unrestricted cash of $433,000 at March 31, 2010. We raised about $1,500,000 in a private placement of common stock since November of 2009, including $75,000 received subsequent to March 31, 2010, and are actively seeking to raise additional capital. We currently have $200,000 in notes payable to two of our stockholders, which have been extended to the earlier of a minimum financing of $5,000,000 or September 2, 2010. Additional loans from our stockholders may be a source of short-term liquidity, however, there is currently no formal commitment from our stockholders to provide short-term financing. In order to execute on our business plan, it will be necessary for us to raise additional capital.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Contractual Obligations

As condition of the Merger, Ampio and certain of its shareholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. The Company has no need to hedge against any of the foregoing risks and therefore currently engages in no hedging activities. Our outstanding indebtedness is limited currently to fixed rate instruments.

Item 4T.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the three months ended March 31, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (the “Form 8-K”).

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

The Company previously furnished the information required by Item 701 of Regulation S-K in the Form 8-K. The Company incorporates by reference herein the information included in Item 3.02 of the Form 8-K. Subsequent to March 31, 2010, the Company issued an additional 43,000 shares of common stock for total consideration of $75,250.

Item 3.	Defaults Upon Senior Securities.

As of March 31, 2010, we were in default in payments of notes payable to our Chairman of the Board and to an affiliate, DMI BioSciences, Inc. See Note 3 in Notes to Consolidated Financial Statements set forth in Part I, Item 1 for additional information. We have obtained waivers of these defaults and the due dates of the notes payable have been extended to the earlier of (i) closing of a qualified financing, or (ii) September 2, 2010.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

On April 22, 2010, the Company issued a press release announcing the execution of a letter of intent under which the Company intends to acquire DMI BioSciences, Inc. On April 27, 2010, a report of current event was filed with respect to the letter of intent.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Extension Agreement for Notes Payable dated May 13, 2010, by and between DMI BioSciences, Inc. and DMI Life Sciences, Inc., a wholly owned subsidiary of the Company.

10.2	Extension Agreement for Notes Payable dated May 13, 2010, by and between Michael Macaluso and DMI Life Sciences, Inc., a wholly owned subsidiary of the Company.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/S/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer Date: May 17, 2010

By:	/S/ BRUCE G. MILLER
Bruce G. Miller Chief Financial Officer Date: May 17, 2010