Form 10-Q
period 2010-06-30
Ampio Pharmaceuticals, Inc.
filed 2010-08-16
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2010

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

As of August 12, 2010, there were 17,060,036 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE AND SIX MONTHS ENDED JUNE 30, 2010

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	5

	Consolidated Statements of Operations for the three and six months ended June 30, 2010 (unaudited), the three and six months ended June 30, 2009 (unaudited), and the period from December 31, 2008 (inception) through June 30, 2010	6

	Consolidated Statement of Stockholders’ Equity (Deficit)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (unaudited), the six months ended June 20, 2009 (unaudited), and the period from December 31, 2008 (inception) through June 30, 2010	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

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

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$131,035	$71,983
Restricted cash	105,000	—
Prepaid expenses	49,523	7,036
Related party receivable	7,238	7,261

Total current assets	292,796	86,280

Fixed assets	2,423	—

Total assets	$295,219	$86,280

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$357,234	$79,445
Accrued salaries	196,353	73,391
Accrued interest	7,595	1,414
Related party notes payable	400,000	200,000

Total current liabilities	961,182	354,250

Total liabilities	961,182	354,250

Commitments and contingencies (Note 5)

Stockholders’ deficit
Common Stock, par value $.0001 in 2010 and $.001 in 2009; shares authorized - 100,000,000 shares in 2010 and 15,000,000 shares in 2009, shares issued and outstanding - 17,107,036 in 2010 and 11,930,000 in 2009	1,711	11,930
Preferred Stock, par value $.0001 in 2010 and $.001 in 2009; Series A Preferred Stock, shares authorized - none in 2010 and 2,000,000 in 2009, shares issued and outstanding - none in 2010 and 1,077,864 in 2009	—	1,078
Common stock subscribed	—	170,003
Additional paid in capital	4,664,552	1,313,942
Issuances for promotion	(788,958)	—
Advances to stockholders	(150,183)	—
Deficit accumulated in the development stage	(4,393,085)	(1,764,923)

Total stockholders’ deficit	(665,963)	(267,970)

Total liabilities and stockholders’ deficit	$295,219	$86,280

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		December 31, 2008 (inception) through June 30, 2010
	2010	2009	2010	2009
Expenses
Research and development	252,165	258,725	$589,999	$258,725	1,660,369
General and administrative	891,387	148,934	2,032,560	148,934	2,473,695

Total operating expenses	1,143,552	407,659	2,622,559	407,659	4,134,064

Other income (expense)
Interest income	266	252	578	252	1,669
Interest expense	(3,222)	—	(6,181)	—	(7,595)

Total other income (expense)	(2,956)	252	(5,603)	252	(5,926)

Net loss	$(1,146,508)	$(407,407)	$(2,628,162)	$(407,407)	$(4,139,990)

Weighted average number of common shares outstanding	17,069,849	5,575,856	15,456,332	10,022,308

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.17)	$(0.04)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Receivable from Stockholders	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Net loss	—	—	—	—	—	—	—	—	(1,080)	(1,080)

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	(1,080)	—
Issuance of common stock and assumption of liabilities in assetacquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellationof a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in Apriland May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,511,828)	(1,511,828)

Balance - December 31, 2009	1,077,864	1,078	11,930,000	11,930	170,003	1,313,942	—	—	(1,764,923)	(267,970)
Conversion of equity in reverse merger acquisition (unaudited)	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010 (unaudited)	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June
2010, net of offering costs of $350,000 (unaudited)	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services (unaudited)	—	—	1,030,000	103	—	1,802,397	(788,958)	—	—	1,013,542
Loans to shareholders (unaudited)	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss (unaudited)	—	—	—	—	—	—	—	—	(2,628,162)	(2,628,162)

Balance - June 30, 2010 (unaudited)	—	$—	17,107,036	$1,711	$—	$4,664,552	$(788,958)	$(150,183)	$(4,393,085)	$(665,963)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	December 18, 2008 (inception) through June 30, 2010
Cash flows from operating activities:
Net loss	$(2,628,162)	$(407,407)	$(4,139,990)
Common stock issued for services	1,013,542		1,013,542
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(42,487)	(10,002)	(49,523)
(Increase) decrease in related party receivable	23	(8,445)	(7,238)
Increase in accounts payable	277,789	(11,343)	357,234
Increase in accrued salaries	122,962	—	196,353
Increase in accrued interest payable	6,181	—	7,595

Net cash used in operating activities	(1,250,152)	(437,197)	(2,622,027)

Cash flow used in investing activities
Purchase of fixed assets	(2,423)	—	(2,423)

Net cash used in investing activities	(2,423)	—	(2,423)

Cash used in financing activities:
Proceeds from related party notes payable	200,000	—	400,000
Proceeds from sale of common stock	1,359,627	7,125	1,366,977
Proceeds from common stock subscribed	7,000	—	177,003
Proceeds from sales of series A preferred stock	—	1,115,020	1,115,020
Advances made to shareholders	(150,183)	—	(150,183)
Payment of liabilities assumed in asset purchase	—	(48,515)	(48,515)
Transfer of funds into escrow	(125,000)	—	(125,000)
Release of funds from escrow	20,000		20,000
Increase in cash from acquisition	183	—	183

Net cash provided by financing activities	1,311,627	1,073,630	2,755,485

Net change in cash and cash equivalents	59,052	636,433	131,035
Cash and cash equivalents at beginning of period	71,983	—	—

Cash and cash equivalents at end of period	$131,035	$636,433	$131,035

Supplementary cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$200,000	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$48,515	$48,515
Conversion of notes payable to Series A preferred stock	$—	$200,000	$200,000
Common stock issued for common stock subscriptions received	$177,003	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$1,802,500	$—	$1,802,500

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

The accompanying financial statements should be read in conjunction with DMI Life Sciences, Inc.’s consolidated financial statements for the years ended December 31, 2009 and 2008 filed with Ampio’s Form 8-K dated March 2, 2010, which includes all disclosures required by GAAP. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of expected operating results for the full year.

Note 2 – Restricted Cash

Restricted cash of $105,000 represents cash placed in escrow pursuant to the Put Agreement described in Footnote 5 – Commitments and Contingencies.

Note 3 – Related Party Notes Payable

As of June 30, 2010, Ampio had $100,000 in notes payable to DMI’s founder and $300,000 payable to DMI BioSciences, Inc., a stockholder. The related party notes payable are unsecured, bear interest at 6% and mature on September 2, 2010. The Company accrued interest on these notes of $3,222 and $0 in the second quarters of 2010 and 2009 and $6,181 and $0 in the six months ended June 30, 2010 and 2009, respectively.

Note 4 – Income Taxes

As of June 30, 2010, Ampio provided a full valuation allowance against the deferred tax asset based on the weight of available evidence, both positive and negative, including the Ampio’s operating loss, which indicated that it is more likely than not that such benefits will not be realized.

Note 5 – Commitments and Contingencies

As condition of the Merger, Ampio and certain of its stockholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by Ampio if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right by the Chay Control Shareholders. The Chay Control Shareholders released to Ampio $20,000 of the funds in escrow in June 2010 and $75,000 in July 2010. The Chay Control Shareholders have not exercised their put right.

Note 6 – Common Stock

Capital Stock

Prior to the Merger, DMI had 15,000,000 shares of common stock with a par value of $0.001 and 2,000,000 share of Series A Preferred Stock authorized with a par value of $0.001. At June 30, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

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

Ampio issued 1,030,000 shares of common stock in January, February and March 2010 in exchange for services. The shares were recorded at their fair value, $1.75 per share or $1,802,500. Ampio recorded $363,125 and $1,013,542 as expense in the three and six months ended June 30, 2010, respectively – see Note 7. The remaining $788,958 is reflected as a deferred charge in stockholders’ equity, and will be recognized into expense as the services are provided.

Ampio issued 47,000 shares of Common Stock in April 2010 for $82,250 in cash, of which $7,000 had been received in March 2010 and was previously classified as common stock subscribed.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. The stock plan reserves up to 2,500,000 shares of common stock for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents. As of August 12, 2010, Ampio had issued options with respect to all 2,500,000 shares reserved under the plan.

Note 7 – Stock-Based Compensation

Stock based compensation related to common stock issued to third party vendors in exchange for services of $363,125 and $1,013,542 in the three and six months ended June 30, 2010, respectively, was included in general and administrative expenses in the statement of operations. The common stock was recorded at its fair value at the dates Ampio became obligated to issue the shares, and is recognized as expense as the services are provided.

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

Related party receivable at June 30, 2010 consisted of $1,527 receivable from DMI Bio Sciences, Inc. and $5,711 from the Chay Control Shareholders.

Note 9 – Subsequent Events

During August 2010, Ampio issued $430,000 in principal amount of 8% Senior Convertible Unsecured Debentures due January 31, 2011 (the “Debentures”) together with warrants to related parties.

The Debentures are convertible into the Ampio’s common stock at the lower of $1.75 per share, or the per-share price at which the Company issues common stock in an underwritten offering of $10,000,000 (the Offering). The Debentures are due and payable at the earlier of one business day after the closing of the Offering or January 31, 2011. The Debenture terms specify that Ampio is obligated to obtain an extension of the $400,000 in principal amount of promissory notes previously issued to DMI BioSciences, Inc., to a due date consistent with the maturity date of the Debentures, and require Ampio to obtain a subordination agreement from DMI BioSciences, Inc., such that the Debentures will jointly constitute the senior unsecured indebtedness of Ampio.

In conjunction with the issuance of the Debentures, the Company issued Warrants to the purchasers of the Debentures giving them the right to purchase an aggregate of 21,500 shares of the Company’s common stock at an exercise price equal to the price at which the Company sells common stock in the Offering.

During August 2010, Ampio issued options to purchase 2,500,000 shares of common stock to its officers, directors and general counsel. The stock options have an exercise price of $1.01 per share and have a term of ten years.

During August 2010, Ampio entered into employment agreements with one of its officers. Ampio expects to enter into employment agreements with two additional officers on or about August 18, 2010. Under the employment agreements, the officers are collectively entitled to receive $415,000 in annual salaries. Upon completion of a financing of $10,000,000 or more, the annual salaries will collectively increase to $780,000. The employment agreements have terms of three years.

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

DMI was originally incorporated in Delaware in December 2008 and began conducting business in April 2009, at which time DMI purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from DMI BioSciences, Inc., or BioSciences. Since the acquisition of the BioSciences assets, we have raised $1,500,000 through sales of common stock, strengthened our management team, completed the reverse merger into a public entity and continued our research and development activities. In addition to our current business described in the next paragraph, in April 2010, we entered into a letter of intent to acquire BioSciences in a tax-free exchange. BioSciences’ significant intellectual property asset is a drug that treats male sexual dysfunction, which we refer to as the PE drug.

We are a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on DMI’s intellectual property that includes assigned patents, pending patent applications, licensed patents,and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repurposed drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

Known Trends or Future Events

The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We have not generated any revenues since the acquisition of assets from BioSciences. Since purchasing specific assets from BioSciences including patents, pending patent applications and minimal fixed assets as well as absorbing some of BioSciences’ employees, we have engaged in organizational activities, conducted a private placement, added to our management team, and completed the Merger. During April 2010, we announced that we had entered into a non-binding letter of intent to acquire BioSciences.

We expect to raise substantial additional capital in the near future in order to accelerate our development activities associated with several of our leading product candidates. We cannot assure you that we will secure such financing or that it will be adequate to execute our business strategy. Even if we obtain this financing, it may be costly and may require us to agree to provisions that will favor new investors over our existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever, and we expect that our research and development expenses will increase significantly. We expect to generate operating losses for the foreseeable future, but intend to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. We have no such agreements in effect at the current time.

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

Recently Issued Accounting Pronouncements

Ampio has reviewed the accounting pronouncements up through Update No. 2010-20 and does not expect any of them to have a material impact on its financial statements.

Results of Operations

Results of operations for the three and six months ended June 30, 2010 and 2009 are as follows:

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history.

Expenses

Research and Development

Research and development costs were $438,000 and $259,000 in the three months ended June 30, 2010 and 2009, and $776,000 and 259,000 in the six months ended June 30, 2010 and 2009, respectively. Research and development costs consist of the research and development of patents and intellectual property as well as drug development and clinical trials. The increase in expenses in 2010 relates to the increase in business activity as Ampio did not begin incurring operating expenses until April 2009. We have not capitalized any of our research and development costs.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Stock-based compensation	$364,000	$—	$1,014,000	$—
Professional fees	63,000	12,000	354,000	12,000
Labor	187,000	119,000	322,000	119,000
Occupancy, travel and other	91,000	18,000	157,000	18,000

	$705,000	$149,000	$1,847,000	$149,000

Stock-based compensation consists of the fair value of shares issued to outside consultants for services provided. Professional fees consists primarily of legal, audit and accounting costs related to the Merger and public company compliance costs. Labor consists of compensation costs attributable to Ampio’s administrative employees. The increase in expenses in 2010 relates to the increase in business activity as Ampio did not begin incurring operating expenses until April 2009.

Net Cash Used in Operating Activities

During the six months ended June 30, 2010, our operating activities used $1,250,000 of cash. The use of cash reflected a $2,628,000 net loss, a non-cash charge of $1,014,000 for stock based compensation, an increase in accounts payables of $278,000 relating to professional fees incurred in conjunction with the Merger and other expenses, an increase in accrued salaries of $123,000 resulting from deferral of salaries by our management team, and changes in other assets and current liabilities which provided net cash of $36,000.

Net Cash from Financing Activities

Net cash provided by our financing activities was $1,312,000 for the six months ended June 30, 2010. During this period, we received $200,000 in loans from shareholders and $1,367,000 from the sale and subscription of common stock. Immediately prior to the Merger, we made advances of $150,000 to stockholders. Pursuant to the terms of the Merger Agreement, we were also required to place $125,000 in restricted cash into an escrow account, $20,000 of which was released in June and $75,000 was released in July 2010. The remaining escrowed funds are to be released to us on closing of a Qualified Financing (as defined) during the escrow period, or will be released to the principal stockholders of Chay if we do not obtain such financing during the escrow period, subject to adjustment for any sales of our common stock made by the Chay principal stockholders.

Liquidity and Capital Resources

We had unrestricted cash of $131,000 at June 30, 2010, and an additional $75,000 was released from restricted cash subsequent to June 30, 2010. We raised approximately $1,500,000 in a private placement of common stock conducted from November 2009 to March, 2010 and are actively seeking to raise additional capital. As of June 30, 2010 we had $400,000 in notes payable to stockholders, which mature on the earlier of a minimum financing of $5,000,000 or September 2, 2010. During August 2010, stockholders loaned us an additional $430,000. The loans mature at the earlier of a minimum financing of $10,000,000 or January 31, 2011. Additional loans from our stockholders may be a source of short-term liquidity. However, there is currently no formal commitment from our stockholders to provide additional short-term financing. In order to execute on our business plan, it will be necessary for us to raise additional capital.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Contractual Obligations

As condition of the Merger, Ampio and certain of its shareholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. The Chay Control Shareholders have since released $95,000 of the funds in escrow. If any amounts are paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right.

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

The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the six months ended June 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010 (the “Form 8-K”). However, the Company continues to require additional capital, the receipt of which is not assured.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

The Company previously furnished the information required by Item 701 of Regulation S-K in the Form 8-K. The Company incorporates by reference herein the information included in Item 3.02 of the Form 8-K.

The Company issued 47,000 shares of stock in June 2010. The Company did not provide the information required by Item 701 of Regulation S-K on Form 8-K for reasons of materiality.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

On April 22, 2010, the Company issued a press release announcing the execution of a letter of intent under which the Company intends to acquire DMI BioSciences, Inc. On April 27, 2010, a report of current event was filed with respect to the letter of intent.

On July 21 and 27, we issued two press releases, the first of which concerned the initiation of a Phase II clinical trial for one of our produt candidates, and the second of which concerned the finalization of negotiations concerning the terms of a definitive agreement to acquire DMI BioSciences, Inc. The July 27 press release contained an error in the title of the release which was corrected in a press release issued on August 3, 2010.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Notes Payable dated June 23, 2010, by and between DMI BioSciences, Inc. and Ampio Pharmaceuticals, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release by Ampio Pharmaceuticals, Inc. dated July 21, 2010.

99.2	Press release by Ampio Pharmaceuticals, Inc. dated July 21, 2010.

99.3	Correction to press release by Ampio Pharmaceuticals, Inc. dated August 3, 2010.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/S/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer Date: August 16, 2010

By:	/S/ BRUCE G. MILLER
Bruce G. Miller Chief Financial Officer Date: August 16, 2010