Form 10-Q
period 2010-09-30
Ampio Pharmaceuticals, Inc.
filed 2010-11-15
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-146542

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

5445 DTC Parkway

Penthouse 4

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

As of November 12, 2010, there were 17,107,036 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (unaudited), the three and nine months ended September 30, 2009 (unaudited), and the period from December 31, 2008 (inception) through September 30, 2010 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited), the nine months ended September 30, 2009 (unaudited), and the period from December 31, 2008 (inception) through September 30, 2010 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and Reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,836	$71,983
Restricted cash	20,000	—
Prepaid expenses	44,121	7,036
Related party receivable	7,238	7,261

Total current assets	83,195	86,280
Fixed assets
Computer and telephone equipment	2,423	—
Accumulated depreciation	(538)	—

Total fixed assets	1,885	—

Total assets	$85,080	$86,280

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$510,803	$79,445
Accrued salaries	265,408	73,391
Accrued interest	18,174	1,414
Senior convertible unsecured related party debentures	430,000	—
Related party notes payable	400,000	200,000

Total current liabilities	1,624,385	354,250

Total liabilities	1,624,385	354,250

Commitments and contingencies (Note 5)

Stockholders’ deficit
Common Stock, par value $.0001 in 2010 and $.001 in 2009; shares authorized - 100,000,000 shares in 2010 and 15,000,000 shares in 2009, shares issued and outstanding - 17,107,036 in 2010 and 11,930,000 in 2009	1,711	11,930
Preferred Stock, par value $.0001 in 2010 and $.001 in 2009; Series A Preferred Stock, shares authorized - none in 2010 and 2,000,000 in 2009, shares issued and outstanding - none in 2010 and 1,077,864 in 2009	—	1,078
Common stock subscribed	—	170,003
Additional paid in capital	5,871,438	1,313,942
Issuances for promotion	(425,833)	—
Advances to stockholders	(150,183)	—
Deficit accumulated in the development stage	(6,836,438)	(1,764,923)

Total stockholders’ deficit	(1,539,305)	(267,970)

Total liabilities and stockholders’ deficit	$85,080	$86,280

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 31, 2008 (inception) through September 30, 2010
	2010	2009	2010	2009
Expenses
Research and development	640,236	347,917	$1,416,278	$606,642	2,486,648
General and administrative	1,792,617	167,332	3,639,134	316,266	4,081,349

Total operating expenses	2,432,853	515,249	5,055,412	922,908	6,567,997

Other (expense) income
Interest income	80	775	658	1,027	1,749
Interest expense	(10,580)	—	(16,761)	—	(18,175)

Total other (expense) income	(10,500)	775	(16,103)	1,027	(16,426)

Net loss	$(2,443,353)	$(514,474)	$(5,071,515)	$(921,881)	$(6,584,423)

Weighted average number of common shares outstanding	17,107,036	11,930,000	16,012,613	11,737,546

Basic and diluted net loss per common share	$(0.14)	$(0.04)	$(0.32)	$(0.08)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Receivable from Stockholders	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Net loss	—	—	—	—	—	—	—	—	(1,080)	(1,080)

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	(1,080)	—
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,511,828)	(1,511,828)

Balance - December 31, 2009	1,077,864	1,078	11,930,000	11,930	170,003	1,313,942	—	—	(1,764,923)	(267,970)
Conversion of equity in reverse merger acquisition (unaudited)	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010 (unaudited)	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000 (unaudited)	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services (unaudited)	—	—	1,030,000	103	—	1,802,397	(425,833)	—	—	1,376,667
Stock-based compensation (unaudited)	—	—	—	—	—	1,206,886	—	—	—	1,206,886
Loans to shareholders (unaudited)	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss (unaudited)	—	—	—	—	—	—	—	—	(5,071,515)	(5,071,515)

Balance - September 30, 2010 (unaudited)	—	$—	17,107,036	$1,711	$—	$5,871,438	$(425,833)	$(150,183)	$(6,836,438)	$(1,539,305)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	December 18, 2008 (inception) through September 30, 2010
Cash flows from operating activities:
Net loss	$(5,071,515)	$(921,881)	$(6,584,423)
Depreciation expense	538	—	538
Common stock issued for services	1,376,667	—	1,376,667
Stock based compensation expense	1,206,886	—	1,206,886
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(37,085)	(7,001)	(44,121)
Decrease (increase) in related party receivable	23	(8,169)	(7,238)
Increase in accounts payable	431,358	13,610	510,803
Increase in accrued salaries	192,017	—	265,408
Increase in accrued interest payable	16,760	—	18,174

Net cash used in operating activities	(1,884,351)	(923,441)	(3,257,306)

Cash flow used in investing activities
Purchase of computer and telephone equipment	(2,423)	—	(2,423)

Net cash used in investing activities	(2,423)	—	(2,423)

Cash used in financing activities:
Proceeds from related party notes payable and debentures	630,000	—	830,000
Proceeds from sale of common stock	1,359,627	10,850	1,368,057
Proceeds from common stock subscribed	7,000	—	177,003
Proceeds from sales of series A preferred stock	—	1,115,020	1,115,020
Advances made to shareholders	(150,183)	—	(150,183)
Payment of liabilities assumed in asset purchase	—	(48,515)	(48,515)
Transfer of funds into escrow	(125,000)	—	(125,000)
Release of funds from escrow	105,000	—	105,000
Increase in cash from acquisition	183	—	183

Net cash provided by financing activities	1,826,627	1,077,355	3,271,565

Net change in cash and cash equivalents	(60,147)	153,914	11,836
Cash and cash equivalents at beginning of period	71,983	—	—

Cash and cash equivalents at end of period	$11,836	$153,914	$11,836

Supplementary cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$200,000	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$48,515	$48,515
Conversion of notes payable to Series A preferred stock	$—	$200,000	$200,000
Common stock issued for common stock subscriptions received	$177,003	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$1,802,500	$—	$1,802,500

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (Ampio), formerly known as Chay Enterprises, Inc. (Chay), and its wholly owned subsidiaries, DMI Life Sciences, Inc. (DMI) and DMI Acquisition Corp.

On March 2, 2010, DMI merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the Merger). Chay issued 15,068,942 shares of common stock to acquire DMI, which resulted in the stockholders of DMI owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Footnote 8 – Related Party Transactions. In conjunction with the Merger, Chay purchased 263,624 shares of its common stock from the Chay Control Shareholders for $150,000 in cash.

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

The accompanying financial statements should be read in conjunction with DMI Life Sciences, Inc.’s consolidated financial statements for the years ended December 31, 2009 and 2008 filed with Ampio’s Form 8-K dated March 2, 2010, which includes all disclosures required by GAAP. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of expected operating results for the full year.

Note 2 – Restricted Cash

Restricted cash of $20,000 represents the cash that remains in escrow pursuant to the Put Agreement described in Footnote 5 – Commitments and Contingencies.

Note 3 – Related Party Notes Payable

As of September 30, 2010, Ampio had $400,000 in related party notes payable to shareholders and directors. The Notes Payable are unsecured, bear interest at 6%, are subordinate to the Debentures and have been extended to mature on January 31, 2011.

Note 4 – Senior Convertible Unsecured Debentures – Related Parties

During August 2010, we entered into agreements for $430,000 of Senior Convertible Unsecured Debentures with related parties (the Debentures). The Debentures bear interest at 8%, are convertible into the Ampio’s common stock at the lower of $1.75 per share, or the per-share price at which Ampio issues common stock in an underwritten offering of $10,000,000 (the Offering). The Debentures are due and payable at the earlier of one business day after the closing of the Offering or January 31, 2011. In conjuction with these Debentures, we issued 21,500 warrant to purchase common stock. See Note 7 – Common Stock. See also Note 11 – Subsequent Events.

The Company accrued interest on related party notes payable and Debentures of $10,580 and $0 in the third quarters of 2010 and 2009 and $16,761 and $0 in the nine months ended September 30, 2010 and 2009, respectively.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

Note 5 – Income Taxes

As of June 30, 2010, Ampio provided a full valuation allowance against the deferred tax asset based on the weight of available evidence, both positive and negative, including the Ampio’s operating loss, which indicated that it is more likely than not that such benefits will not be realized.

Note 6 – Commitments and Contingencies

As a condition of the Merger, Ampio and certain of its stockholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by Ampio if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. If paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right by the Chay Control Shareholders. The Chay Control Shareholders released to Ampio $105,000 of the funds in escrow prior to September 30, 2010 and the remaining $20,000 in October 2010. The Chay Control Shareholders have not exercised their put right.

Ampio entered into a clinical research agreement with a hospital and a physician investigator, (collectively, the Parties) effective April 1, 2010. Under the terms of the clinical research agreement, Ampio agreed to fund and support a clinical trial to a minimum of $600,000, based up on a budget to be agreed upon by the Parties. Ampio has paid an initial down payment of $50,000, however, the budget has not yet been determined. Clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties.

During August 2010, Ampio entered into employment agreements with two of its officers. Under the employment agreements, the officers are collectively entitled to receive $372,000 in annual salaries. Upon completion of a financing of $10,000,000 or more, the annual salaries will collectively increase to $575,000. The employment agreements have terms of three years.

Note 7 – Common Stock

Capital Stock

Prior to the Merger, DMI had 15,000,000 shares of common stock with a par value of $0.001 and 2,000,000 share of Series A Preferred Stock authorized with a par value of $0.001. At September 30, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

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

Ampio issued 1,031,078 shares of common stock in March 2010 for $1,454,380 in cash. net of $350,000 in offering costs (200,000 shares at $1.75 per share), of which $170,003 had been received in 2009 and previously classified as common stock subscribed.

Ampio issued 1,030,000 shares of common stock in January, February and March 2010 in exchange for services. The shares were recorded at their fair value, $1.75 per share or $1,802,500. Ampio recorded $363,125 and $1,376,667 as expense in the three and nine months ended September 30, 2010, respectively – see Note 7. The remaining $425,833 is reflected as a deferred charge in stockholders’ equity, and will be recognized into expense as the services are provided.

Ampio issued 47,000 shares of Common Stock in April 2010 for $82,250 in cash, of which $7,000 had been received in March 2010 and was previously classified as common stock subscribed.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. During August of 2010, the number of shares of common stock for reserved issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents was increased from 2,500,000 to 4,500,000. The Company granted options to purchase 2,930,000 shares in August of 2010, of which 1,820,000 vested immediately, and the remaining 1,110,000 options vest annually over two years.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

The Company has computed the fair value of all options granted using the Black Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number option holders, the Company has estimated a forfeiture rate of zero. The Company estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, the Company has computed the fair value of all options granted during 2010 using the following assumptions:

Expected volatility	72%
Risk free interest rate	1.48%
Expected term (years)	5.5 - 5.75
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2009	—	$—
Granted	2,930,000	$1.13

Outstanding at September 30, 2010	2,930,000	$1.13	9.88

Exercisable at September 30, 2010	1,820,000	$1.19	9.88

The weighted average grant date fair value of options was $1.13. The Company recognized stock based compensation expense of $1,206,886 related to stock options during the nine months and quarter ended September 30, 2010 and from Inception to September 30, 2010. As of September 30, 2010, the Company had $668,651 of unrecognized compensation costs from options granted under the plan to be recognized over a weighted average remaining period of 1.87 years.

Warrants

The Company issued warrants to purchase 21,500 shares of common stock in conjunction with $430,000 in related party debt issued during the third quarter of 2010. The warrants expire in December 2013. The exercise price is the per-share price of common stock sold in a public offering. If a public offering is not completed on or before March 31, 2011, then the exercise price will be the lowest common stock closing price between April 1, 2011 and May 31, 2011. The exercise price is contingent upon future events, it is currently undeterminable and, consequently, the Company is unable to assign a value to the warrants. See also Note 11 – Subsequent Events.

Note 8 – Stock-Based Compensation

Stock-based compensation related to common stock issued to third party vendors in exchange for services was included in general and administrative expenses in the statement of operations as set forth in the table below. The common stock was recorded at its fair value at the dates Ampio became obligated to issue the shares, and is recognized as expense as the services are provided. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. The Company determined the fair value as of the date of grant using the Black Scholes option pricing method and expenses the fair value ratably over the vesting period.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements—(Continued)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expenses
Stock options	$323,398	$—	$323,398	$—
General and administrative expenses
Common stock issued to third parties for services	363,125	—	1,376,667	—
Stock options	883,488	—	883,488	—

Total stock-based compensation expense	$1,570,011	$—	$2,583,553	$—

Note 9 – Net Loss Per Common Share

Basic and diluted loss per share was the same for all periods presented. Although there were common stock equivalents of 2,951,000 shares outstanding at September 30, 2010, consisting of stock options and warrants, and 1,077,864 shares outstanding at September 30, 2009, consisting of Convertible Series A preferred stock; the common stock equivalents were not included in the calculation of net loss per share because they would have been anti-dilutive.

Note 10 – Related Party Transactions

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

Related party receivable at September 30, 2010 consisted of $1,527 receivable from DMI Bio Sciences, Inc. (BioSciences) and $5,711 from the Chay Control Shareholders.

Note 11 – Subsequent Events

During November 2010, Ampio closed the acquisition of BioSciences into escrow. The only condition to be satisfied for the closing of escrow is the registration of the 8,500,000 shares of Ampio’s common stock to be issued to the BioSciences shareholders. BioSciences will simultaneously donate back to Ampio’s capital an aggregate of 3,500,000 shares of Ampio common stock issued to BioSciences in April 2009. Accordingly, Ampio will issue a net of 5,000,000 shares of common stock to acquire BioSciences when the terms of the escrow have been met.

During October and November 2010, Ampio issued $1,073,000 in principal amount of 8% Senior Convertible Unsecured Debentures due January 31, 2010 together with warrants. The 8% Senior Convertible Unsecured Debentures are convertible into the Ampio’s common stock at the lower of $1.75 per share, or the per-share price at which the Company issues common stock in an underwritten offering of $10,000,000 (the Offering). The 8% Senior Convertible Unsecured Debentures are due and payable at the earlier of one business day after the closing of the Offering or January 31, 2011.

In conjunction with the issuance of the 8% Senior Convertible Unsecured Debentures, the Company issued warrants to purchase 214,600 shares of the Company’s common stock at an exercise price equal to the price at which the Company sells common stock in the Offering. In addition, warrants to purchase an additional 84,000 shares of common stock were issued to the holders of the $430,000 in Debentures outstanding at September 30, 2010 as the terms of the initial $430,000 in Debentures require Ampio to cause those debentures and related warrant coverage to be adjusted to be on a pari passu basis with any subsequent debentures.

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

We are a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, cancer, and acute and chronic inflammation diseases. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on DMI’s intellectual property that includes assigned patents, pending patent applications, licensed patents, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repurposed drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

Known Trends or Future Events

The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We have not generated any revenues since the acquisition of assets from BioSciences. Since purchasing specific assets from BioSciences including patents, pending patent applications and minimal fixed assets as well as absorbing some of BioSciences’ employees, we have engaged in organizational activities, conducted a private placement, added to our management team, and completed the Merger. During November 2010, we closed the acquisition of BioSciences into escrow. The only condition to be satisfied for the closing of escrow is the registration of the 8,500,000 shares of our common stock to be issued to the BioSciences shareholders. BioSciences will simultaneously donate back to our capital an aggregate of 3,500,000 shares of our common stock issued to BioSciences in April 2009. Accordingly, we will issue a net of 5,000,000 shares of common stock to acquire BioSciences, when the terms of the escrow have been met.

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

Our general and administrative expenses have increased substantially in 2010 as a result of our becoming a public company and we expect that general and administrative expenses will remain higher for the fourth quarter of 2010 as compared with the fourth quarter of 2009. Included in the 2010 increase in general and administrative expenses are compliance and governance costs, legal and accounting fees, directors’ and officers’ liability insurance premiums, directors’ fees, investor relations expenses, listing fees, and other costs associated with being a public company.

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

Stock-Based Compensation

We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant fair value using the Black-Scholes option pricing model and recognize compensation costs ratably over the vesting period using the straight-line method. Common stock issued in exchange for services is recorded at the fair value of the common stock on the date at which we become obligated to issue the shares. The value of the shares is expensed over the service period.

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

Recently Issued Accounting Pronouncements

Ampio has reviewed the accounting pronouncements up through Update No. 2010-26 and does not expect any of them to have a material impact on its financial statements.

Results of Operations

Results of operations for the three and nine months ended September 30, 2010 and 2009 are as follows:

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation	323,000	—	323,000	—
Patent costs	66,000	41,000	252,000	91,000
Labor	197,000	199,000	606,000	327,000
Consultants	36,000	59,000	107,000	105,000
All other	18,000	49,000	128,000	84,000

	$640,000	$348,000	$1,416,000	$607,000

The increase in expenses in from the third quarter of 2009 to the third quarter of 2010 resulted from stock-based compensation costs in 2010. The increase in costs from the nine months ended September 30, 2010 over the nine months ended September 30, 2009 occurred because of the 2010 stock-based compensation and because we did not have operations prior to April 2009.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock-based compensation	$1,247,000	$—	$2,260,000	$—
Professional fees	331,000	5,000	685,000	17,000
Labor	169,000	144,000	491,000	263,000
Occupancy, travel and other	45,000	18,000	203,000	36,000

	$1,792,000	$167,000	$3,639,000	$316,000

Professional fees consists primarily of legal, audit and accounting costs related to the Merger and public company compliance costs. Labor consists of compensation costs attributable to Ampio’s administrative employees. The increase in expenses in 2010 relates to the increase in business activity as Ampio did not begin incurring operating expenses until April 2009, The 2010 increase also resulted from stock-based compensation in 2010 and from professional services associated with public company compliance, merger and financing related activities.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2010, our operating activities used $1,884,000 in cash. The use of cash reflected a $5,072,000 net loss, non-cash charges of 2,584,000 for common stock issued for services and stock based compensation, an increase in accounts payables of $431,000 relating to professional fees and other expenses, an increase in accrued salaries of $192,000 resulting from deferral of salaries by our management team, and changes in other assets and current liabilities which used $20,000 in cash.

Net Cash from Financing Activities

Net cash provided by our financing activities was $1,827,000 for the nine months ended September 30, 2010. During this period, we received $630,000 in loans from related parties and $1,367,000 from the sale and subscription of common stock. Immediately prior to the Merger, we made advances of $150,000 to stockholders. Pursuant to the terms of the Merger Agreement, we were also required to place $125,000 in restricted cash into an escrow account, $105,000 of which was released during the nine months ended September 30, 2010. The remaining escrowed funds were release during October 2010.

Liquidity and Capital Resources

We had unrestricted cash of $12,000 at September 30, 2010, and an additional $20,000 was released from restricted cash subsequent to September 30, 2010. We raised approximately $1,500,000 in a private placement of common stock conducted from November 2009 to March 2010 and are actively seeking to raise additional capital. As of September 30, 2010 we had $830,000 in notes payable and debentures payable to related parties, which mature on the earlier of a minimum financing of $10,000,000 or January 31, 2011. Ampio issued notes payable of $1,073,000 in exchange for cash subsequent to September 30, 2010. Additional loans from our stockholders and others may be a source of short-term liquidity. However, there is currently no formal commitment from our stockholders or anyone else to provide additional short-term financing. In order to execute on our business plan, it will be necessary for us to raise additional capital.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Contractual Obligations

As condition of the Merger, Ampio and certain of its shareholders (the Guarantors) and the Chay Control Shareholders entered into a Securities Put and Guarantee Agreement, or the Put Agreement. The Put Agreement provides that if Ampio is not successful in obtaining a minimum of $5.0 million in financing, within 150 days after the closing of the Merger, the Chay Control Shareholders will have the right to put back to Ampio all of the Chay common stock then owned by the Chay Control Shareholders for a put price of $250,000, subject to adjustment. Under the Put Agreement, the Guarantors agreed to jointly guarantee the payment of the put price by DMI if the put right becomes exercisable in accordance with its terms. In addition, Ampio placed into escrow a cash deposit of $125,000 that will be paid to the Chay Control Shareholders in the event the put right becomes exercisable by its terms. The Chay Control Shareholders have since released the funds in escrow. If any amounts are paid to the Chay Control Shareholders in accordance with the escrow agreement, such payment will reduce the amount the Guarantors would be required to pay on exercise of the put right.

We entered into a clinical research agreement with a hospital and a physician investigator, (collectively, the Parties) effective April 1, 2010. Under the terms of the clinical research agreement, we agreed to fund and support a clinical trial to a minimum of $600,000, based up on a budget to be agreed upon by the Parties. We have paid an initial down payment of $50,000, however, the budget has not yet been determined. Clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties.

During August 2010, Ampio entered into employment agreements with two of its officers. Under the employment agreements, the officers are collectively entitled to receive $372,000 in annual salaries. Upon completion of a financing of $10,000,000 or more, the annual salaries will collectively increase to $575,000. The employment agreements have terms of three years.

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

The Company made no significant changes in its internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, these controls during the nine months ended September 30, 2010.

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

During November 2010, we closed the acquisition of BioSciences into escrow. The only condition to be satisfied for the closing of escrow is the registration of the 8,500,000 shares of our common stock to be issued to the BioSciences shareholders. BioSciences will simultaneously donate back to our capital an aggregate of 3,500,000 shares of our common stock issued to BioSciences in April 2009. Accordingly, we will issue a net of 5,000,000 shares of common stock to acquire BioSciences when the terms of the escrow have been satisfied.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/S/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer Date: November 15, 2010

By:	/S/ BRUCE G. MILLER
Bruce G. Miller Chief Financial Officer Date: November 15, 2010