Form 10-Q
period 2011-03-31
Ampio Pharmaceuticals, Inc.
filed 2011-05-13
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

As of May 13, 2011, there were 28,685,902 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2011

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

	Consolidated Statements of Operations for the three months ended March 31, 2011 (unaudited), the three months ended March 31, 2010 (unaudited), and the period from December 31, 2008 (inception) through March 31, 2011 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (unaudited), the three months ended March 31, 2010 (unaudited), and the period from December 31, 2008 (inception) through March 31, 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Removed and Reserved	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,558,669	$671,279
Prepaid expenses	124,486	60,534
Related party receivable	—	5,711

Total current assets	4,683,155	737,524

In-process research and development	7,500,000	—
Patents	500,000	—

	8,000,000	—

Total assets	$12,683,155	$737,524

Liabilities and Stockholders’ Equity (Deficit)

Accounts payable	$292,339	$464,453
Accrued salaries and other liabilities	512,687	526,733
Liability related to merger	574,000	—
Accrued interest	—	19,693
Related party payable	—	193,821
Senior convertible unsecured related party debentures	—	608,846
Senior unsecured mandatorily convertible debentures	—	2,133,743
Warrant derivative liability	633,062	398,671
Related party notes payable	—	400,000

Total current liabilities	2,012,088	4,745,960

Total liabilities	2,012,088	4,745,960

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Common Stock, par value $.0001 in 2011 and 2010; shares authorized - 100,000,000 shares in 2011 and 2010, shares issued and outstanding - 26,102,469 in 2011 and 17,107,036 in 2010	2,610	1,711
Additional paid-in capital	29,416,422	5,961,635

Issuances for promotion	—	(3,281)
Advances to stockholders	(150,183)	(150,183)
Deficit accumulated in the development stage	(18,597,782)	(9,818,318)

Total stockholders’ equity (deficit)	10,671,067	(4,008,436)

Total liabilities and stockholders’ equity (deficit)	$12,683,155	$737,524

The accompanying notes are an integral part of these financial statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	December 31, 2008 (inception) through March 31, 2011
Expenses
Research and development	$632,952	$337,834	$3,675,456
General and administrative	1,604,407	1,141,173	6,778,893

Total operating expenses	2,237,359	1,479,007	10,454,349

Other (expense) income
Interest income	130	312	2,036
Interest expense	(8,358)	(2,959)	(29,317)
Unrealized loss on fair value of debt instruments	(5,585,422)	—	(5,547,911)
Derivative expense	(948,455)	—	(2,316,226)

Total other (expense) income	(6,542,105)	(2,647)	(7,891,418)

Net loss	$(8,779,464)	$(1,481,654)	$(18,345,767)

Weighted average number of common shares outstanding	18,025,851	13,098,367

Basic and diluted net loss per common share	$(0.49)	$(0.11)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Receivable from	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage	(Deficit)
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock to founder in December 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition in March 2009	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003

Conversion of equity in reverse merger acquisition in March 2010	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(9,566,303)	(9,566,303)

Balance - December 31, 2010	—	—	17,107,036	1,711	—	5,961,635	(3,281)	(150,183)	(9,818,318)	(4,008,436)

Stock-based compensation (unaudited)	—	—	13,635	1	—	787,009	—	—	—	787,010
Issuance of common stock for services (unaudited)	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures (unaudited)	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued (unaudited)	—	—	1,714	—	—	3,000	—	—	—	3,000
Net exercise of options (unaudited)	—	—	20,880	2	—	—	—	—	—	2
Issuance of common stock in merger of DMI BioSciences, Inc. (unaudited)	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March, net of offering costs of $1,307,413 (unaudited)	—	—	2,509,447	251	—	5,388,611	—	—	—	5,388,862
Net loss (unaudited)									(8,779,464)	(8,779,464)

Balance - March 31, 2011 (unaudited)	—	$—	26,102,469	$2,610	$—	$29,416,422	$—	$(150,183)	$(18,597,782)	$10,671,067

The accompanying notes are an integral part of these financial statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	December 18, 2008 (inception) through March 31, 2011
Cash flows from operating activities:
Net loss	$(8,779,464)	$(1,481,654)	$(18,345,767)
Common stock issued for services	30,000	650,417	1,829,219
Stock-based compensation expense	760,291	—	2,057,374
Derivative expense	948,455	—	2,316,226
Unrealized loss on fair value of debt instruments	5,585,422	—	5,547,911
Adjustments to reconcile net loss to cash used in operating activities:
Decrease (increase) in prepaid expenses	(63,952)	(10,431)	(124,486)
Decrease (increase) in related party receivable	5,711	(2,536)	—
Increase (decrease) in related party payable	(84,032)	—	109,789
Increase (decrease) in accounts payable	(172,114)	133,521	292,339
Increase (decrease) in accrued salaries and other	(14,046)	52,707	512,687
Increase (decrease) in accrued interest payable	(2,745)	2,959	16,948

Net cash used in operating activities	(1,786,474)	(655,017)	(5,787,760)

Cash used in financing activities:
Proceeds from related party notes payable and debentures	382,000	—	2,593,000
Proceeds from sale of common stock	5,391,864	1,284,377	6,759,921
Proceeds from common stock subscribed	—	7,000	177,003
Proceeds from sales of series A preferred stock	—	—	1,115,020
Advances made to shareholders	—	(150,183)	(150,183)
Payment of liabilities assumed in asset purchase or merger	—	—	(48,515)
Payment of related party notes	(100,000)	—	(100,000)
Transfer of funds into escrow	—	(125,000)	—
Increase in cash from acquisition or merger	—	183	183

Net cash provided by financing activities	5,673,864	1,016,377	10,346,429

Net change in cash and cash equivalents	3,887,390	361,360	4,558,669
Cash and cash equivalents at beginning of period	671,279	71,983	—

Cash and cash equivalents at end of period	$4,558,669	$433,343	$4,558,669

Supplementary cash flow information:
Interest paid	$11,103	$—	$11,103
Income taxes paid	$—	$—	$—

Non cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$—	$48,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$170,003	$177,003
Stock based compensation expense	$—	$1,802,397	$1,802,500
Common stock issued for DMI BioScience, Inc. merger	$7,852,737	$—	$7,852,737
Conversion of debentures to common stock	$9,424,075	$—	$9,424,075
Warrant compensation from common stock offering costs	$422,657	$—	$422,657

The accompanying notes are an integral part of these financial statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (Ampio or the Company), formerly known as Chay Enterprises, Inc. (Chay), and its wholly owned subsidiaries, DMI Life Sciences, Inc. (Life Sciences), DMI Acquisition Corp. and DMI BioSciences, Inc. (BioSciences). These financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2010, which included all disclosures required by generally accepted accounting principles. The results of operations for the period ended March 31, 2011 are not necessarily indicative of expected operating results for the full year. Ampio is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products for metabolic disease, eye disease, kidney disease, inflammation and male sexual dysfunction.

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from BioSciences. Life Sciences issued 3,500,000 shares of its common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased from BioSciences. The assets Life Sciences acquired from BioSciences had a carrying value of zero, as BioSciences had expensed all of the research and development costs it incurred with respect to the intellectual property purchased by Life Sciences.

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

As a result of the Merger, Life Sciences became a wholly owned subsidiary of Chay. For accounting purposes, the Merger was treated as a reverse acquisition with Life Sciences as the acquirer and Chay as the acquired party. As a result, the business and financial information included in the report is the business and financial information of Life Sciences. The accumulated deficit of Chay has been included in additional paid-in capital. Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc.

On March 23, 2011, Ampio acquired BioSciences. Its principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 3 for terms of the merger.

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

Cash and Cash Equivalents

Ampio considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market investments. Ampio’s investment policy is to preserve principal and maintain liquidity and its primary investments are currently in money market funds.

Patents

Costs of establishing patents consisting of legal fees paid to third parties are expensed as incurred. The value ($500,000) of the Zertane patents acquired in connection with the March 2011 acquisition of BioSciences will be amortized over the remaining U.S. patent lives of approximately 11 years.

In-Process Research and Development

Ampio allocated $7,500,000 of the BioSciences purchase price to in-process research and development. In-process research and development will be evaluated as to its future development potential or expensed if abandoned. We will periodically assess the fair value of the in-process research and development and recognize an impairment if the carrying value exceeds the fair value.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of in-process research and development, patents, warrant derivative liability, hybrid debt instruments, valuation allowances, deferred income tax assets and stock-based compensation. Actual results could differ from these estimates.

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 4 – Short Term Debt/Debenture Conversion.

Income Taxes

Ampio uses the liability method for accounting for income taxes. Under this method, Ampio recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Ampio establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization. In that we are a development stage company and it is more likely than not that deferred taxes will not be realized, a full valuation allowance has been provided.

Net Loss per Common Share

Basic and diluted loss per share was the same for all periods presented. Although there were common stock equivalents of 4,000,026 shares outstanding at March 31, 2011, consisting of stock options and warrants, the common stock equivalents were not included in the calculation of net loss per share because they would have been anti-dilutive. There were no common stock equivalents outstanding at March 31, 2010.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Note 3 – Acquisition of DMI BioSciences

On March 23, 2011, Ampio acquired all of the outstanding stock of BioSciences for 8,667,905 shares of Ampio common stock, or the “merger stock.” Ampio acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for PE. The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock pro-rata, subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed, or will agree, not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011 or, in the case of executive officers or directors of BioSciences and executive officers of Ampio, until February 29, 2012. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement.

As a component of the purchase price, Ampio recorded a liability of $574,000 to reflect the potential settlement with three “in-the-money” option holders that threatened litigation to have their BioSciences options carried over versus being issued Ampio stock in exchange for these options. The dispute involves 263,000 options that were converted to 98,416 shares of Ampio common stock. The liability is estimated based on a fair value calculation of the difference between the Ampio stock trading price and the value of Ampio options using the Black-Sholes option price model with an exercise price of $0.90. A verbal agreement was reached to settle the dispute on May 5, 2011. See Note 11 – Subsequent Events.

The following table summarizes the amounts of estimated fair value of net assets acquired at the acquisition date:

Notes receivable from Ampio	$300,000
Non-interest bearing advances and accrued interest receivable from Ampio	127,000
In-process research and development	7,500,000
Patents	500,000
Liabilities	(574,000)

$7,853,000

BioSciences had Net Operating Loss (NOL) carryforwards for federal and state income tax purposes of approximately $11,200,000 which expire from 2016 through 2030. Under the provisions of the Internal Revenue Code, substantial changes in BioSciences ownership may result in limitations on the amount of the NOL carryforwards which can be utilized in future years. Ampio provided a full valuation allowance against BioSciences’ $4,600,000 deferred tax asset (primarily associated with the NOL carryforwards), based on the weight of available evidence, both positive and negative, which indicated that it is more likely than not that such benefits will not be realized.

Note 4 – Short Term Debt / Debenture Conversion

Related Party Notes Payable

As of December 31, 2010, Ampio had $300,000 in related party notes payable to BioSciences, Inc. (BioSciences) and $100,000 to a director. The related party notes payable and accrued interest owed to BioSciences were eliminated in consolidation subsequent to the acquisition of BioSciences. The $100,000 related party notes payable to a director was repaid together with accrued interest of $8,219 on March 31, 2011.

Senior Convertible Unsecured Related Party Debentures

On February 28, 2011, the holders of the Senior Convertible Unsecured Debentures with related parties (the Related Party Debentures) converted principal and accrued interest receivable of $430,000 and $18,102, respectively, into 256,058 shares of common stock a $1.75 per share.

Ampio issued additional warrants in the first quarter of 2011 to purchase 2,069 shares of common stock in connection with the accrued interest associated with the Related Party Debentures. The warrants expire on December 31, 2013. The exercise price became fixed at $1.75 per share on March 31, 2011. The warrants are subject to adjustment for recapitalization events. The warrants are described more fully in Note 8 – Common Stock.

Senior Unsecured Mandatorily Redeemable Debentures

Ampio issued Senior Unsecured Mandatorily Redeemable Debentures (the Redeemable Debentures) with a face value of $382,000 between January 20, 2011 and January 31, 2011 on the same terms as the Redeemable Debentures with a face value of $1,381,000 issued between October 22, 2010 and December 29, 2010. The holders of the Redeemable Debentures converted principal and accrued interest totaling $1,763,000 and $32,146, respectively into 1,025,794 shares of common stock on February 28, 2011.

Ampio issued additional warrants to purchase 43,657 shares of common stock in connection with the sale of Redeemable Debentures in January 2011. Ampio also issued warrants to purchase 3,674 shares of common stock in satisfaction of the accrued interest on the Redeemable Debentures issued in 2010 and 2011. The warrants issued in connection with the Redeemable Debentures have an expiration date of December 31, 2013. The exercise price of the warrants has been set at $1.75. The warrants are subject to adjustment for recapitalization events. The warrants are described more fully in Note 8 – Common Stock.

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

GAAP provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, Ampio elected the alternative and recorded the Senior Convertible Debentures at fair value.

Ampio also concluded that the Warrants, which are derivatives by definition, did not meet the principal exemption to liability classification and measurement. Generally, freestanding financial instruments such as the Warrants that are both indexed to a company’s own stock and classified in stockholders’ equity under certain conditions are exempt from derivative classification and measurement standards. The Warrants did not meet the definition of indexed to a company’s own stock on the inception date because the exercise price was subject to adjustment. The Warrants also did not meet all of the eight conditions for classification in stockholders’ equity. Accordingly, the Warrants are classified as a liability and subject to the classification and measurement standards for derivative financial instruments.

The following table reflects the allocation of the tranche of Redeemable Debentures and related warrants purchased in January, 2011 and the warrants issued in February 2011 in connection with accrued interest on the Related Party Debentures and the Redeemable Debentures:

	Redeemable Debentures (a)	Accrued Interest (b)
Purchase price allocation
Hybrid debt instruments	$1,096,064	—
Warrants	211,073	233,933
Derivative loss, included in derivative expense	(925,137)	(233,933)

	$382,000	$—

Notes:

(a)	Issuance dates were between January 20 and January 31, 2011.
(b)	Issuance date was February 28, 2011.

Note 5 - Derivative Financial Instruments

The components of warrant derivative liability as reflected in the balance sheet as of March 31, 2011:

	Warrant Shares	Fair Value
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$129,966
Tranche 2 - October 22, 2010-October 29, 2010	24,625	59,931
Tranche 3 - November 12, 2010-November 29, 2010	122,968	300,064
Tranche 4 - December 13, 2010-December 29, 2010	13,686	33,711
Tranche 5 - January 20, 2011-January 31, 2011	43,895	109,390

	256,389	$633,062

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

Since derivative financial instruments are initially and subsequently carried at fair value, Ampio’s income will reflect the volatility in these estimates and assumption changes.

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with hybrid debt instruments recorded at fair value by type of financing for the three months ended March 31, 2011:

Warrants (dates corresponding to financing)
Tranche 1 - August 10, 2010	$81,209
Tranche 2 - October 22, 2010-October 29, 2010	5,946
Tranche 3 - November 12, 2010-November 29, 2010	28,715
Tranche 4 - December 13, 2010-December 29, 2010	9,131
Tranche 5 - January 20, 2011-January 31, 2011	(101,683)

23,318

Day-one derivative expense:
Tranche 5 - January 20, 2011-January 31, 2011	925,137

$948,455

The following table summarizes the effects of Ampio’s unrealized loss associated with hybrid financial instruments recorded at fair value by type for the three months ended March 31, 2011:

Tranche 1 - August 10, 2010	$1,245,707
Tranche 2 - October 22, 2010-October 29, 2010	578,744
Tranche 3 - November 12, 2010-November 29, 2010	2,901,987
Tranche 4 - December 13, 2010-December 29, 2010	330,829
Tranche 5 - January 20, 2011-January 31, 2011	528,155

$5,585,422

The following table summarizes activity in the warrant liability during the three months ended March 31, 2011:

Balance December 31, 2010	$398,671

Day-one derivative expense related to warrants in tranche 5 - January 20, 2011 - January 31, 2011 of hybrid financing	211,073
Increase in fair value of 256,389 warrants	23,318

Balance March 31, 2011	$633,062

Note 6 – Fair Value Considerations

Ampio’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable, accrued salaries, accrued interest payable, related party payable, related party notes payable, senior convertible unsecured related party debentures, senior unsecured mandatorily convertible debentures (hybrid debt instruments, which include embedded derivative features) and warrant derivative liability. The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued salaries, accrued interest payable, related party payable, and related party notes payable approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

Ampio generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, Ampio has entered into certain other financial instruments and contracts, such as Ampio’s secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by GAAP, these instruments are required to be carried as derivative liabilities, at fair value, in Ampio’s financial statements. However, Ampio may elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. Ampio believes that fair value measurement of the hybrid convertible debenture financing arrangements provide a more meaningful presentation. See Note 5 – Derivative Financial Instruments for additional information about derivative financial instruments.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Ampio. Unobservable inputs are inputs the reflect Ampio’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to us at the measurement date for identical assets or liabilities;

Level 2:	Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

Ampio’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Ampio’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date on which the event or change in circumstances caused the transfer.

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2011
ASSETS
Money market funds (included in cash and cash equivalents)	$3,783,716	$—	$—	$3,783,716

LIABILITIES
Warrant derivative liabilities	—	—	633,062	633,062

December 31, 2010
ASSETS
Money market fund (included in cash and cash equivalents)	$168,876	$—	$—	$168,876

LIABILITIES
Hybrid debt instruments	—	—	2,133,743	2,133,743
Warrant derivative liabilities	—	—	398,671	398,671

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of March 31, 2011:

Exercise price	$1.75
Volatility	205%
Equivalent term (years)	2.37 - 2.82
Risk-free interest rate	1.29%

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of the inception dates:

Exercise price	$1.75
Volatility	205%
Equivalent term (years)	2.47 - 2.92
Risk-free interest rate	1.29%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Insturments
	2011	2010
Balance as of January 1	$(3,141,260)	$—
Total losses (realized or unrealized)
Included in earnings	(6,533,877)
Debenture conversions	9,424,075
Debenture issuances	(382,000)

Balance as of March 31	$(633,062)	$—

Note 7 – Commitments and Contingencies

Ampio entered into a clinical research agreement with a hospital and a physician investigator, (collectively, the Parties) effective April 1, 2010. Under the terms of the clinical research agreement, Ampio agreed to fund and support a clinical trial to a minimum of $657,000 based up on a budget to be agreed upon by the Parties. Ampio has made payments to the hospital of $100,000 through March 31, 2011. The clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties. In conjunction with the clinical trial, Ampio entered into a master services agreement with a pharmaceutical contract research organization to provide data management and statistical services for a total of $134,415, of which Ampio paid $12,500 in 2010 and $10,087 in the three months ended March 31, 2011.

Ampio entered into clinical research agreements to begin clinical trials in Australia. Ampio has agreed to contracts calling for total payments of $80,350 of which $23,584 had been paid at March 31, 2011.

During August 2010, Ampio entered into employment agreements with three of its officers. Under the employment agreements, the officers are collectively entitled to receive $571,000 in annual salaries. Upon completion of a financing of $5,000,000 or more, the annual salaries will collectively increase to $825,000. With the completion of the private placement as indicated in Notes 8 and 11, these salaries were increased effective April 1, 2011. The employment agreements have terms of three years.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days notice. Obligations under the Sponsored Research Agreement are as follows:

2011	$197,813
2012	263,750
2013	263,750
2014	175,833

$901,146

Ampio leases its offices under a non-cancellable operating lease expiring in 2011. The remaining obligation under this non-cancellable operating lease is $17,956.

Note 8 – Common Stock

Capital Stock

At March 31, 2011 and December 31, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

Private Placement Offering

On March 31, 2011, Ampio closed the first round of a private placement of its common stock. A total of 2,509,447 shares of common stock were issued on March 31, 2011, resulting in gross proceeds of $6,273,618, of which the Company received net proceeds of $5,388,862, after placement agent commissions, non-accountable expenses and other offering costs. The placement agent also received 250,944 warrants in connection with the closing valued at $422,657 which amount has been included in total offering costs in the statement of change in stockholders’ equity (deficit). See Note 11 - Subsequent Events regarding the April 2011 completion of the private placement offering.

Capital Transactions

Life Sciences issued 1,080,000 shares of Common Stock to its founder in December 2008 at a value of $.001 per share.

Life Sciences issued 3,500,000 shares of Common Stock to BioSciences in April 2009 in connection with an Asset Purchase Agreement. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements. While Life Sciences valued those assets in excess of $300,000, for financial reporting purposes the assets and liabilities have been recorded at predecessor cost. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder. The note payable was converted into 163,934 shares of Series A preferred stock at a value of $1.22 per share.

Life Sciences issued 7,350,000 shares of restricted Common Stock to its directors, officers and employees in exchange for $7,350 in cash in April 2009. The restricted common stock is subject to vesting as set forth below under Restricted Common Stock.

Life Sciences issued 913,930 shares of Series A Preferred Stock in April and May 2009 in exchange for $1,115,020 in cash.

Life Sciences received $170,003 in December 2009 in connection with a private placement for the purchase of 97,144 shares of common stock. Life Sciences had not issued the shares as of December 31, 2009 and therefore recorded the proceeds as a liability. The shares were issued in 2010.

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

As further discussed in Note 3 – Acquisition of DMI BioSciences, 8,667,905 shares of Ampio common stock were issued on March 23, 2011. At that time, the 3,500,000 shares issued in April, 2009 to BioSciences in connection with the asset purchase were surrendered back to Ampio for cancellation.

Restricted Common Stock

Total shares of 7,350,000 owned by Ampio’s employees are restricted. One third of the restricted shares vested on the date of grant, April 17, 2009. The remaining two thirds vest on a monthly basis between the first and second anniversaries of the date of grant. Vesting is subject to acceleration upon achieving certain milestones. See Note 11 - Subsequent Events.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. During August of 2010, the number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents, was increased from 2,500,000 to 4,500,000. Ampio granted options to purchase 2,930,000 shares in August of 2010, of which 1,820,000 vested immediately, and the remaining 1,110,000 options vest annually over two years. During the three months ended March 31, 2011, an additional 375,000 options were issued, all of which vested immediately.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the three months ended March 31, 2011 using the following assumptions:

Expected volatility	73%
Risk free interest rate	2.24%
Expected term (years)	5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	2,930,000	$1.13
Granted	375,000	$2.47
Exercised	(25,000)	$1.03
Issued in connection with BioSciences merger	212,693	$2.24

Outstanding at March 31, 2011	3,492,693	$1.34	6.69

Exercisable at March 31, 2011	2,382,693	$1.49	6.69

The weighted average grant date fair value of options was $1.34. Ampio recognized stock-based compensation expense of $760,291 related to stock options during the three months ended March 31, 2011 and $2,057,374 from Inception to March 31, 2011. As of March 31, 2011, Ampio had $488,865 of unrecognized compensation costs from options granted under the plan to be recognized over a weighted average remaining period of 1.37 years.

Warrants

The 250,944 warrants issued in connection with the common stock financing were valued at $422,657 using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Since the expected life of five years was significantly longer than Ampio’s stock trading history, Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of the warrant inception date (March 31, 2011):

Exercise price	$1.75
Volatility	73%
Equivalent term (years)	5.00
Risk-free interest rate	2.24%

Ampio issued warrants in 2011 in conjunction with its Redeemable Debentures and with the Private Placement as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.750
Warrants issued to Debenture holders	49,416	$1.750
Warrants issued in connection with Private Placement	250,944	$3.125

Outstanding March 31, 2011	507,333	$2.430	3.87

The exercise price of the warrants associated with Related Party Debentures and the Redeemable Debentures was fixed at $1.75 per share. The warrants expire on December 31, 2013.

The Warrants issued to Debenture holders in the three months ended March 31, 2011 were associated with the $382,000 January 2011 tranche of Redeemable Debentures and in conjunction with accrued interest.

The Warrants issued in connection with Private Placement were part of the offering costs associated with the sale of Common Stock in the three months ended March 31, 2011 and were issued with a $3.125 exercise price.

Note 9– Stock-Based Compensation

Stock-based compensation related to common stock issued to third party vendors in exchange for services was included in general and administrative expenses in the statement of operations as set forth in the table below. The common stock was recorded at its fair value at the dates Ampio became obligated to issue the shares, and is recognized as expense as the services are provided. Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2011 and 2010:

	2011	2010
Research and development expenses
Stock options	$57,000	$—
General and administrative expenses
Common stock issued for services	30,000	650,000
Stock options	703,000

	$790,000	$650,000

Note 10 – Related Party Transactions

In April 2009, Life Sciences (Ampio) issued 3,500,000 shares of its common stock to BioSciences, in connection with Life Sciences’ purchase of certain of BioSciences’ assets. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder, Michael Macaluso. The 3,500,000 shares of Life Sciences (Ampio) common stock were surrendered to Ampio by BioSciences in connection with the BioSciences merger.

As of December 31, 2009, Life Sciences had $100,000 in notes payable to Mike Macaluso, Life Sciences’ founder, and $100,000 payable to BioSciences. The related party notes payable are unsecured, bear interest at 6% and initially were to mature on April 30, 2010. These notes were extended through September 2, 2010, and additional borrowings of $200,000 were made by Ampio from BioSciences in the three months ended June 30, 2010, bringing the total amount owed by Ampio to BioSciences to $300,000. The note evidencing the foregoing borrowing from Mr. Macaluso was paid in conjunction with the closing of the private placement on March 31, 2011 as discussed in Note 8 - Private Placement Offering. The $300,000 owed to BioSciences was eliminated with the merger in the three months ended March 31, 2011.

In October and November 2010, Ampio borrowed $215,971 from BioSciences in non interest bearing advances. As of December 31, 2010, non-interest bearing advances from BioSciences totaled $193,821. This amount was eliminated with the merger in the three months ended March 31, 2011.

Ampio has license agreements with the Institute for Molecular Medicine, Inc. a nonprofit research organization founded by Dr. Bar-Or, who also serves as its executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to the Institute for Molecular Medicine, Inc. under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $42,901 during the three months ended March 31, 2011 and $9,554 in the three months ended March 31, 2010 in legal and patent fees to maintain the intellectual property of the Institute for Molecular Medicine, Inc.

Immediately prior to the merger, Chay accepted subscriptions for an aggregate of 1,325,000 share of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. These shares were issued immediately before the closing of the Chay merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity.

Note 11 – Subsequent Events

In addition to the private placement round closed on March 31, 2011 as discussed in Note 8- Common Stock, Ampio closed two additional rounds of April 8 and April 18, 2011 for total gross proceeds, including the March 31, 2011 closing, of $12,732,200 from sale of 5,092,880 shares of common stock. Commissions and non-accountable expenses to the placement agent were $1,400,542 and with total estimated additional offering costs, Ampio received net proceeds of approximately $10,900,000. In addition, Ampio issued 258,344 additional placement agent warrants which are exercisable for a period through March 31, 2016 at an exercise price of $3.125.

On April 23, 2011, the Ampio Board of Directors approved the acceleration of vesting of the remaining one-third of the 7,350,000 restricted common stock shares pursuant to the achievement of defined milestones.

Subsequent to March 31, 2011, under the terms of an employment agreement with the Chief Financial Officer, Ampio agreed to issue options to purchase 100,000 shares of common stock at an exercise price of $2.50 per share, half of which vest immediately with the remaining vesting in one year.

On May 5, 2011 an option holder in BioSciences and Ampio met and reached a tentative verbal understanding under which Ampio will issue, upon execution of a written settlement agreement, 263,000 options to three option holders in exchange for 98,416 shares of Ampio common stock that were issued to the option holders pursuant to the terms of the merger agreement. (See Note 3) The parties have now exchanged forms of written settlement agreements, but significant differences remain between such forms. Accordingly, there can be no assurance that the prior verbal understanding will be reduced to writing. If no written agreement is executed, the Company believes that litigation with the three option holder is likely. While the outcome of any such litigation is currently not ascertainable, the Company believes it has meritorious defenses to potential claims by the option holders and will defend itself vigorously. The Company believes that neither this dispute, nor its ultimate outcome, will have any material adverse effect on its business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceutical Inc.’s historical financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011.

Background

We are a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation diseases and male sexual dysfunction. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on our intellectual property that includes assigned patents, pending patent applications, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repositioned drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

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

In March 2010, Life Sciences was merged with a subsidiary of Chay Enterprises, Inc., a publicly-traded company then traded on the OTC Bulletin Board. Chay Enterprises had minimal operations prior to the time of this merger, and like similar entities was referred to as a public shell. As a result of this merger, Life Sciences shareholders became the controlling shareholders of Chay Enterprises and the former sole officer and director of Chay Enterprises appointed a majority of our current management team to their present positions. We were reincorporated in Delaware at that time as Ampio Pharmaceuticals, Inc. and commenced trading on the OTC Bulletin Board as Ampio Pharmaceuticals, Inc. in late March 2010.

Recent Developments

On March 23, 2011, we closed the BioSciences acquisition, through which we obtained the rights to BioSciences’ sole product, Zertane, which treats male sexual dysfunction for premature ejaculation, or PE. We acquired BioSciences in exchange for 8,667,905 shares of Ampio common stock, or the “merger stock.” The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, we issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock pro rata, subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed, or will agree, not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011 or, in the case of executive officers or directors of BioSciences and executive officers of Ampio, until February 29, 2012. As required by the merger agreement, at the closing BioSciences donated back to our capital 3,500,000 shares of our common stock formerly owned by BioSciences. We separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement. As required by the Merger Agreement, BioSciences donated back to the capital of Ampio at the effective time an aggregate of 3,500,000 shares of Ampio common stock formerly owned by BioSciences.

On February 28, 2011, we issued an aggregate of 1,281,852 shares of our common stock in retirement of the convertible debentures issued to 21 holders of such debentures. The convertible debentures were issued in three tranches. The first tranche consisted of $430,000 in principal amount issued in August 2010 to two directors and an affiliate of one of those directors. The second tranche consisted of $1.38 million in principal amount issued in November 2010 to 19 unaffiliated holders (seven of whom were already our shareholders), and the third tranche in January 2011 was an increase of $382,000 in principal amount of debentures purchased by five holders who originally purchased debentures in November 2010. The principal amount of the debentures and accrued interest were converted into our common stock at $1.75 per share. Debentures held by two directors and an affiliate of one director were converted on the same terms as debentures held by unaffiliated parties. The debenture holders were collectively issued warrants to purchase 256,389 shares of our common stock as additional consideration for the purchase of the debentures. Those warrants are exercisable at $1.75 per share.

We closed the sale of an aggregate of 5,092,880 shares of our common stock in private placements at three closings in March and April, 2011. We received net proceeds of $10.9 million after placement agent commissions, a non-accountable expense allowance, and other offering expenses. We expect these net proceeds will be sufficient to fund our current operations into the fourth quarter of 2012. We currently intend to use the net proceeds to fund preliminary commercialization efforts related to Zertane, to fund clinical trials for Optina and Ampion, to fund sponsored research on our behalf by Trauma Research, LLC, a related party (“TRLLC”), to maintain and obtain intellectual property protection, and for general and administrative expenses. We applied a portion of the placement proceeds in March and April 2011 to pay accrued expenses, to pay accrued salaries owed to certain of our officers, to reduce accounts payable, and to repay a $100,000 promissory note to Michael Macaluso, our chairman of the board. Pending our use of the placement proceeds, we have invested such proceeds in short-term money market funds.

Known Trends or Future Events

We have not generated any revenues and have therefore incurred significant net losses since our inception in December 2008. The assets we purchased from BioSciences in April 2009 did generate minimal revenues prior to their acquisition. Unless we secure a collaborator for one or more of our product candidates and generate license revenues, we will need additional capital in order to continue to implement our business strategy. Although we have raised capital in the past and raised net proceeds of $10.9 million through the sale of common stock in March and April of 2011, we cannot assure you that we will secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. We do not currently have any such agreements in effect.

Results of Operations – March 31, 2011 Compared to March 31, 2010

Results of operations for the three months ended March 31, 2011 (the “2011 period”) and the three months ended March 31, 2010 (the “2010 period”) reflected losses of $8,779,000 and $1,482,000, respectively.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation	57,000	—
Patent costs	131,000	65,000
Labor	225,000	207,000
Clinical trials and sponsored research	211,000	—
Consultants	9,000	30,000
All other	—	36,000

	$633,000	$338,000

The $295,000, or 87.3%, increase in expenses from the 2010 period to the 2011 period resulted primarily from the increase in clinical trials and sponsored research, which comprised 71.5% of the overall increase in such costs from the 2010 period to the 2011 period.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Stock-based compensation	$733,000	$650,000
Directors’ fees	96,000	—
Professional fees	347,000	291,000
Labor	289,000	135,000
Occupancy, travel and other	139,000	65,000

	$1,604,000	$1,141,000

General and administrative expenses increased by $463,000, or 40.6%, from the 2010 period to the 2011 period. That rise represented across-the-board increases in all categories of general and administrative costs, as we significantly expanded our operations on a period to period basis. A portion of the increase in professional fees was attributable to costs associated with the BioSciences merger, which was concluded in the 2011 period. . The increase in directors’ fees results from our adoption of a compensation plan in August, 2010 for our outside directors.

Derivative expense

We recorded $948,000 in derivative expense in the 2011 period in connection with our debentures and related warrants. We had no derivatives outstanding in the 2010 period. The expense relates to the fair value at inception of hybrid financial instruments (debentures and warrants) issued in 2011 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants during the first quarter of 2011.

Unrealized loss on fair value of debt instruments

We recorded $5,585,000 in unrealized loss on fair value of debt instruments. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February, 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 21, 2011.

Net Cash Used in Operating Activities

During the 2011 period, our operating activities used $1,786,000 in cash. The use of cash reflected an $8,779,000 net loss, non-cash charges of $790,000 for common stock issued for services and stock based compensation, and non-cash charges of $6,534,000 for derivative expense and unrealized loss on fair value of financial instruments. Net of these non-cash expenses, our operations used $1,455,000 in cash. We also used $331,000 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets.

Net Cash from Financing Activities

Net cash provided by our financing activities was $5,674,000 in the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $5,392,000 from the sale of common stock. We also repaid a $100,000 note to a director.

Liquidity and Capital Resources

Since the 2010 period, we have funded our operations primarily through sales of our equity and debt securities. We had $4,559,000 in cash on hand at March 31, 2011, reflecting the first closing of the placement which occurred on that date. In addition, we received proceeds from the sales of common stock of $5.4 million from the sale of common stock in April 2011. We expect our cash reserves to last into the fourth quarter of 2012 based on our currently planned level of operations. In order to continue to execute on our business plan, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. We cannot provide assurance that we will be able to raise capital or enter into licensing or collaboration agreements. Until we secure any licensing or collaboration agreements, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Recently Issued Accounting Pronouncements

Ampio has reviewed the accounting pronouncements up through Update No. 2011-03 and does not expect any of these updates to have a material impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. The Company has no need to hedge against any of the foregoing risks and therefore currently engages in no hedging activities.

Item 4T.	Controls and Procedures.

As previously noted in our 2010 Form 10-K filed on February 16, 2010, in Item 9A, Controls and Procedures - Management’s Annual Report on Internal Control over Financial Reporting, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. However, we concluded that the material weaknesses did not result in deficient financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are sufficient to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the 2011 period and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we believe our internal accounting controls over financial reporting were adequate, in order to further improve and enhance internal accounting controls over financial reporting and ultimately comply with applicable Sarbanes-Oxley requirements, the Company engaged a controller in January, 2011 and a Chief Financial Officer in early April, 2011 who is a Certified Public Accountant.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

On January 25, 2011, Ampio received an email from an option holder of BioSciences, in which he informed Ampio that the issuance of Ampio common stock in extinguishment of his BioSciences options may result in adverse tax consequences to him. The email included an unspecified statement of intent to litigate the issue. Ampio believes the issuance of Ampio common stock in extinguishment of the BioSciences options was a specific objective supported by the BioSciences board of directors in negotiating the merger agreement, as amended. Thereafter, the option holder asserted different bases upon which he believed he was treated inequitably by having his BioSciences options extinguished in exchange for Ampio common stock, and reiterated his intent to litigate this issue. The Company is informed that two additional option holders concurred in the position taken by this option holder.

On May 5, 2011 the option holder and Ampio met and reached a tentative verbal understanding under which Ampio will issue, upon execution of a written settlement agreement, 263,000 options to the three option holders in exchange for the 98,416 shares of Ampio common stock that were issued to the option holders pursuant to the terms of the merger agreement. The parties have now exchanged forms of written settlement agreements, but significant differences remain between such forms. Accordingly, there can be no assurance that the prior verbal understanding will be reduced to writing. If no written agreement is executed, the Company believes that litigation with the three option holders is likely. While the outcome of any such litigation is currently not ascertainable, the Company believes it has meritorious defenses to potential claims by the option holders and will defend itself vigorously. The Company believes that neither this dispute, nor its ultimate outcome, will have any material adverse effect on its business.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2011 (the “S-1”). However, the Company continues to require additional capital, the receipt of which is not assured. We incorporate by reference the risk factors included in the S-1, SEC File No. 333-173589.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

The Company previously furnished the information required by Item 701 of Regulation S-K in the Form 8-K filed with the SEC on April 19, 2011 (the “Form 8-K”). The Company incorporates by reference herein the information included in Item 3.02 of the Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

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

AMPIO PHARMACEUTICALS, INC.

By:	/S/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer Date: May 13, 2011

By:	/S/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: May 13, 2011