Form 10-Q
period 2011-06-30
Ampio Pharmaceuticals, Inc.
filed 2011-08-12
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-35182	26-0179592
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

5445 DTC Parkway

Suite 925

Greenwood Village, Colorado 80111

(Address of principal executive offices, including zip code)

(720) 437-6500

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

As of August 12, 2011, there were 28,721,853 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2011

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 (unaudited), the three and six months ended June 30, 2010 (unaudited), and the period from December 31, 2008 (inception) through June 30, 2011 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (unaudited), the six months ended June 30, 2010 (unaudited), and the period from December 31, 2008 (inception) through June 30, 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		28

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,374,604	$671,279
Prepaid expenses	198,972	60,534
Related party receivable	—	5,711

Total current assets	8,573,576	737,524

Fixed assets, net of depreciation	38,343	—
In-process research and development	7,500,000	—
Patents, net of amortization	488,636	—
Deposits	37,000	—

	8,063,979	—

Total assets	$16,637,555	$737,524

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$568,854	$464,453
Accrued salaries and other liabilities	—	526,733
Accrued interest	—	19,693
Related party payable	—	193,821
Senior convertible unsecured related party debentures	—	608,846
Senior unsecured mandatorily convertible debentures	—	2,133,743
Warrant derivative liability	1,809,440	398,671
Related party notes payable	—	400,000

Total current liabilities	2,378,294	4,745,960

Total liabilities	2,378,294	4,745,960

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Common Stock, par value $.0001 in 2011 and 2010; shares authorized - 100,000,000 shares in 2011 and 2010, shares issued and outstanding - 28,621,044 in 2011 and 17,107,036 in 2010	2,862	1,711
Additional paid in capital	35,822,567	5,961,635

Issuances for promotion	—	(3,281)
Advances to stockholders	(150,183)	(150,183)
Deficit accumulated in the development stage	(21,415,985)	(9,818,318)

Total stockholders’ equity (deficit)	14,259,261	(4,008,436)

Total liabilities and stockholders’ equity	$16,637,555	$737,524

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		December 31, 2008 (inception) through
	2011	2010	2011	2010	June 30, 2011
Expenses
Research and development	$991,822	$415,451	$1,610,264	$715,134	$4,456,084
Research and development - related party (Note 7)	17,391	22,757	31,901	60,908	228,585
General and administrative	567,417	705,344	2,171,824	1,846,517	7,346,310

Total operating expenses	1,576,630	1,143,552	3,813,989	2,622,559	12,030,979

Other income (expense)
Interest income	2,069	266	2,199	578	4,105
Interest expense	—	(3,222)	(8,358)	(6,181)	(29,317)
Unrealized loss on fair value of debt instruments	—	—	(5,585,422)	—	(5,547,911)
Derivative expense	(1,243,642)	—	(2,192,097)	—	(3,559,868)

Total other (expense)	(1,241,573)	(2,956)	(7,783,678)	(5,603)	(9,132,991)

Net loss	$(2,818,203)	$(1,146,508)	$(11,597,667)	$(2,628,162)	$(21,163,970)

Weighted average number of common shares outstanding	28,284,445	17,069,849	23,183,487	15,456,332

Basic and diluted net loss per common share	$(0.10)	$(0.07)	$(0.50)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Receivable from	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage	(Deficit)
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—

Issuance of common stock to founder in December 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition in March 2009	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020

Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003

Conversion of equity in reverse merger acquisition in March 2010	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000

Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(9,566,303)	(9,566,303)

Balance - December 31, 2010	—	—	17,107,036	1,711	—	5,961,635	(3,281)	(150,183)	(9,818,318)	(4,008,436)

Stock-based compensation (unaudited)	—	—	13,635	1	—	977,395	—	—	—	977,396
Issuance of common stock for services (unaudited)	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures (unaudited)	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued (unaudited)	—	—	1,714	—	—	3,000	—	—	—	3,000
Net exercise of options (unaudited)	—	—	32,990	3	—	(3)	—	—	—	—

Issuance of common stock in merger of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged (unaudited)	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March, net of offering costs of $1,307,413 (unaudited)	—	—	2,509,447	251	—	5,388,611	—	—	—	5,388,862
Issuance of common stock in exchange for cash in April, net of offering costs of $1,396,915 (unaudited)	—	—	2,583,433	258	—	5,527,418	—	—	—	5,527,676
Options exercised			12,718	1	—	31,794				31,795
Warrants exercised			8,730	1	—	82,541				82,542
Shares received in exchange for options issued			(98,416)	(9)	—	574,009				574,000
Net loss (unaudited)									(11,597,667)	(11,597,667)

Balance - June 30, 2011 (unaudited)	—	$—	28,621,044	$2,862	$—	$35,822,567	$—	$(150,183)	$(21,415,985)	$14,259,261

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	December 18, 2008 (inception) through June 30, 2011
Cash flows from operating activities:
Net loss	$(11,597,667)	$(2,628,162)	$(21,163,970)
Depreciation and amortization expense	11,364	—	11,364
Common stock issued for services	30,000	1,013,542	1,829,219
Stock-based compensation expense	950,679	—	2,247,762
Derivative expense	2,192,097	—	3,559,868
Unrealized loss on fair value of debt instruments	5,585,422	—	5,547,911
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(138,438)	(42,487)	(198,972)
Decrease in related party receivable	5,711	23	—
Increase (decrease) in related party payable	(84,032)	—	109,789
Increase in accounts payable	104,401	277,789	568,854
Increase (decrease) in accrued salaries and other	(526,733)	122,962	—
Increase (decrease) in accrued interest payable	(2,745)	6,181	16,948

Net cash used in operating activities	(3,469,941)	(1,250,152)	(7,471,227)

Cash flow used in investing activities
Purchase of fixed assets	(38,343)	(2,423)	(38,343)
Deposits	(37,000)	—	(37,000)

Net cash used in investing activities	(75,343)	(2,423)	(75,343)

Cash provided (used) in financing activities:
Proceeds from related party notes payable and debentures	382,000	200,000	2,593,000
Proceeds from sale of common stock	12,782,273	1,359,627	14,150,330
Costs related to sale of common stock	(1,815,664)	—	(1,815,664)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A preferred stock	—	7,000	1,115,020
Advances made to stockholders	—	—	(150,183)
Payment of liabilities assumed in asset purchase	—	(150,183)	(48,515)
Payment of related party notes	(100,000)	—	(100,000)
Transfer of escrow funds, net	—	(105,000)	—
Increase in cash from acquisition	—	183	183

Net cash provided by financing activities	11,248,609	1,311,627	15,921,174

Net change in cash and cash equivalents	7,703,325	59,052	8,374,604
Cash and cash equivalents at beginning of period	671,279	71,983	—

Cash and cash equivalents at end of period	$8,374,604	$131,035	$8,374,604

Supplementary cash flow information:
Interest paid	$11,103	$—	$11,103
Income taxes paid	$—	$—	$—

Non-cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$—	$48,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$177,003	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$1,802,500	$1,802,500
Common stock issued for DMI BioSciences, Inc. merger	$7,852,737	$—	$7,852,737
Conversion of debentures to common stock	$9,424,075	$—	$9,424,075
Warrant compensation from common stock offering costs	$888,664	$—	$888,664
Merger liability - shares exchanged for options	$574,000	$—	$574,000

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (Ampio or the Company), formerly known as Chay Enterprises, Inc. (Chay), and its wholly owned subsidiaries, DMI Life Sciences, Inc. (Life Sciences), DMI Acquisition Corp. and DMI BioSciences, Inc. (BioSciences). These unaudited financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2010, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended June 30, 2011 are not necessarily indicative of expected operating results for the full year. Ampio is engaged in developing innovative, proprietary pharmaceutical drugs to treat metabolic disease, eye disease, kidney disease, inflammation and male sexual dysfunction.

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

As a result of the Merger, Life Sciences became a wholly owned subsidiary of Chay. For accounting purposes, the Merger was treated as a reverse acquisition with Life Sciences as the acquirer and Chay as the acquired party. Consequently, the business and financial information included in this report is the business and financial information of Life Sciences. The accumulated deficit of Chay has been included in additional paid-in capital. Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc.

On March 23, 2011, Ampio acquired BioSciences. Its principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 3 for terms of the Merger.

Ampio’s activities, being primarily research and development and raising capital, have not generated revenue to date. Ampio is considered to be a development stage company.

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

Fixed Assets

Fixed assets at June 30, 2011 are furniture and equipment purchases prior to occupancy of an office space in July, 2011. Fixed assets are recorded at cost and will be depreciated on the straight-line method over estimated useful lives, generally five years.

Patents

Costs of establishing patents consisting of legal fees paid to third parties are expensed as incurred. The estimated $500,000 fair value of the Zertane patents acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years beginning April 1, 2011. Amortization expense of $11,364 was recorded for the three months ended June 30, 2011.

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

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of in-process research and development, patents, warrant derivative liability, hybrid debt instruments, valuation allowances, deferred income tax assets and stock-based compensation. Actual results could differ from these estimates.

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

Income Taxes

Ampio uses the liability method for accounting for income taxes. Under this method, Ampio recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Ampio establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization. Ampio is a development stage company and it is more likely than not that deferred tax assets will not be realized, a full valuation allowance has been provided.

Net Loss per Common Share

Basic and diluted loss per share was the same for all periods presented. Although there were common stock equivalents of 4,552,267 shares outstanding at June 30, 2011, consisting of stock options and warrants, the common stock equivalents were not included in the calculation of net loss per share because they would have been anti-dilutive. There were no common stock equivalents outstanding at June 30, 2010.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant date fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred.

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

As a component of the purchase price, Ampio recorded a liability of $574,000 to reflect the potential settlement with three “in-the-money” option holders that threatened litigation to have their BioSciences options carried over versus being issued Ampio stock in exchange for these options. The dispute involved 263,000 options that were converted to 98,416 shares of Ampio common stock. The liability was estimated based on a fair value calculation of the difference between the Ampio stock trading price and the value of Ampio options using the Black-Scholes option price model with an exercise price of $0.90. On June 17, 2011 a formal agreement was executed whereby Ampio issued 223,024 stock options with an exercise price of $0.90 and an expiration date of February 22, 2014 in exchange for the 98,416 previously issued shares of Ampio stock. The $574,000 liability has been eliminated and credited to stockholders’ equity.

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

Note 4 – Short Term Debt / Debenture Conversion

Related Party Notes Payable

As of December 31, 2010, Ampio had $300,000 in related party notes payable to BioSciences, Inc. (BioSciences) and $100,000 to a director. The related party notes payable and accrued interest owed to BioSciences were eliminated in consolidation subsequent to the acquisition of BioSciences. The $100,000 related party note payable to a director was repaid together with accrued interest of $8,219 on March 31, 2011.

Senior Convertible Unsecured Related Party Debentures

On February 28, 2011, the holders of the Senior Convertible Unsecured Debentures with related parties (the Related Party Debentures) converted principal and accrued interest receivable of $430,000 and $18,102, respectively, into 256,058 shares of common stock at $1.75 per share.

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

Senior Unsecured Mandatorily Redeemable Debentures

Ampio issued Senior Unsecured Mandatorily Redeemable Debentures with a face value of $382,000 between January 20, 2011 and January 31, 2011. These Debentures were issued on the same terms as the Redeemable Debentures with a face value of $1,381,000 issued between October 22, 2010 and December 29, 2010. The holders of the Redeemable Debentures converted principal and accrued interest totaling $1,763,000 and $32,146, respectively into 1,025,794 shares of common stock on February 28, 2011.

Ampio issued additional warrants to purchase 43,673 shares of common stock in connection with the sale of Redeemable Debentures in January 2011. Ampio also issued warrants to purchase 3,674 shares of common stock in satisfaction of the accrued interest on the Redeemable Debentures issued in 2010 and 2011. The warrants issued in connection with the Redeemable Debentures have an expiration date of December 31, 2013. The exercise price of the warrants has been set at $1.75. The warrants are subject to adjustment for recapitalization events. On June 16, 2011 warrants to purchase 8,730 shares of common stock were exercised, resulting in proceeds of $15,288. The warrants are described more fully in Note 8 – Common Stock.

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

Ampio also concluded that the Warrants, which are derivatives by definition, did not meet the principal exemption for liability classification and measurement. Generally, freestanding financial instruments such as the Warrants that are both indexed to a company’s own stock and classified in stockholders’ equity under certain conditions are exempt from derivative classification and measurement standards. The Warrants did not meet the definition of indexed to a company’s own stock on the inception date because the exercise price was subject to adjustment. The Warrants also did not meet all of the eight conditions for classification in stockholders’ equity. Accordingly, the Warrants are classified as a liability and subject to the classification and measurement standards for derivative financial instruments.

The following table reflects the allocation of the tranche of Redeemable Debentures and related warrants purchased in January, 2011 and the warrants issued in February 2011 in connection with accrued interest on the Related Party Debentures and the Redeemable Debentures:

	Redeemable Debentures (a)	Accrued Interest (b)
Purchase price allocation
Hybrid debt instruments	$1,096,064	—
Warrants	211,073	233,933
Derivative loss, included in derivative expense	(925,137)	(233,933)

Face Value	$382,000	$—

Notes:

(a)	Issuance dates were between January 20 and January 31, 2011.
(b)	Issuance date was February 28, 2011.

Note 5 – Derivative Financial Instruments

The components of warrant derivative liability as reflected in the balance sheet as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Warrant Shares	Fair Value	Warrant Shares	Fair Value
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$370,632	21,500	$48,757
Tranche 2 - October 22, 2010-October 29, 2010	24,625	179,708	24,000	53,985
Tranche 3 - November 12, 2010-November 29, 2010	114,238	835,292	120,343	271,349
Tranche 4 - December 13, 2010-December 29, 2010	13,686	100,400	13,486	24,580
Tranche 5 - January 20, 2011-January 31, 2011	43,895	323,408	—	—

	247,659	$1,809,440	179,329	$398,671

Both the warrants and the conversion options embedded in the hybrid debt instruments were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, Ampio projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of Ampio’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair value, Ampio’s statement of operations will reflect the volatility in these estimates and assumption changes.

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with hybrid debt instruments recorded at fair value by type of financing for the three months and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$240,668	$321,875
Tranche 2 - October 22, 2010-October 29, 2010	119,777	125,723
Tranche 3 - November 12, 2010-November 29, 2010	602,490	631,205
Tranche 4 - December 13, 2010-December 29, 2010	66,689	75,820
Tranche 5 - January 20, 2011-January 31, 2011	214,018	112,335

	1,243,642	1,266,958

Day-one derivative expense:
Tranche 5 - January 20, 2011-January 31, 2011	—	925,139

	$1,243,642	$2,192,097

The following table summarizes the effects of Ampio’s unrealized loss associated with hybrid financial instruments recorded at fair value by type for the three months and six months ended June 30, 2011. All hybrid financial instruments were converted/eliminated in the first quarter of 2011 and, therefore, there are no ongoing charges.

Three and Six Months ended June 30, 2011
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

Ampio generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, Ampio has entered into certain other financial instruments and contracts, such as Ampio’s secured convertible debentures and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by GAAP, these instruments are required to be carried as derivative liabilities, at fair value, in Ampio’s financial statements. However, Ampio may elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. Ampio believes that fair value measurement of the hybrid convertible debenture financing arrangements provide a more meaningful presentation. See Note 5 – Derivative Financial Instruments for additional information about derivative financial instruments.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2011
ASSETS
Money market funds (included in cash and cash equivalents)	$8,262,001	$—	$—	$8,262,001

LIABILITIES
Warrant derivative liabilities	—	—	1,809,440	1,809,440

December 31, 2010
ASSETS
Money market fund (included in cash and cash equivalents)	$168,876	$—	$—	$168,876

LIABILITIES
Hybrid debt instruments	—	—	2,133,743	2,133,743
Warrant derivative liabilities	—	—	398,671	398,671

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of June 30, 2011:

Exercise price	$1.75
Volatility	191%
Equivalent term (years)	2.11 - 2.59
Risk-free interest rate	0.45% - 0.81%

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of the inception dates:

Exercise price	$1.75
Volatility	205%
Equivalent term (years)	2.47 - 2.92
Risk-free interest rate	0.80% - 1.29%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Insturments
	2011		2010
Balance as of December 31, 2010	$(3,141,260)	(a)	$—
Total losses (realized or unrealized):
Included in earnings	(7,777,517)
Debenture conversions	9,424,075
Debenture issuances	(382,000)
Warrant exercises	67,262

Balance as of June 30, 2011	$(1,809,440)	(b)	$—

Notes:

(a)	Includes debentures and warrant derivative liabilities
(b)	Warrant derivative liability

Note 7 – Commitments and Contingencies

Ampio entered into a clinical research agreement with a hospital and a physician investigator, (collectively, the Parties) effective April 1, 2010. Under the terms of the clinical research agreement, Ampio agreed to fund and support a clinical trial to a minimum of $657,000 based up on a budget agreed upon by the Parties. Ampio has made payments to the hospital of $102,500 through June 30, 2011. The clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties. In conjunction with the clinical trial, Ampio entered into a master services agreement with a pharmaceutical contract research organization to provide data management and statistical services for a total of $134,415, of which Ampio paid $12,500 in 2010 and $17,246 in the six months, ended June 30, 2011.

Ampio entered into clinical research agreements to begin clinical trials in Australia. Ampio has agreed to contracts calling for total payments of $80,350 of which $75,100 had been paid at June 30, 2011.

During August 2010, Ampio entered into employment agreements with three of its officers. Under the employment agreements, the officers are collectively entitled to receive $571,000 in annual salaries. With the completion of the private placement as indicated in Note 8, these salaries were increased to $825,000 effective April 1, 2011. The employment agreements have terms of three years.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC (TRLLC), a related party, in September 2009. The Sponsored Research Agreement may be terminated without cause by either party with a 180 day notice. Under the terms of the Sponsored Research Agreement, Ampio paid for leased equipment used by TRLLC through January 2011. Ampio also reimburses TRLLC for miscellaneous third party expenses it incurs on behalf of Ampio. The payments for reimbursements and equipment leases were $17,391 and $22,757 for the three months ended June 30, 2011 and 2010, respectively, and $31,901 and $60,908 for the six months ended June 30, 2011 and 2010, respectively. Additionally, Ampio is obligated to provide its employees to work with TRLLC on the sponsored projects. Ampio pays all salaries and benefits related to these employees. Ampio personnel obligations under the Sponsored Research Agreement are as follows:

2011	$131,875
2012	263,750
2013	263,750
2014	175,833

$835,208

On May 20, 2011 Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of June 30, 2011, the remaining obligation under this lease is $303,654.

Note 8 – Common Stock

Capital Stock

At June 30, 2011 and December 31, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

Private Placement Offering

On March 31, 2011, Ampio closed the first round of a private placement of its common stock. A total of 2,509,447 shares of common stock were issued on March 31, 2011, resulting in gross proceeds of $6,273,618, of which the Company received net proceeds of $5,388,862, after placement agent commissions, non-accountable expenses and other offering costs. The placement agent also received 250,945 warrants valued at $422,657 in connection with the closing, which amount has been included in total offering costs in the statement of change in stockholders’ equity (deficit).

On April 8 and April 18, 2011 two additional rounds of the private placement were closed for total gross proceeds of $6,458,582 from the sale of 2,583,433 shares of common stock. After placement agent commissions, non-accountable expenses and other offering costs, Ampio received net proceeds of $5,527,676. The placement agent also received 258,343 warrants valued at $466,007 in connection with the closings, which amount has been included in total offering costs in the statement of changes in stockholders’ equity (deficit).

Ampio raised a total of $12,732,200 from the private placement sale of 5,092,880 shares in March and April, 2011.

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

Life Sciences issued 7,350,000 shares of restricted Common Stock to its directors, officers and employees in exchange for $7,350 in cash in April 2009. The restricted common stock was subject to vesting criteria, now met, as set forth below under Restricted Common Stock.

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

Ampio issued 1,030,000 shares of common stock in January, February and March 2010 in exchange for services. The shares were recorded at their fair value, $1.75 per share or $1,802,500. Ampio recorded $1,799,219 as expense in 2010. The remaining $3,281 was reflected as a deferred charge in stockholders’ equity at December 31, 2010, and was recognized into expense as the services were provided in the first quarter of 2011.

As further discussed in Note 3 – Acquisition of DMI BioSciences, 8,667,905 shares of Ampio common stock were issued on March 23, 2011. At that time, the 3,500,000 shares issued in April, 2009 to BioSciences in connection with the asset purchase were surrendered back to Ampio for cancellation.

Restricted Common Stock

Total shares of 7,350,000 owned by Ampio’s employees are no longer restricted. One-third of the restricted shares vested on the grant date of April 17, 2009 and one-third vested on April 17, 2011. On April 23, 2011 the Ampio Board of Directors approved the acceleration of vesting of the remaining one-third, pursuant to the achievement of defined milestones. All 7,350,000 shares are, however, subject to a lock-up agreement which expires February 28, 2012.

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

In April, 2011, the Chief Financial Officer was issued 100,000 stock options at an exercise price of $2.50, half of which vested immediately, with the remaining vesting in one year. One additional employee grant of 10,000 shares was also issued in April at $2.90, vesting in one year.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the six months ended June 30, 2011 using the following assumptions:

Expected volatility	73%
Risk free interest rate	2.24%
Expected term (years)	5.00 – 5.50
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	2,930,000	$1.13
Granted	485,000	$2.48
Exercised	(55,397)	$1.85
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding at June 30, 2011	3,795,320	$1.33	8.39

Exercisable at June 30, 2011	2,625,320	$1.45	8.22

Ampio recognized stock-based compensation expense of $190,386 and $950,677 related to stock options during the three months and six months ended June 30, 2011, respectively. As of June 30, 2011, Ampio had $472,258 of unrecognized compensation costs from options granted under the plan to be recognized over a weighted average remaining period of 0.63 years.

Warrants

The 258,343 and 250,945 warrants issued in connection with the common stock private placement offering closings in April and March, 2011 were valued at $466,007 and $422,657, respectively, using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Since the expected life of five years was significantly longer than Ampio’s stock trading history, Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Exercise price	$3.125
Volatility	73%
Equivalent term (years)	5
Risk-free interest rate	2.2%

Ampio issued warrants in 2011 in conjunction with its Redeemable Debentures and with the Private Placement as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(8,730)	($1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding June 30, 2011	756,947	$2.68	4.25

The exercise price of the warrants associated with Related Party Debentures and the Redeemable Debentures was fixed at $1.75 per share. The warrants expire on December 31, 2013. The warrants issued to Debenture holders in the three months ended March 31, 2011 were associated with the $382,000 January 2011 tranche of Redeemable Debentures and in conjunction with accrued interest.

The warrants issued in connection with the Private Placement were part of the offering costs associated with the sale of Common Stock in March and April, 2011 and were issued with a $3.125 exercise price.

Note 9– Stock-Based Compensation

Stock-based compensation related to common stock issued to third party vendors in exchange for services was included in general and administrative expenses in the statement of operations as set forth in the table below. The common stock was recorded at its fair value at the dates Ampio became obligated to issue the shares, and is recognized as expense as the services are provided. Stock-based compensation expense related to the fair value of stock options issued to employees was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development expenses
Stock options	$57,303	$—	$114,606	$—
General and administrative expenses
Common stock issued for services	—	363,542	30,000	1,013,542
Stock options	133,083		836,071

	$190,386	$363,542	$980,677	$1,013,542

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

As of December 31, 2009, Life Sciences had $100,000 in notes payable to Life Sciences’ founder, and $100,000 payable to BioSciences. The related party notes payable were unsecured, bore interest at 6% and initially were to mature on April 30, 2010. These notes were extended through September 2, 2010, and additional borrowings of $200,000 were made by Ampio from BioSciences in the three months ended June 30, 2010, bringing the total amount owed by Ampio to BioSciences to $300,000. The note evidencing the foregoing borrowing from Life Sciences’ founder was paid in conjunction with the closing of the private placement on March 31, 2011 as discussed in Note 8 - Private Placement Offering. The $300,000 owed to BioSciences was eliminated with the merger in the three months ended March 31, 2011.

In October and November 2010, Ampio borrowed $215,971 from BioSciences in non interest bearing advances. As of December 31, 2010, non-interest bearing advances from BioSciences totaled $193,821. This amount was eliminated with the merger in the three months ended March 31, 2011.

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (IMM), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $41,376 during the six months ended June 30, 2011 and $9,554 in the six months ended June 30, 2010 in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the March 2, 2010 merger of Life Sciences and Chay Acquisitions, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity.

Note 11 – Subsequent Events

On July 25, 2011, 100,000 options to purchase Ampio common stock were granted to a newly appointed independent director. One-third of the options vested immediately and one third will vest on each of the following two anniversaries. The options are exercisable for a ten year term at $5.55 per share.

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

Background

Ampio maintains an Internet website at www.ampiopharma.com. The Company may post at its website additional information important to its shareholders and to potential investors. Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

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

In March 2010, Life Sciences was merged with a subsidiary of Chay Enterprises, Inc., a publicly-traded company then traded on the OTC Bulletin Board. Chay Enterprises had minimal operations prior to the time of this merger, and like similar entities was referred to as a public shell. As a result of this merger, Life Sciences shareholders became the controlling shareholders of Chay Enterprises and the former sole officer and director of Chay Enterprises appointed a majority of our current management team to their present positions. We were reincorporated in Delaware at that time as Ampio Pharmaceuticals, Inc. and commenced trading on the OTC Bulletin Board as Ampio Pharmaceuticals, Inc. in late March 2010. In May 2011, our common stock commenced trading on the NASDAQ Capital Market, at which time our common stock ceased trading on the OTC Bulletin Board.

Business Update/Recent Developments

Ampio continues to work toward completion of clinical trials for three products: Ampion, Optina and the ORP device. These trials are currently on schedule and we expect them to be completed during the third and fourth quarters of 2011. A fourth product, Zertane, has completed two Phase III trials in Europe and a summary of the results was made public in the second quarter of 2011. Since then, management has been contacted by numerous potential marketing partners concerning Zertane and has commenced the process to obtain regulatory approval for Zertane in select countries outside the U.S. Management is also actively recruiting additional business development professionals to accelerate the monetization of Zertane, our other product candidates, and our owned or licensed intellectual property.

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

On February 28, 2011, we issued an aggregate of 1,281,852 shares of our common stock in retirement of the convertible debentures issued to 21 holders of such debentures. The convertible debentures were previously issued in three tranches. The first tranche consisted of $430,000 in principal amount issued in August 2010 to two directors and an affiliate of one of those directors. The second tranche consisted of $1.38 million in principal amount issued in November 2010 to 19 unaffiliated holders (seven of whom were already our shareholders), and the third tranche in January 2011 was an increase of $382,000 in principal amount of debentures purchased by five holders who originally purchased debentures in November 2010. The principal amount of the debentures and accrued interest were converted into our common stock at $1.75 per share. Debentures held by two directors and an affiliate of one director were converted on the same terms as debentures held by unaffiliated parties. The debenture holders were collectively issued warrants to purchase 256,389 shares of our common stock as additional consideration for the purchase of the debentures. Those warrants are exercisable at $1.75 per share.

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

At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on obtaining regulatory approval for Zertane and advancing the clinical trials of Ampion and Optina, we anticipate that we will make determinations on an ongoing basis as to which product candidates to pursue and how much funding to direct to each product candidate in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. Our current trial for Optina, which contains repurposed danazol, is primarily focused on diabetic macular edema. Our Vasaloc drug candidate, which also contains danazol, for diabetic nephropathy will be evaluated for clinical trial after completion and evaluation of the Optina trial. The Ampion trial is currently focused on osteoarthritis in the knee. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. See Note 2 to our consolidated financial statements for a discussion of our critical accounting policies and estimates.

Results of Operations – June 30, 2011 Compared to June 30, 2010

Results of operations for the three months ended June 30, 2011 and the three months ended June 30, 2010 reflected losses of $2,818,203 and $1,146,508, respectively. For the six months ended June 30, 2011 (the “2011 period”) and the six months ended June 20, 2010 (the”2010 period”), losses were $11,597,667 and $2,628,162, respectively.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation	$58,000	$—	$115,000	$—
Patent costs	202,000	121,000	333,000	186,000
Labor	353,000	202,000	578,000	409,000
Clinical trials and sponsored research	360,000	—	571,000	—
Consultants	36,000	41,000	45,000	71,000
All other	—	74,000	—	110,000

	$1,009,000	$438,000	$1,642,000	$776,000

The $571,000 and $866,000 increase in expenses from the 2010 periods to the 2011 periods, respectively, resulted primarily from the increase in costs for the initiation or continuation of clinical trials for Ampion and Optina, increased patent expenses associated with our primary product candidates, and increased labor costs.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation	$103,000	$364,000	$836,000	$1,014,000
Directors’ fees	94,000	—	190,000	—
Professional fees	23,000	63,000	370,000	354,000
Labor	164,000	187,000	453,000	322,000
Occupancy, travel and other	184,000	91,000	323,000	157,000

	$568,000	$705,000	$2,172,000	$1,847,000

General and administrative expenses for the three months ended June 30, 2011 compared to June 30, 2010 decreased by $137,000 as a result of decreased stock-based compensation off-set principally by increases in outside directors’ fees and occupancy. The director fees result from the adoption of a compensation plan for independent directors in August, 2010. With the acceleration of research and development, job responsibilities of several existing employees changed from administrative functions so that the costs associated with those employees were more appropriately allocated to research and development beginning April 1, 2011. For the 2011 period compared to the 2010 period, general and administrative expenses increased by $325,000 This amount reflects across-the-board increases, except for stock-based compensation, as operations were significantly expanded in the 2011 period, and also reflects non-recurring professional fees associated with the BioSciences merger closed in the 2011 period.

Derivative expense

We recorded $1,243,642 and $2,192,097 in derivative expense in the three months ended June 30, 2011 and in the six months ended June 30, 2011, respectively, in connection with our debentures and related warrants. We had no derivatives outstanding in the 2010 period. The expense relates to the fair value at inception of hybrid financial instruments (debentures and warrants) issued in 2011 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants during the 2011 period.

Unrealized loss on fair value of debt instruments

We recorded $5,585,000 in unrealized loss on fair value of debt instruments. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February, 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 28, 2011.

Net Cash Used in Operating Activities

During the 2011 period, our operating activities used $3,469,941 in cash. The use of cash reflected an $11,597,667 net loss, non-cash charges of $980,679 for common stock issued for services and stock based compensation, non-cash charges of $7,777,519 for derivative expense and unrealized loss on fair value of financial instruments and $11,364 for patent amortization. The cash used in operating activities also included $641,836 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets.

Net Cash from Financing Activities

Net cash provided by our financing activities was $11,248,609 in the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $10,966,609 from the sale of common stock. We also repaid a $100,000 note to a director.

Liquidity and Capital Resources

Since the 2010 period, we have funded our operations primarily through sales of our equity and debt securities. We had $8,374,604 in cash on hand at June 30, 2011, reflecting the closings of the placement which occurred during March and April of 2011. We expect our cash reserves to last into the fourth quarter of 2012 based on our currently planned level of operations. In order to continue to execute on our business plan, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. We cannot provide assurance that we will be able to raise capital or enter into licensing or collaboration agreements. Until we secure any licensing or collaboration agreements, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Recently Issued Accounting Pronouncements

Ampio has reviewed the accounting pronouncements up through Update No. 2011-06 and does not expect any of these updates to have a material impact on its financial statements.

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

As previously noted in our 2010 Form 10-K filed on February 16, 2011, in Item 9A, Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. However, we concluded that the material weaknesses did not result in deficient financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls are sufficient to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

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

Additionally, beginning in August, 2011, Ampio will begin evaluating, documenting and testing all of its controls to comply with the requirements of Section 404c of Sarbanes-Oxley, which we expect will include an attestation report by our independent auditors for the year ending December 31, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

On June 17, 2011, Ampio entered into settlement agreements with three former option holders of BioSciences. The settlement agreements pertain to claims by the option holders that they were treated inequitably by having BioSciences options extinguished in exchange for Ampio common stock. Ampio agreed to issue 223,024 options in exchange for the 98,416 shares of Ampio common stock that were issued, pursuant to the terms of the merger agreement, in consideration for the cancellation of these BioSciences options. Ampio filed a Form 8-K on June 21, 2011 which discussed this settlement.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2011(the “S-1”). However, the Company continues to require additional capital, the receipt of which is not assured. We incorporate by reference the risk factors included in the S-1, SEC File No. 333-173589.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company previously furnished the information required by Item 701 of Regulation S-K in the Form 8-K filed with the SEC on April 19, 2011 (the “Form 8-K”). The Company incorporates by reference herein the information included in Item 3.02 of the Form 8-K.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The certification attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ DONALD B. WINGERTER, JR.
Donald B. Wingerter, Jr. Chief Executive Officer Date: August 12, 2011

By:	/S/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: August 12, 2011