Form 10-Q
period 2011-09-30
Ampio Pharmaceuticals, Inc.
filed 2011-11-01
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-35182	26-0179592
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

As of November 1, 2011, there were 28,804,788 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2011

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 (unaudited), the three and nine months ended September 30, 2010 (unaudited), and the period from December 18, 2008 (inception) through September 30, 2011 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 (unaudited), the nine months ended September 30, 2010 (unaudited), and the period from December 18, 2008 (inception) through September 30, 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Removed and Reserved	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		29

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding capital expenditures, research and development expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics;

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval; and

•	our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,993,836	$671,279
Prepaid expenses	116,953	60,534
Related party receivable	—	5,711

Total current assets	7,110,789	737,524
Fixed assets, net of depreciation	80,465	—
In-process research and development	7,500,000	—
Patents, net of amortization	477,288	—
Deposits	37,000	—

	8,094,753	—

Total assets	$15,205,542	$737,524

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$471,030	$464,453
Deferred revenue	50,000	—
Accrued salaries and other liabilities	—	526,733
Accrued interest	—	19,693
Related party payable	—	193,821
Senior convertible unsecured related party debentures	—	608,846
Senior unsecured mandatorily convertible debentures	—	2,133,743
Warrant derivative liability	1,170,661	398,671
Related party notes payable	—	400,000

Total current liabilities	1,691,691	4,745,960
Long-term deferred revenue	443,750	—

Total liabilities	2,135,441	4,745,960

Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common Stock, par value $.0001 in 2011 and 2010; shares authorized—100,000,000 shares in 2011 and 2010, shares issued and outstanding—28,778,751 in 2011 and 17,107,036 in 2010	2,878	1,711
Additional paid in capital	37,186,359	5,961,635
Issuances for promotion	—	(3,281)
Advances to stockholders	(127,523)	(150,183)
Deficit accumulated in the development stage	(23,991,613)	(9,818,318)

Total stockholders’ equity (deficit)	13,070,101	(4,008,436)

Total liabilities and stockholders’ equity	$15,205,542	$737,524

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 18, 2008 (inception) through September 30, 2011
	2011	2010	2011	2010
License revenue	$6,250	$—	$6,250	$—	$6,250

Expenses
Research and development	$1,402,038	$629,573	$3,012,302	$1,344,707	$5,858,131
Research and development—related party (Note 11)	2,112	10,663	34,013	71,571	230,688
General and administrative	1,371,949	1,792,617	3,543,773	3,639,134	8,718,259

Total operating expenses	2,776,099	2,432,853	6,590,088	5,055,412	14,807,078

Other income (expense)
Interest income	2,311	80	4,510	658	6,416
Interest expense	—	(10,580)	(8,358)	(16,761)	(29,317)
Unrealized loss on fair value of debt instruments	—	—	(5,585,422)	—	(5,547,911)
Derivative income (expense)	274,410	—	(1,917,687)	—	(3,285,458)

Total other income (expense)	276,721	(10,500)	(7,506,957)	(16,103)	(8,856,270)

Net loss, before income tax	(2,493,128)	(2,443,353)	(14,090,795)	(5,071,515)	(23,657,088)
Foreign tax expense	82,500	—	82,500	—	82,500

Net loss	$(2,575,628)	$(2,443,353)	$(14,173,295)	$(5,071,515)	$(23,739,598)

Weighted average number of common shares outstanding	28,679,942	17,107,036	25,015,924	16,012,613

Basic and diluted net loss per common share	$(0.09)	$(0.14)	$(0.57)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Advances to Stockholders	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in December 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition in March 2009	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Conversion of equity in reverse merger acquisition in March 2010	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(9,566,303)	(9,566,303)

Balance - December 31, 2010	—	—	17,107,036	1,711	—	5,961,635	(3,281)	(150,183)	(9,818,318)	(4,008,436)
Stock-based compensation (unaudited)	—	—	13,635	1	—	1,805,256	—	—	—	1,805,257
Issuance of common stock for services (unaudited)	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures (unaudited)	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued for cash (unaudited)	—	—	1,714	—	—	3,000	—	—	—	3,000
Options exercised, net (unaudited)	—	—	245,213	24	—	109,021	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged (unaudited)	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March, net of offering costs of $1,307,413 (unaudited)	—	—	2,509,447	251	—	5,388,611	—	—	—	5,388,862
Issuance of common stock in exchange for cash in April, net of offering costs of $1,396,915 (unaudited)	—	—	2,583,433	258	—	5,527,418	—	—	—	5,527,676
Warrants exercised (unaudited)	—	—	62,632	6	—	541,233	—	—	—	541,239
Shares received in exchange for options issued (unaudited)	—	—	(98,416)	(9)	—	574,009	—	—	—	574,000
Escrow shares claimed (unaudited)	—	—	(95,700)	(9)	—	9	—	—	—	—
Repayment of advance (unaudited)	—	—	—	—	—	—	—	22,660	—	22,660
Net loss (unaudited)	—	—	—	—	—	—	—	—	(14,173,295)	(14,173,295)

Balance—September 30, 2011 (unaudited)	—	$—	28,778,751	$2,878	$—	$37,186,359	$—	$(127,523)	$(23,991,613)	$13,070,101

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	December 18, 2008 (inception) through September 30, 2011
Cash flows from operating activities:
Net loss	$(14,173,295)	$(5,071,515)	$(23,739,598)
Depreciation and amortization expense	26,952	$538	26,952
Common stock issued for services	3,281	1,376,667	1,802,500
Stock-based compensation expense	1,805,257	1,206,886	3,102,340
Derivative expense	1,917,687	—	3,285,458
Unrealized loss on fair value of debt instruments	5,585,422	—	5,547,911
Adjustments to reconcile net loss to cash used in operating activities:
(Increase) in prepaid expenses	(56,419)	(37,085)	(116,953)
Decrease in related party receivable	5,711	23	—
Increase (decrease) in related party payable	(84,032)	—	109,789
Increase in accounts payable	6,577	431,358	471,030
Increase in deferred revenue	493,750	—	493,750
Increase (decrease) in accrued salaries and other	(526,733)	192,017	—
Increase (decrease) in accrued interest payable	(2,745)	16,760	16,948

Net cash used in operating activities	(4,998,587)	(1,884,351)	(8,999,873)

Cash flow used in investing activities
Purchase of fixed assets	(84,705)	(2,423)	(84,705)
Deposits	(37,000)		(37,000)

Net cash used in investing activities	(121,705)	(2,423)	(121,705)

Cash provided (used) in financing activities:
Proceeds from related party notes payable and debentures	382,000	630,000	2,593,000
Proceeds from sale of common stock	12,953,853	1,359,627	14,321,910
Costs related to sale of common stock	(1,815,664)	—	(1,815,664)
Proceeds from common stock subscribed	—	7,000	177,003
Proceeds from sales of Series A preferred stock	—	—	1,115,020
Advances (to) from stockholders	22,660	(150,183)	(127,523)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	(100,000)	—	(100,000)
Transfer of escrow funds, net	—	(20,000)	—
Increase in cash from acquisition	—	183	183

Net cash provided by financing activities	11,442,849	1,826,627	16,115,414

Net change in cash and cash equivalents	6,322,557	(60,147)	6,993,836
Cash and cash equivalents at beginning of period	671,279	71,983	—

Cash and cash equivalents at end of period	$6,993,836	$11,836	$6,993,836

Supplementary cash flow information:
Interest paid	$8,358	$—	$8,358
Income taxes paid	$82,500	$—	$82,500
Non-cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$—	$48,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$177,003	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$1,802,500	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$7,852,737	$—	$7,852,737
Conversion of debentures to common stock	$9,424,075	$—	$9,424,075
Warrant compensation from common stock offering costs	$888,664	$—	$888,664
Merger liability—shares exchanged for options	$574,000	$—	$574,000

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). These unaudited financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2010, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2011 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three- and nine-month periods ended September 30, 2011 and 2010 is unaudited.

Ampio is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation diseases and male sexual dysfunction. This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina, Zertane and Vasaloc, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from BioSciences. Life Sciences issued 3,500,000 shares of its common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased from BioSciences. The assets that Life Sciences acquired from BioSciences had a carrying value of zero, as BioSciences had expensed all of the research and development costs it incurred with respect to the intellectual property purchased by Life Sciences.

On March 2, 2010, Life Sciences merged with Chay Acquisitions, Inc., a wholly-owned subsidiary of Chay, which was a public company (the “Chay Merger”). Chay issued 15,068,942 shares of common stock to acquire Life Sciences, which resulted in the stockholders of Life Sciences owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Chay Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Note 11 – Related Party Transactions. In conjunction with the Chay Merger, Chay purchased 263,624 shares of its common stock from its then-principal shareholders (the “Chay Control Shareholders”) for $150,000 in cash.

As a result of the Chay Merger, Life Sciences became a wholly-owned subsidiary of Chay. For accounting purposes, the Chay Merger was treated as a reverse acquisition with Life Sciences as the acquirer and Chay as the acquired party. Consequently, the business and financial information included in this report is the business and financial information of Life Sciences. The accumulated deficit of Chay has been included in additional paid-in capital. Subsequent to the Chay Merger, Chay was renamed Ampio Pharmaceuticals, Inc.

On March 23, 2011, Ampio acquired BioSciences (the “BioSciences Merger”). BioSciences’s principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 3 – Acquisition of DMI BioSciences for terms of the acquisition.

Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date. Ampio is considered to be a development stage company.

Note 2 – Summary of Significant Accounting Policies

Principals of Consolidation

These financial statements include the accounts of Ampio and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Ampio considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market investments. Ampio’s investment policy is to preserve principal and maintain liquidity and its primary investments are currently in money market funds.

Revenue Recognition/Deferred Revenue

Revenue received from licensing agreements related to Ampio’s drug portfolio is based on milestone payments. Payments made upon signing of the license agreements are for the right to use the license and are deferred and amortized over the lesser of the license term or patented life of the licensed drug. Milestone payments relate to obtaining regulatory approval in the territory, cumulative sales targets, and other projected milestones and are recognized at the time the milestone requirements are achieved.

Fixed Assets

Fixed assets at September 30, 2011 consist of furniture and equipment. Fixed assets are recorded at cost and are depreciated on the straight-line method over estimated useful lives, generally five years. Depreciation expense for the three months ended September 30, 2011 totaled $4,240 and has been netted against the cost of the assets which is also the amount of accumulated depreciation at September 30, 2011.

Patents

Costs of establishing patents, consisting of legal fees paid to third parties, are expensed as incurred. The estimated $500,000 fair value of the Zertane patents acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years beginning April 1, 2011. Amortization expense of $11,348 was recorded for the three months ended September 30, 2011 and $22,712 was recorded for the nine months ended September 30, 2011.

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

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 5 – Short Term Debt/Debenture Conversion.

Income Taxes

Ampio uses the liability method for accounting for income taxes. Under this method, Ampio recognizes deferred assets and liabilities based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Ampio establishes a valuation allowance for all deferred tax assets for which there is uncertainty regarding realization. Ampio is a development stage company and it is more likely than not that deferred tax assets will not be realized; therefore a full valuation allowance has been provided. Accordingly, foreign income taxes withheld from payments received upon signing of license agreements was expensed in full when paid.

Net Loss per Common Share

Basic and diluted loss per share was the same for all periods presented. Although there were common stock equivalents of 4,600,365 and 2,951,000 shares outstanding at September 30, 2011 and September 30, 2010, respectively, consisting of stock options and warrants, the common stock equivalents were not included in the calculation of net loss per share because they would have been anti-dilutive.

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

Reclassifications

Research and development related party expenses in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 3 – Acquisition of DMI BioSciences

On March 23, 2011, Ampio acquired all of the outstanding stock of BioSciences for 8,667,905 shares of Ampio common stock (the “merger stock”). Ampio acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for PE. The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis, subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. In addition, executive officers and directors of BioSciences and Ampio have agreed to lock-up restrictions expiring on February 28, 2012. Certain of these lock-up agreements were modified after September 30, 2011, and for more information on the modifications, see Note 12 – Subsequent Events. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement.

As a component of the purchase price, Ampio recorded a liability of $574,000 to reflect the potential settlement with three “in-the-money” option holders that threatened litigation to have their BioSciences options carried over versus being issued Ampio stock in exchange for these options. The dispute involved 263,000 options that were converted to 98,416 shares of Ampio common stock. The liability was estimated based on a fair value calculation of the difference between the Ampio stock trading price and the value of Ampio options using the Black-Scholes option price model with an exercise price of $0.90. On June 17, 2011 a formal agreement was executed whereby Ampio issued 223,024 stock options with an exercise price of $0.90 and an expiration date of February 22, 2014 in exchange for the 98,416 previously issued shares of Ampio stock. The $574,000 liability has been eliminated and credited to stockholders’ equity. Ampio subsequently filed a claim on the indemnification escrow and was awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished.

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

Note 4 – License Agreement

On September 8, 2011, Ampio entered into a license, development and commercialization agreement, effective as of August 23, 2011, with a major Korean pharmaceutical company. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of PE and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug.

Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $417,500 after withholding of Korean tax. The $500,000 payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 will be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio will earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product.

Note 5 – Short Term Debt / Debenture Conversion

Related Party Notes Payable

As of December 31, 2010, Ampio had $300,000 in related party notes payable to BioSciences and $100,000 to a director. The related party notes payable and accrued interest of $16,948 owed to BioSciences were eliminated in consolidation subsequent to the acquisition of BioSciences. The $100,000 related party note payable to a director was repaid together with accrued interest of $8,219 on March 31, 2011.

Senior Convertible Unsecured Related Party Debentures

Ampio issued senior convertible unsecured debentures in August 2010 to two of its directors and an affiliate of one of those directors (the “Related Party Debentures”). On February 28, 2011, the holders of the Related Party Debentures converted principal and accrued interest receivable of $430,000 and $18,102, respectively, into 256,058 shares of common stock at $1.75 per share.

Ampio issued additional warrants in the first quarter of 2011 to purchase 2,069 shares of common stock in connection with the accrued interest associated with the Related Party Debentures. The warrants expire on December 31, 2013. The exercise price became fixed at $1.75 per share on March 31, 2011. The warrants are subject to adjustment for recapitalization events. The warrants are described more fully in Note 9 – Common Stock.

Senior Unsecured Mandatorily Redeemable Debentures

Ampio issued senior unsecured mandatorily redeemable debentures with a face value of $382,000 during January 2011 (the “2011 Debentures”). The 2011 Debentures were issued on the same terms as the senior unsecured mandatorily redeemable debentures with a face value of $1,381,000 issued by Ampio between October 22, 2010 and December 29, 2010 (the “2010 Debentures” and, collectively with the 2011 Debentures, the “Redeemable Debentures”). The holders of the Redeemable Debentures converted principal and accrued interest totaling $1,763,000 and $32,146, respectively into 1,025,794 shares of common stock on February 28, 2011.

Ampio issued additional warrants to purchase 43,673 shares of common stock in connection with the sale of the 2011 Debentures. Ampio also issued warrants to purchase 3,674 shares of common stock in satisfaction of the accrued interest on both the 2010 Debentures and the 2011 Debentures. The warrants issued in connection with the Redeemable Debentures have an expiration date of December 31, 2013. The exercise price of the warrants has been set at $1.75. The warrants are subject to adjustment for recapitalization events. In the second and third quarters of 2011, warrants to purchase 8,730 and 53,902 shares of common stock were exercised, respectively, resulting in proceeds to Ampio of $15,288 and $94,328, respectively. The warrants are described more fully in Note 9 – Common Stock.

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

GAAP provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, Ampio elected the alternative and recorded the Related Party Debentures and Redeemable Debentures at fair value.

Ampio also concluded that the warrants issued in connection with the Related Party Debentures and the Redeemable Debentures (the “Warrants”), which are derivatives by definition, did not meet the principal exemption for liability classification and measurement. Generally, freestanding financial instruments such as the Warrants that are both indexed to a company’s own stock and classified in stockholders’ equity under certain conditions are exempt from derivative classification and measurement standards. The Warrants did not meet the definition of indexed to a company’s own stock on the inception date because the exercise price was subject to adjustment. The Warrants also did not meet all of the eight conditions for classification in stockholders’ equity. Accordingly, the Warrants are classified as a liability and subject to the classification and measurement standards for derivative financial instruments.

The following table reflects the allocation of the 2011 Debentures and related warrants purchased in January 2011 and the warrants issued in February 2011 in connection with accrued interest on the Related Party Debentures and the Redeemable Debentures:

	Redeemable Debentures (a)	Accrued Interest (b)
Purchase price allocation
Hybrid debt instruments	$1,096,064	—
Warrants	211,073	233,933
Derivative loss, included in derivative expense	(925,137)	(233,933)

Face Value	$382,000	$—

Notes:

(a)	Issuance dates were between January 20 and January 31, 2011.
(b)	Issuance date was February 28, 2011.

Note 6 – Derivative Financial Instruments

The components of warrant derivative liability as reflected in the balance sheet as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Indexed Shares	Fair Value	Indexed Shares	Fair Value
	(unaudited)
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1—August 10, 2010	51,214	$305,667	21,500	$48,757
Tranche 2—October 22, 2010-October 29, 2010	7,040	42,492	24,000	53,985
Tranche 3—November 12, 2010-November 29, 2010	92,275	558,638	120,343	271,349
Tranche 4—December 13, 2010-December 29, 2010	13,686	83,235	13,486	24,580
Tranche 5—January 20, 2011-January 31, 2011	29,540	180,629	—	—

	193,755	$1,170,661	179,329	$398,671

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

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with hybrid debt instruments recorded at fair value by type of financing for the three months and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(unaudited)	(unaudited)
Warrants (dates correspond to financing)
Tranche 1—August 10, 2010	$(64,965)	$256,910
Tranche 2—October 22, 2010-October 29, 2010	(5,854)	119,869
Tranche 3—November 12, 2010-November 29, 2010	(137,043)	494,162
Tranche 4—December 13, 2010-December 29, 2010	(17,165)	58,655
Tranche 5—January 20, 2011-January 31, 2011	(49,383)	62,952

	(274,410)	992,548
Day-one derivative expense:
Tranche 5—January 20, 2011-January 31, 2011	—	925,139

	$(274,410)	$1,917,687

The following table summarizes the effects of Ampio’s unrealized loss associated with hybrid financial instruments recorded at fair value by type for the three months and nine months ended September 30, 2011. All hybrid financial instruments were converted/eliminated in the first quarter of 2011 and, therefore, there are no ongoing charges.

Three and Nine Months ended September 30, 2011
(unaudited)
Tranche 1—August 10, 2010	$1,245,707
Tranche 2—October 22, 2010-October 29, 2010	578,744
Tranche 3—November 12, 2010-November 29, 2010	2,901,987
Tranche 4—December 13, 2010-December 29, 2010	330,829
Tranche 5—January 20, 2011-January 31, 2011	528,155

$5,585,422

Note 7 – Fair Value Considerations

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

Ampio generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, Ampio has entered into certain other financial instruments and contracts, such as Ampio’s secured convertible debentures and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by GAAP, these instruments are required to be carried as derivative liabilities, at fair value, in Ampio’s financial statements. However, Ampio may elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. Ampio believes that fair value measurement of the hybrid convertible debenture financing arrangements provide a more meaningful presentation. See Note 6 – Derivative Financial Instruments for additional information about derivative financial instruments.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2011 (unaudited)
ASSETS
Money market funds (included in cash and cash equivalents)	$6,714,311	$—	$—	$6,714,311

LIABILITIES
Warrant derivative liabilities	—	—	1,170,661	1,170,661

December 31, 2010
ASSETS
Money market fund (included in cash and cash equivalents)	$168,876	$—	$—	$168,876

LIABILITIES
Hybrid debt instruments	—	—	2,133,743	2,133,743
Warrant derivative liabilities	—	—	398,671	398,671

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of September 30, 2011:

Exercise price	$1.75
Volatility	180%
Equivalent term (years)	1.86 - 2.34
Risk-free interest rate	0.13%

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Insturments 2011

	(unaudited)
Balance as of December 31, 2010	$(3,141,260	) (a)
Total losses (realized or unrealized):
Included in earnings	(7,503,108)
Debenture conversions	9,424,075
Debenture issuances	(382,000)
Warrant exercises	431,632

Balance as of September 30, 2011	$(1,170,661	) (b)

Notes:

(a)	Includes debentures and warrant derivative liabilities
(b)	Warrant derivative liability

Note 8 – Commitments and Contingencies

Ampio entered into a clinical research agreement with a hospital and a physician investigator (collectively with Ampio, the “Parties”) effective April 1, 2010. Under the terms of the clinical research agreement, Ampio agreed to fund and support a clinical trial to a minimum of $657,000 based on a budget agreed upon by the Parties. Ampio has made payments to the hospital of $218,514 through September 30, 2011. The clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties. In conjunction with the clinical trial, Ampio entered into a master services agreement with a pharmaceutical contract research organization to provide data management and statistical services for a total of $134,415, of which Ampio paid $12,500 in 2010 and $18,033 in the nine months ended September 30, 2011.

Ampio entered into clinical research agreements to begin clinical trials in Australia. Ampio has agreed to contracts calling for total payments of $80,350 all of which had been paid at September 30, 2011.

During August 2010, Ampio entered into employment agreements with three of its officers. Under the employment agreements, the officers are collectively entitled to receive $571,000 in annual salaries. With the completion of the private placement as indicated in Note 9 – Common Stock, these salaries were increased to $825,000 effective April 1, 2011. The employment agreements have terms of three years.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC (“TRLLC”), a related party, in September 2009. The Sponsored Research Agreement may be terminated without cause by either party with a 180 days notice. Under the terms of the Sponsored Research Agreement, Ampio paid for leased equipment used by TRLLC through January 2011. Ampio also reimburses TRLLC for miscellaneous third party expenses it incurs on behalf of Ampio. The payments for reimbursements and equipment leases were $2,112 and $10,663 for the three months ended September 30, 2011 and 2010, respectively, and $34,013 and $71,571 for the nine months ended September 30, 2011 and 2010, respectively. Additionally, Ampio is obligated to provide its employees to work with TRLLC on the sponsored projects. Ampio pays all salaries and benefits related to these employees. Ampio personnel obligations under the Sponsored Research Agreement are as follows:

2011	$65,938
2012	263,750
2013	263,750
2014	175,833

$769,271

On May 20, 2011 Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of September 30, 2011, the remaining obligation under this lease is $286,722.

During the third quarter of 2011, Ampio entered into several Independent Consulting Agreements related to services for manufacturing, personnel and business strategies. These agreements extend through the end of the year and commit Ampio to remaining payments of $151,667.

Note 9 – Common Stock

Capital Stock

At September 30, 2011 and December 31, 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

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

Ampio raised a total of $12,732,200 from the private placement sale of 5,092,880 shares in March and April 2011 (collectively, the “2011 Private Placement”).

Capital Transactions

Life Sciences issued 1,080,000 shares of common stock to its founder in December 2008 at a value of $.001 per share.

Life Sciences issued 3,500,000 shares of common stock to BioSciences in April 2009 in connection with an asset purchase agreement. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements. While Life Sciences valued those assets in excess of $300,000, for financial reporting purposes the assets and liabilities have been recorded at predecessor cost. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder. The note payable was converted into 163,934 shares of Series A preferred stock of Life Sciences at a value of $1.22 per share.

Life Sciences issued 7,350,000 shares of restricted common stock to its directors, officers and employees in exchange for $7,350 in cash in April 2009. The restricted common stock was subject to vesting criteria, now met, as set forth below under “Restricted Common Stock.”

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

As set forth in Note 1 – Business, Basis of Presentation and Merger, Life Sciences and Chay completed a reverse merger in March 2010, and Chay changed its name to Ampio Pharmaceuticals, Inc. In conjunction with the Chay Merger, all of Life Sciences’ Series A preferred stock was automatically converted into common stock. As result of the Chay Merger, related stock transactions and the conversion of Series A preferred stock, Ampio common stock outstanding increased by 3,068,958 shares.

Ampio (or its predecessors) issued 1,078,078 shares of common stock in March and April 2010 for $1,536,630 in cash (net of $350,000 in offering costs), of which $7,000 had been received in March 2010 and $170,003 had been received in 2009 and was initially classified as common stock subscribed.

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

As further discussed in Note 3 – Acquisition of DMI BioSciences, 8,667,905 shares of Ampio common stock were issued on March 23, 2011. At that time, the 3,500,000 shares issued in April 2009 to BioSciences in connection with the asset purchase were surrendered back to Ampio for cancellation.

Shelf Registration

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. See Note 12 – Subsequent Events.

Restricted Common Stock

An aggregate of 7,350,000 shares of previously restricted stock owned by Ampio’s employees are no longer restricted. One-third of the restricted shares vested on the grant date of April 17, 2009 and one-third vested on April 17, 2011. On April 23, 2011 the Ampio Board of Directors approved the acceleration of vesting of the remaining one-third, pursuant to the achievement of defined milestones. All 7,350,000 shares are, however, subject to lock-up agreements, which were recently extended to July 15, 2012. See Note 12 – Subsequent Events.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. During August 2010, the number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents, was increased from 2,500,000 to 4,500,000. Ampio granted options to purchase 2,930,000 shares in August 2010, of which 1,820,000 vested immediately, and the remaining 1,110,000 options vest annually over two years. During the three months ended March 31, 2011, an additional 375,000 options were issued, all of which vested immediately.

In April 2011, the chief financial officer of Ampio was issued 100,000 stock options at an exercise price of $2.50, half of which vested immediately, with the remaining vesting one year from the grant date. During the three months ended September 30, 2011, 355,000 options were issued, of which 125,000 went to an independent director. A total of 189,000 of the options vested immediately.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the nine months ended September 30, 2011 using the following assumptions:

Expected volatility	62% - 73%
Risk free interest rate	0.79% - 2.24%
Expected term (years)	5 – 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	2,930,000	$1.13
Granted	840,000	$3.95
Exercised	(298,397)	$1.72
Issued in connection with BioSciences merger	435,717	$1.54
Cancelled	(10,000)	$2.90

Outstanding at September 30, 2011	3,897,320	$1.73	7.77

Exercisable at September 30, 2011	3,158,653	$1.62	7.92

Ampio recognized stock-based compensation expense of $827,861 and $1,778,538 related to stock options during the three months and nine months ended September 30, 2011, respectively. As of September 30, 2011, Ampio had $879,342 of unrecognized compensation costs from options granted under the plan to be recognized over a weighted average remaining period of 0.96 years.

Warrants

The 258,343 and 250,945 warrants issued in connection with the 2011 Private Placement in April and March 2011 were valued at $466,007 and $422,657, respectively, using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Since the expected life of five years was significantly longer than Ampio’s stock trading history, Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Exercise price	$3.125
Volatility	73%
Equivalent term (years)	5
Risk-free interest rate	2.2%

Ampio issued warrants in 2011 in conjunction with its Related Party Debentures, Redeemable Debentures and 2011 Private Placement as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(62,632)	($1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding September 30, 2011	703,045	$2.75	3.88

The exercise price of the warrants associated with Related Party Debentures and the Redeemable Debentures was fixed at $1.75 per share. The warrants expire on December 31, 2013. The warrants issued to debenture holders in the three months ended March 31, 2011 were associated with the $382,000 of 2011 Debentures and in conjunction with accrued interest.

The warrants issued in connection with the 2011 Private Placement were part of the offering costs associated with the sale of common stock in March and April 2011 and were issued with a $3.125 exercise price.

Note 10 – Stock-Based Compensation

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

The following table summarizes stock-based compensation expense for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development expenses
Stock options	$143,615	$323,398	$258,221	$323,398
General and administrative expenses
Common stock issued for services	—	363,125	30,000	1,376,667
Stock options	684,246	883,488	1,520,317	883,488

	$827,861	$1,570,011	$1,808,538	$2,583,553

Note 11 – Related Party Transactions

In April 2009, Life Sciences (Ampio) issued 3,500,000 shares of common stock to BioSciences, in connection with Life Sciences’ purchase of certain of BioSciences’ assets. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder. The 3,500,000 shares of Life Sciences (Ampio) common stock were surrendered to Ampio by BioSciences in connection with the BioSciences acquisition.

As of December 31, 2009, Life Sciences had $100,000 in notes payable to Life Sciences’ founder, and $100,000 payable to BioSciences. The related party notes payable were unsecured, bore interest at 6% and initially were to mature on April 30, 2010. These notes were extended through September 2, 2010, and additional borrowings of $200,000 were made by Ampio from BioSciences in the three months ended September 30, 2010, bringing the total amount owed by Ampio to BioSciences to $300,000. The note evidencing the foregoing borrowing from Life Sciences’ founder was paid in conjunction with the closing of the private placement on March 31, 2011 as discussed in Note 9—Common Stock. The $300,000 owed to BioSciences was eliminated with the BioSciences Merger in the three months ended March 31, 2011.

In October and November 2010, Ampio borrowed $215,971 from BioSciences in non-interest bearing advances. As of December 31, 2010, non-interest bearing advances from BioSciences totaled $193,821. This amount was eliminated with the BioSciences Merger in the three months ended March 31, 2011.

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $53,422 during the nine months ended September 30, 2011 and $9,554 in the nine months ended September 30, 2010 in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the Chay Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the quarter ended September 30, 2011, one advance of $22,660 was repaid.

Note 12 – Subsequent Events

On October 5, 2011, the Ampio Board of Directors approved a modified lock-up program under which certain former BioSciences stockholders who voluntarily agreed to a six-month extension of existing lock-up restrictions, from December 31, 2011 to June 30, 2012, would be permitted to sell up to 5% of their shares per month effective immediately upon their establishing trading accounts that are approved by Ampio. The holders of approximately 50% of the 8,667,905 total shares of merger stock signed modified lock-up agreements. In addition, a group holding approximately 18% of the merger stock confirmed in writing that such holders will agree to sign modified lock-up agreements prior to December 31, 2011. In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares agreed to extend their existing lock-up restrictions until July 15, 2012, but they will not be prohibited from selling a pro rata portion of their holdings of a total of up to 1,000,000 shares for all selling stockholders should Ampio decide to sell stock in a future public offering.

On October 13, 2011, Ampio filed an amendment to its “shelf” registration statement on Form S-3 in order to, among other things, identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceuticals, Inc.’s historical financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2011. This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina, Zertane and Vasaloc, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Background

Ampio maintains an Internet website at www.ampiopharma.com. Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

We are a development stage company engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammatory diseases and male sexual dysfunction. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on our intellectual property that includes assigned patents, pending patent applications, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repositioned drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

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

In March 2010, Life Sciences was merged with a subsidiary of Chay Enterprises, Inc., a publicly-traded company then traded on the OTC Bulletin Board. Chay Enterprises had minimal operations prior to the time of this merger, and like similar entities, was referred to as a public shell. As a result of this merger, Life Sciences stockholders became the controlling stockholders of Chay Enterprises and the former sole officer and director of Chay Enterprises appointed a majority of our current management team to their present positions. We were reincorporated in Delaware at that time as Ampio Pharmaceuticals, Inc. and commenced trading on the OTC Bulletin Board as Ampio Pharmaceuticals, Inc. in late March 2010. In May 2011, our common stock commenced trading on the NASDAQ Capital Market, at which time our common stock ceased trading on the OTC Bulletin Board.

On March 23, 2011, we closed the BioSciences acquisition, through which we obtained the rights to BioSciences’ sole product, Zertane, which treats male sexual dysfunction for premature ejaculation, or PE. We acquired BioSciences in exchange for 8,667,905 shares of Ampio common stock, or the “merger stock.” The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, we issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock pro rata, subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011 or, in the case of executive officers or directors of BioSciences and executive officers of Ampio, until February 28, 2012. Certain of these lock-up agreements were modified after September 30, 2011, as described below, As required by the merger agreement, at the closing BioSciences donated back to our capital 3,500,000 shares of our common stock formerly owned by BioSciences. We separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement. On June 17, 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During the third quarter, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished.

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

We closed the sale of an aggregate of 5,092,880 shares of our common stock in private placements at three closings in March and April 2011. We received net proceeds of $10.9 million after placement agent commissions, a non-accountable expense allowance, and other offering expenses. We currently intend to use the net proceeds to fund preliminary commercialization efforts related to Zertane, to fund clinical trials for Optina and Ampion, to fund sponsored research on our behalf by Trauma Research, LLC, a related party (“TRLLC”), to maintain and obtain intellectual property protection, and for general and administrative expenses. We applied a portion of the private placement proceeds in March and April 2011 to pay accrued expenses, to pay accrued salaries owed to certain of our officers, to reduce accounts payable, and to repay a $100,000 promissory note to Michael Macaluso, our chairman of the board. Pending our use of the placement proceeds, we have invested such proceeds in short-term money market funds.

Business Update/Recent Developments

Ampio continues to work toward completion and analysis of clinical trials for three primary products: Ampion, Optina and its oxidation reduction potential (ORP) diagnostic device (the “ORP Device”). On October 13, 2011, Ampio announced the completion of the treatment phase of its 60 patient Ampion trial for patients with moderate to severe osteoarthritis of the knee and on October 26, 2011, released a preliminary summary analysis of the results. Based on these results, the required Australian reviewers have approved Ampion to be tested as a stand-alone therapy and Ampio will expand the trial to include two additional arms of Ampion alone versus saline alone. The Optina patient enrollment for diabetic macula edema is expected to be completed in the fourth quarter of 2011 with the results available in the second quarter of 2012. Additionally, a proof of concept trial for Allergic Rhinitis utilizing a low dose of danazol, the active compound of Optina, was completed and shown to support the mechanism of action. The patient blood samples used to conduct proof of concept clinical trials on the ORP device have been obtained and stored and the final development of the ORP device is anticipated to be complete by the first quarter of 2012.

Two Phase III trials have been completed for Zertane in Europe. A summary of the results was made public in the second quarter of 2011. Ampio has been contacted by numerous potential marketing partners and has commenced the planning process to obtain regulatory approval for Zertane in select countries outside the U.S.

In September 2011, Ampio entered into a license, development and commercialization agreement, effective as of August 2011, for Zertane with a major Korean pharmaceutical company. Upon signing the agreement, Ampio received $500,000 in gross proceeds, $417,500 in net proceeds after the withholding of Korean tax. The agreement also calls for future milestone payments to Ampio totaling $3,200,000 contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio will earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product.

In October 2011, the Ampio Board of Directors approved a modified lock-up program for former BioSciences stockholders who voluntarily agreed to a six-month extension of their existing lock-up restrictions to June 30, 2012. The modified program permits the stockholder to sell up to 5% of their shares per month effective immediately upon their establishing trading accounts that are approved by Ampio. The holders of approximately 50% of the 8,667,905 total shares of merger stock signed modified lock-up agreements. In addition, a group holding 18% of the merger stock confirmed in writing that such holders will agree to sign modified lock-up agreements prior to December 31, 2011.

In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares agreed to extend their existing lock-up restrictions until July 15, 2012, but they will not be prohibited from selling a pro rata portion of their holdings of a total of up to 1,000,000 shares for all selling stockholders should Ampio decide to sell stock in a future public offering.

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. The registration statement was amended on October 13, 2011 in order to, among other things, identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering and was declared effective on October 28, 2011 by the Securities and Exchange Commission.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Unless we secure a collaborator for one or more of our product candidates and generate substantial license revenues, we will need additional capital in order to continue to implement our business strategy. Although we have raised capital in the past and raised net proceeds of $10.9 million through the sale of common stock in March and April 2011, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners, such as the license agreement entered into in September 2011 with a major Korean pharmaceutical company.

At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on obtaining regulatory approval for Zertane and advancing the clinical trials of Ampion and Optina, and the development of the ORP device, we anticipate that we will make determinations on an ongoing basis as to which product candidates to pursue and how much funding to direct to each product candidate in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. Our current trial for Optina, which contains repurposed danazol, is primarily focused on diabetic macula edema. Our Vasaloc drug candidate, which also contains danazol, for diabetic nephropathy will be evaluated for clinical trial after completion and evaluation of the Optina trial. We are also currently considering the recent results of the Allergic Rhinitis proof of concept trials. The Ampion trial is currently focused on osteoarthritis in the knee. The treatment phase of this first Ampion trial is completed and we are proceeding with an expanded stand-alone therapy with Ampion alone versus saline alone. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. We have identified the accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results may differ substantially from these estimates under different assumptions or conditions. See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for a discussion of our critical accounting policies and estimates.

Results of Operations – September 30, 2011 Compared to September 30, 2010

Results of operations for the three months ended September 30, 2011 and the three months ended September 30, 2010 reflected losses of $2,575,628 and $2,443,353, respectively. For the nine months ended September 30, 2011 (the “2011 period”) and the nine months ended September 30, 2010 (the “2010 period”), losses were $14,173,295 and $5,071,515, respectively.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $6,250 license revenue recognized in the third quarter of 2011 represents the current period amortization of the $500,000 deferred revenue from the license agreement with the Korean pharmaceutical company.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation	$143,000	$323,000	$258,000	$323,000
Patent costs	244,000	66,000	577,000	252,000
Labor	403,000	197,000	981,000	606,000
Clinical trials and sponsored research	514,000	—	1,085,000	—
Consultants	100,000	36,000	145,000	107,000
All other	—	18,000	—	128,000

	$1,404,000	$640,000	$3,046,000	$1,416,000

The $764,000 and $1,630,000 increase in expenses from the three- and nine-month 2010 periods to the three- and nine-month 2011 periods, respectively, resulted primarily from the increase in costs for the initiation or continuation of clinical trials for Ampion and Optina, increased patent expenses associated with our primary product candidates, and increased labor costs due to several employees having job responsibilities change from administrative to research and development.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation	$684,000	$1,247,000	$1,520,000	$2,260,000
Directors’ fees	92,000	—	282,000	—
Professional fees	166,000	331,000	536,000	685,000
Labor	171,000	169,000	624,000	491,000
Occupancy, travel and other	259,000	45,000	582,000	203,000

	$1,372,000	$1,792,000	$3,544,000	$3,639,000

General and administrative expenses for the three months ended September 30, 2011 compared to September 30, 2010 decreased by $420,000 as a result of decreased stock-based compensation offset principally by increases in outside directors’ fees and occupancy, travel and other resulting from expansion of operations. The director fees resulted from the adoption of a compensation plan for independent directors in August 2010. With the acceleration of research and development, job responsibilities of several existing employees changed from administrative functions so that the costs associated with those employees were more appropriately allocated to research and development beginning April 1, 2011. For the nine month 2011 period compared to the nine month 2010 period, general and administrative expenses decreased by $95,000. This amount reflects increases in the outside directors’ fees, labor, and occupancy resulting from expansion of operations, offset by decreases in stock-based compensation and non-recurring professional fees.

Derivative income (expense)

We recorded $274,410 in derivative income in the three months ended September 30, 2011 and $1,917,687 in derivative expense in the nine months ended September 30, 2011. The item relates to the fair value at inception of hybrid financial instruments (debentures and warrants) issued in 2011 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants during the 2011 period.

Unrealized loss on fair value of debt instruments

We recorded $5,585,000 in unrealized loss on fair value of debt instruments in the first quarter of 2011. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 28, 2011, when the debentures were converted.

Foreign income tax expense

The $82,500 of foreign income tax expense is the amount of Korean income taxes withheld in connection with the $500,000 payment received for the signing of the license agreement with the Korean pharmaceutical company.

Net Cash Used in Operating Activities

During the 2011 period, our operating activities used $4,998,587 in cash. The use of cash reflected a $14,173,295 net loss, non-cash charges of $1,808,538 for common stock issued for services and stock based compensation, non-cash charges of $7,503,109 for derivative expense and unrealized loss on fair value of financial instruments and $26,952 for fixed asset depreciation and patent amortization. The cash used in operating activities also included $657,641 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets. Cash was provided by a $493,750 increase in deferred revenue related to the license agreement as described in Note 4 – License Agreement to our unaudited financial statements included in this quarterly report.

During the 2010 period, our operating activities used $1,884,351 in cash. The $5,071,415 net loss included $2,583,553 of non-cash charges related to stock-based compensation and common stock issued for services. During the 2010 period, the operations were primarily focused on completion of the Chay reverse merger and developing operational strategies and financing sources.

Net Cash from Financing Activities

Net cash provided by our financing activities was $11,442,849 in the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $11,138,189 from the sale of common stock, net of offering costs and including $218,661 from the exercise of options and warrants. We also repaid a $100,000 note to a director and collected a $22,660 advance from one stockholder.

For the 2010 period, the $1,826,627 net cash provided by our financing activities included a $630,000 issuance of debentures and $1,359,627 sale of common stock.

Liquidity and Capital Resources

Since the 2010 period, we have funded our operations primarily through sales of our equity and debt securities. We had $6,993,836 in cash on hand at September 30, 2011, reflecting the closings of the private placement which occurred during March and April 2011. We expect our cash reserves to last into the fourth quarter of 2012 based on our currently planned level of operations. However, in order to continue to execute and expand on our business plan, including expanding clinical trials, obtain regulatory approvals and commercialization of Zertane, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. We cannot provide assurance that we will be able to raise capital or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that funding will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Recently Issued Accounting Pronouncements

We have reviewed the accounting pronouncements up through Update No. 2011-09 and we do not expect any of these updates to have a material impact on our financial statements.

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

As previously noted in our 2010 Annual Report on Form 10-K filed on February 16, 2011, in Item 9A, Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting, our internal control over financial reporting was not effective at December 31, 2010 due to material weaknesses in the system of internal controls. However, we concluded that the material weaknesses did not result in deficient financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls are sufficient to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during the 2011 period and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we believe our internal accounting controls over financial reporting were adequate, in order to further improve and enhance internal accounting controls over financial reporting and ultimately comply with applicable Sarbanes-Oxley requirements, the Company engaged a controller in January 2011 and a Chief Financial Officer in early April 2011 who is a Certified Public Accountant.

Additionally, beginning in August 2011, Ampio began evaluating, documenting and testing all of its controls to comply with the requirements of Section 404c of Sarbanes-Oxley, which we expect will include an attestation report by our independent auditors for the year ending December 31, 2011.

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

None.

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
Donald B. Wingerter, Jr. Chief Executive Officer Date: November 1, 2011

By:	/s/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: November 1, 2011