Form 10-K
period 2011-12-31
Ampio Pharmaceuticals, Inc.
filed 2012-02-09
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-146542

AMPIO PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5445 DTC Parkway Suite 925 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(Zip Code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2011 was $177,637,356.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 9, 2012, 31,113,921 shares of common stock were outstanding.

This Report on Form 10-K refers to trademarks, such as Optina, Ampion, Zertane and Vasaloc, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Unless otherwise indicated or unless the context otherwise requires, references in this Form 10-K to the “Company,” “Ampio,” “we,” “us,” or “our” are to Ampio Pharmaceuticals, Inc. and its subsidiaries; references to “Life Sciences” are to DMI Life Sciences, Inc., our predecessor; and references to “BioSciences” are to DMI BioSciences, Inc.

EXPLANATORY NOTE

The Registrant was a “smaller reporting company” under applicable SEC rules and regulations for the year ended December 31, 2011. The Registrant has determined that it will be an “accelerated filer” under applicable SEC rules and regulations for the year ending December 31, 2012. In accordance with the transition rules established by the SEC, the Registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The Registrant will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the use of terms such as “will,” “may,” “should,” “continue,” “believes,” “expects,” “intends,” “anticipates,” “estimates” and similar expressions identify forward-looking statements. All statements other than statements of historical fact contained in this Form 10-K, including statements regarding future events, our future financial performance, business strategy, and our plans and objectives, are forward-looking statements. Without limiting the generality of the preceding sentence, statements contained herein regarding matters that are not historical facts constitute forward-looking statements. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

These forward-looking statements involve known and unknown risks and uncertainties that are difficult to predict, including the risks outlined under Item 1A of Part I, “Risk Factors,” in this Form 10-K, which may cause our actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ from expectations. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	the results and timing of our clinical trials, particularly the Optina and Ampion trials;

•	the regulatory review process and any regulatory approvals that are issued or denied by the FDA, the EMEA, or other regulatory agencies;

•	our need to secure collaborators to license, manufacture, market and sell any products for which we receive regulatory approval in the future;

•	the results of our internal research and development efforts;

•	the commercial success and market acceptance of any of our product candidates that are approved for marketing in the United States or other countries;

•	the safety and efficacy of medicines or treatments introduced by competitors that are targeted to indications which our product candidates have been developed to treat;

•	acceptance and approval of regulatory filings;

•	our need for, and ability to raise, additional capital;

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

Estimates of historical growth rates in diabetes and other diseases are not necessarily indicative of future growth rates. When referring to clinical indications, observations, and treatment modalities, we relied on clinical data evaluated by, and publications authored or co-authored by, Dr. Bar-Or, our chief scientific officer, and published information from medical journals and other sources concerning clinical trials conducted by others and regulatory approvals obtained for other pharmaceutical products. With respect to diabetes-related conditions, we relied in part also on the Proceedings of the American Academy of Ophthalmology Preferred Practice Patterns: Diabetic Retinopathy, 2008 and “Clinical Effect of Danazol in Patients with IgA Nephropathy,“ Tomino, et al, Japan J. Med.; 26(2): 162-166. In estimating the market size for Ampion, we referred in part to information published by Datamonitor, Stakeholder Insight: Osteoarthritis, DMHC1907, December 2003.

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1. Business

Overview and General Discussion of the Business

We are a development stage biopharmaceutical company engaged in discovering and developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat, and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation, and male sexual dysfunction. Our predecessor, DMI Life Sciences, Inc. (“Life Sciences”), was formed by Michael Macaluso, our chief executive officer and chairman of our Board of Directors, and incorporated in Delaware in December 2008. Life Sciences did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications, business products and tangible property) from DMI BioSciences, Inc. (“BioSciences”), a scientific discovery, privately-held Colorado corporation formed in May 1990 by Dr. David Bar-Or. Life Sciences issued 3,500,000 shares of our common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased from BioSciences.

In March 2010, Life Sciences merged with a subsidiary of Chay Enterprises, Inc. (“Chay”), a publicly-traded company incorporated in Colorado. Simultaneous with the merger, we changed our name to Ampio Pharmaceuticals, Inc. (“Ampio”), and reincorporated in Delaware. As a result of the Chay merger, we became a publicly-traded company and the outstanding Series A preferred stock of Life Sciences was converted into Life Sciences common stock, in accordance with Life Sciences amended and restated certificate of incorporation. For accounting and financial reporting purposes, Life Sciences was considered the acquirer and the Chay merger was treated as a reverse acquisition. All financial information presented in this Form 10-K for periods prior to the Chay merger reflects only that of Life Sciences, and does not reflect the pre-merger Chay assets, liabilities, or operating results. In addition, all share, per share and related Life Sciences information has been adjusted to take into account the Chay merger.

Acquisition of BioSciences

In April 2010, we announced the execution of a letter of intent to acquire BioSciences. We and BioSciences executed a definitive merger agreement on September 4, 2010 which was adopted and approved by consent of a majority of the Ampio shareholders on November 9, 2010. The final consent agreement was approved by both parties January 5, 2011 and the merger closed on March 23, 2011. BioSciences owned the rights to one product, ZertaneTM, and held 32 issued patents and 31 pending patent applications related to the product. ZertaneTM is a new use for tramadol hydrochloride, and was approved for marketing as a non-controlled analgesic in 1995. As of December 31, 2011, there are 32 issued patents and 34 pending applications, 3 of which are allowed related to the product. The purpose of the BioSciences acquisition was to unify our management team and ownership as (i) BioSciences owned and donated back to Ampio, 3,500,000 shares of Ampio common stock, or approximately 20% of the outstanding Ampio shares of common stock, (ii) Ampio’s ZertaneTM Product Manager, Bruce G. Miller, was also the president, a director and a principal Class B shareholder of BioSciences, (iii) Ampio’s chief scientific officer and director, Dr. David Bar-Or, was a former executive officer and director, and a principal Class B shareholder of BioSciences, (iv) Richard B. Giles, a shareholder of BioSciences, is a member of the Board of Directors and shareholder of Ampio, and (v) several other Ampio investors were also shareholders of BioSciences.

The aggregate consideration paid by Ampio to BioSciences shareholders in the merger was 8,473,789 shares of Ampio common stock which is net of shares exchanged for options in settlement of a dispute with three option holders of BioSciences. This consideration includes the shares payable to holders of in-the-money BioSciences stock options and warrants, and holders of two BioSciences promissory notes, outstanding immediately prior to the effective time of the merger. 435,717 out-of-the-money options to purchase Ampio shares at an average price of $1.54 were also issued as consideration.

Acquisition of Product Technology License

In December 2011, Ampio acquired all rights, title and interest in and to the manufacturing rights and “know-how” relating to an oral disintegrating tablet (“ODT”) for ZertaneTM for $2,000,000 plus potential future consideration based on net sales of the product. We believe that this purchase will aid in the regulatory approval and commercialization of ZertaneTM.

Business Model

We are focused on developing proprietary drugs and diagnostic products which capitalize on our own internal discoveries and our intellectual property. This intellectual property includes owned and assigned patents, filed patent applications, exclusive licenses, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new indications for previously approved drugs, New Molecular Entities (“NMEs”), and rapid point-of-care tests for diagnosis, monitoring and screening. Promising discoveries are evaluated, with a particular emphasis on candidates for which we believe there is a relatively quick path to commercialization. This path could be through identifying new applications, indications, dosing, or chemical combinations for compounds previously approved as safe and effective by the Federal

Drug Administration (“FDA”) or other established governmental regulatory agencies. Known as drug repositioning, we believe this strategy reduces the risk of product failure due to adverse toxicology, leads to more modest investments during development, and may achieve more rapid marketing approval. With our focus on discovery and development, we will likely seek partners to help us ultimately commercialize our discoveries in the United States, Europe, and additional international markets.

We are currently in the clinical stage of development on three product candidates that were discovered by Dr. Bar-Or and chosen from our pre-clinical pipeline based upon ultimate market potential and our belief that these candidates had a relatively shorter pathway to commercialization. Two of these product candidates, ZertaneTM, in development for premature ejaculation (“PE”) and OptinaTM, in development for diabetic macular edema (DME), are repositioned drugs for which we have secured or are securing U.S. and international patent protection covering their unique formulation, application, or newly discovered formulas. Our third clinical stage product, AmpionTM, is in development for treatment of osteoarthritis of the knee and is covered by a pharmaceutical composition of matter patent. However, AmpionTM is derived from human serum albumin, an already approved human blood product. As such, we believe AmpionTM will be regulated by the Center for Biologics Evaluation and Research (“CBER”) division of the FDA. Biologics are controlled by separate legislation from drugs and may have relatively fewer safety concerns in some instances as they are derived from the human body. Given the depth of our pre-clinical pipeline, we may choose to collaborate, license, or sell discoveries that we choose not to develop internally.

New Molecular Entities

While our products furthest along in clinical development are primarily repositioned drugs, we have several new molecular entities in our pre-clinical pipeline. As announced in our press release on November 16, 2011, we have received PTO notification of the allowance of two U.S. patents on new chemical entities that have been developed internally. The first patent is directed to a unique class of compounds that combine elements of diketopiperazines (same class as Ampion™) and methylphenidate derivatives. The second patent is directed to novel derivatives of methylphenidate (Ritalin). Both patents contain not only use claims for these novel compounds, and pharmaceutical compositions containing them, but also composition of matter claims. We believe that these compounds could have specific application to brain tumors as well as other malignancies. We could either continue to develop these products internally, or seek another pharmaceutical company partner to do so.

Our Product Pipeline

The following table summarizes the status of our products in clinical development.

AmpionTM: Biologic to Treat Inflammatory Conditions and Autoimmune Diseases

AmpionTM is a non-steroidal biologic, aspartyl-alanyl diketopiperazine, referred to as DA-DKP. This compound is derived from two amino acids from human albumin, and is designed to treat chronic inflammatory and autoimmune diseases. Because it is a naturally occurring human molecule, DA-DKP is present in the body and can be detected in plasma. Early in the discovery of DA-DKP by us, it became apparent that it is the natural by-product of commercially available human serum albumin (“HSA”). In the manufacture of HSA, an FDA approved human biologic, DA-DKP is the result of cleavage and cyclization from the end (N-terminus aspartate and alanine) of albumin just as we believe occurs inside the human body. Many referenced publications now mention the pharmacological, including anti-inflammatory, properties, of HSA. HSA has been used topically in the eye to decrease irritation and is now the subject of a large clinical trial, ClinicalTrials.gov Identifier NCT00796419, to decrease inflammation in the lung after trauma. It is our belief that one of the active anti-inflammatory ingredients in HSA is the DA-DKP compound.

AmpionTM was shown in vitro to have significant effects on inflammation and other physiological and metabolic parameters. Dr. Bar-Or has published a number of studies and articles on the anti-inflammatory immune response of DA-DKP. There are numerous clinical areas in need of improved anti-inflammatory medications. The figure below shows a group of disease states that we believe AmpionTM could be used to treat.

Early in vitro and animal studies conducted by us and our predecessors using AmpionTM showed indications of efficacy in treating autoimmune diseases such as Multiple Sclerosis (“MS”). However, we believe that clinical trials in Multiple Sclerosis would require substantial financial and time commitments not considered viable at this time. Other clinical indications, such as Osteoarthritis, have the advantage of high prevalence within the population and well defined outcomes. Therefore, we have decided to pursue these indications as a first step to ascertain the safety and efficacy of the AmpionTM compound. Assuming a successful outcome of these initial clinical trials and proof of concept studies, we intend to actively pursue other indications such as inflammatory conditions of the eye, perioperative inflammation, and autoimmune diseases such as Crohn’s disease, rheumatoid arthritis, Sjogren’s syndrome, and Multiple Sclerosis. We will evaluate the potential and may choose to develop AmpionTM for these additional indications with or without collaboration with a partner.

We control a patent for pharmaceutical compositions that include DA-DKP and a patent for a method for the production of DA-DKP as a synthetic (small molecule component).

If we were to produce the molecule synthetically, we believe that most regulatory authorities would consider it an NME and, as such, would require detailed animal toxicology studies as well as extensive Phase I, II and III human studies to demonstrate safety. We believe that these studies would take 5 to 7 years and cost several hundred million dollars to complete. Alternatively, the presence of AmpionTM in the already FDA approved HSA, presents a unique option to expedite this process. As such, we have moved forward with a filtrate of HSA as an injectable for our osteoarthritis trials and commenced human efficacy studies in 2011.

In October 2011, we released a preliminary analysis of a 60 patient Ampion TM trial for patients with osteoarthritis of the knee in Australia. Sixty patients were injected with a steroid (standard of care) with or without Ampion TM. Initial results showed AmpionTM well tolerated with no additional difference in adverse events and further demonstrated synergistic efficacy in combination with the steroid. These results permitted expansion of the trial to 42 patients with an addition of two arms comparing AmpionTM as a mono-therapy versus vehicle (normal saline) which we believe will demonstrate its efficacy as an anti-inflammatory. Preliminary analysis of the pain scores portion of the trial demonstrated positive results, suggesting that Ampion™ may be a therapeutic alternative to steroids for osteoarthritis with a very favorable safety profile. One simple way to analyze the data is to determine the overall change in pain scores at different time points after the knee injections with Ampion™ or vehicle control. Pain trials are notorious for involving a significant placebo effect which usually tends to fade with passage of time. The overall difference in pain score was 41% for Ampion™ at 30 days post injection compared to baseline. The placebo vehicle control (saline) showed a difference of 28% over the same time period and was not statistically significant. With Ampion™, 64% of patients had a clinically meaningful improvement (2 or more on the 1-10 pain scale) and 18% did not benefit. With the vehicle control/placebo, no clear difference was seen as 40% showed improvement and 40% did not benefit (Chi square=0.125).

This human data, along with our extensive in-vitro data elucidating the mechanisms of action for AmpionTM, will be the basis of discussions with the FDA for definitive clinical trials. We have filed our pre IND meeting request with the FDA and we hope to rapidly gain clarity and initiate the definitive trial(s) in the second half of 2012.

Osteoarthritis (“OA”) is a degeneration of the joints, including articular cartilage, subchondrial bone, and periarticular muscles. The disease is progressive and symptoms include joint pain and inflammation, stiffness, crepitus, and limitation of movement. OA is one of the major causes of pain in the world and there are estimated to be over 80 million sufferers worldwide. In the US, there are over 29 million OA patients, of which roughly 10 million have OA of the knee. There are a variety of pharmacological treatments for the symptoms of OA, including oral NSAIDs and COX-2 inhibitors, as well as topical NSAIDs, injectable steroids and injectable hyaluronic acids. We believe that AmpionTM will compete directly with the injectables, but depending upon the ultimate safety and efficacy of the product, it might also replace some of the other forms of treatment. There are over 3 million OA patients in the US that receive some form of injection as a treatment per year. One of the market leader hyaluronic acids, Genzyme’s Synvisc, reported over $300,000,000 in revenues in 2011, and clinical studies have shown modest efficacy relative to control. Steroid injections are generic, effectively off-label, and concerns have been expressed that chronic steroid injections could lead to joint destruction and tissue atrophy.

OptinaTM: Repositioned Drug to Treat Diabetic Macular Edema (DME)

OptinaTM is an orally-administered compound in development for the treatment of diabetic macular edema (DME). Optina TM, a low-dose danazol, is based on a derivative of the synthetic steroid ethisterone. Danazol was approved by the FDA in the 1970’s for endometriosis and, more recently, for other chronic indications such as hereditary angioedema. Dr. Bar-Or discovered an unexpected activity: low doses of danazol reverse inflammation induced increases in the permeability of blood vessels, thus reducing vascular leakage. This effect may reduce the vasogenic edema produced from multiple diseases, including diabetes. The effect of danazol is “systemic”, meaning that it works throughout the whole body not just in isolated regions. This oral therapy works inside the vessel and may be beneficial to multiple organs simultaneously (e.g. both the eyes and kidneys of diabetic patients).

The specific dosage is proprietary and subject to present patent filings. However, the dose is below any approved dosage tablet on the market. The existing indications of Danazol all appear to require a dosage that Dr. Bar-Or has established has no beneficial vascular effect and may, in fact, worsen vascular permeability. We believe that published literature already shows that doses lower than what is currently approved are ineffective in treatment of these existing indications. Therefore, we believe that generic approval of Danazol based on existing indications will not be possible at doses effective for treating DME. This unexpected finding that use of Danazol at low doses inhibits vascular hyperpermeability will support patentability of current patent claims. Further, since existing approved uses of Danazol are at higher doses than what can be effectively used to treat vascular hyperpermeability, we believe that completion for treatment of DME from off-label use of Danazol for existing approved uses will not be significant.

We previously entered into a contract with St. Michael’s Hospital in Toronto, Canada, to conduct a clinical trial of OptinaTM. Patient enrollment for this trial began in January 2011. The human clinical trial is titled, “A Randomized, Double-masked, Placebo-Controlled, Parallel Treatment Group, Dose-Ranging, Efficacy and Safety Study of Oral (OptinaTM) Capsules in Subjects with Diabetic Macular Edema.” This ongoing trial is still in the patient recruitment stage. Patients either receive a placebo or OptinaTM with the primary end point being a direct physical measurement of the edema at the back of the eye, measured with optical coherence tomography. The secondary endpoint of visual acuity is measured with lines on an eye chart. We anticipate the results of this trial will be available in mid-2012 and will provide the basis for discussion of pivotal trials to be conducted in the United States. The greater purpose of the secondary endpoint is to accurately calculate the size of study required to demonstrate efficacy using visual acuity, the current FDA guidance. Our current hypothesis is that our trials will be shorter than those for alternative treatments for this indication based on our assertion that this daily oral therapy is only effective during administration. Early indications also suggest that low dose danazol may also be efficacious in decreasing vascular permeability in the kidneys of diabetic patients and, therefore, potentially delaying the onset of diabetic nephropathy. Development of VasalocTM, another of our product candidates, as a separate indication is pending supportive data from the Optina trial and discussion with regulators.

In 2011, we supported an FDA exempted, investigator directed trial using commercially available danazol recompounded into a low dose danazol spray for the reduction of symptoms of allergic rhinitis. We believe that this study, though small (N=20), demonstrated the ability of danazol to reduce the edema (stuffiness) in the nasal mucosa. This study added to the experience of safety and efficacy in the treatment of edema in another tissue of the human body.

We believe Optina will be eligible for regulatory approval in the U.S. as a §505(b)(2) New Drug Application submission and in the EU under its “hybrid abridged” procedure. We plan to go to the FDA to discuss the regulatory pathway and structure of the clinical trials needed for approval in the second half of 2012.

The market size for DME is difficult to measure but the demographics suggest a large potential market exists. The American Diabetes Association reports that 20.8 million people in the U.S. have diabetes and another 54 million are pre-diabetic with 20% of type-2 diabetic patients having retinopathy when diagnosed. According to the World Health Organization, approximately 5 million individuals have diabetic retinopathy, accounting for 5 percent of world blindness. Over 360 million people worldwide are projected to have diabetes and its complications by 2030 with almost all patients with type-1 diabetes and more than 60% of patients with type-2 diabetes developing retinopathy. The International Diabetes Federation estimates that 285 million people around the world have diabetes and approximately 14% of people with diabetes have DME. According to the American Academy of Ophthalmology, the prevalence of DME increases to 29% for people with diabetes who use insulin for more than 20 years. By 2030, the incidence of diabetes is expected to rise to 438 million people worldwide, and the incidence of diabetes-related conditions like DME, diabetic retinopathy, and diabetic nephropathy are expected to continue to increase proportionately

If untreated, DME leads to moderate vision loss for one out of four people with diabetes over a period of three years and can lead to blindness over a period of seven years. Existing therapies for diabetic retinopathy, DME and the “wet” form of Age Related Macula Degeneration (“AMD”) include focal and grid laser therapy, which is the current standard of care, as well as photodynamic therapy, surgery, and intravitreal treatment, or IVT, using Lucentis, Avastin, or Macugen. Lucentis is costly compared to alternative injection therapies, while Avastin is currently approved only for cancer treatment and is being used off-label by ophthalmologists to treat DME and wet AMD. Macugen recently completed a Phase III trial in which subjects were given injections in the eye as often as every six weeks in both the first and second year of the trial, which resulted in patients gaining 5.2 letters of vision compared to 1.2 letters for patients receiving a sham injection. There are currently no oral medications available for treatment of DME and wet AMD. We believe OptinaTM has the potential to effectively treat DME and wet AMD without costly laser therapy and without requiring ongoing injections of pharmaceuticals in the eye. For these reasons, we believe OptinaTM represents a significant Phase II stage clinical opportunity.

Having developed over four decades of experience in human use worldwide, we believe OptinaTM has demonstrated an acceptable safety profile that supports treatment of diabetic eye disease. We anticipate that OptinaTM can be offered to patients in a variety of formulations, including oral tablets, extended release implants, local injections and topically as eye drops. These formulations can increase bioavailability to the eye, may increase patient compliance and could provide additional barriers to competition.

We have filed method of use and composition patent applications for OptinaTM in a variety of ocular and other indications in the U.S. and internationally. The patent portfolio strategy is to pursue protection for both the market areas we are pursuing and the clinical data being generated.

Zertane TM

Zertane TM is a new use for tramadol hydrochloride, which was approved by the FDA for marketing as a non-controlled analgesic in 1995. Based on the results of our Phase III clinical trial, which were announced in June 2011, we believe Zertane TM can be an effective oral medication to treat premature ejaculation (PE”) in men. PE is the most common form of male sexual dysfunction and has a major impact on the quality of life for many men and their partners. The market opportunity may be large and, depending on the definition used (less than one minute or less than two minutes), the incidence is estimated to be 3 to 23% of males suffering from PE. According to Australia’s Keogh Institute of Medical Research, PE is the most common sexual complaint in males. At present, no drug has been approved by the FDA for the treatment of PE. Only one product has been formally approved anywhere in the world for PE; Johnson & Johnson’s Priligy, an orally administered anti-depressant in the SSRI class, which has been approved in 25 countries outside of the US and is actively promoted in 14 of these countries.

We believe that our unique formulation has numerous advantages over uncontrolled use of the generic tramadol. First, we have obtained the rights to a patented orally disintegrating tablet (“ODT”) formulation which is under license from the manufacturer. The ODT formulation is convenient and has the potential to speed absorption. In addition, based on the extensive clinical trials conducted to date, we have identified the concentration we believe has maximum beneficial effect and the least side effects: 62 mg. Decreasing the dosage to 50 mg creates a small but significant increase in therapeutic failure. Increasing the dosage to 100 mg has no significant effect on preventing PE but significantly increases side effects such as erectile dysfunction. We also believe that the proposed packaging of an “F1” rated triple tablet blister pack significantly limits the risk of abuse and misuse as compared to the tramadol 30 tablet bottle. We believe that regulatory approval of ZertaneTM would greatly alleviate concerns of physicians or pharmacists who would like to provide tramadol for this condition. Not only does it create a regulated drug supply with accurate dosage, impurity and stability testing in an ODT format, it provides indication specific product insert sheets for patient information of how best to use it to get the greatest effect with the least risk.

Our Phase III clinical trial for ZertaneTM was a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of two doses of ZertaneTM for the treatment of PE. The study was conducted at 62 sites in 11 countries in Eastern and Western Europe and included 604 intent-to-treat patients. The clinical study demonstrated statistically significant efficacy and safety for Zertane in treating PE, utilizing co-primary endpoints of Intravaginal Ejaculatory Latency Time (IELT) and a Premature Ejaculation Profile (PEP). We are in the process of preparing our regulatory dossier for Zertane and expect to submit the dossier to the Australian regulatory authority, the TGA, in 2012. Assuming that we receive regulatory approval promptly thereafter, we would expect to begin generating revenues for Zertane beginning in mid to late 2013. In the second quarter of 2012 we also expect to request a pre IND meeting with the FDA.

We are actively seeking partners to help commercialize ZertaneTM in the US and worldwide. For example, in September 2011, we entered into a license, development and commercialization agreement with Daewoong Pharmaceuticals Co., Ltd., in South Korea, which grants the pharmaceutical company exclusive rights to market ZertaneTM in South Korea for the treatment of PE and for a combination drug to be developed, utilizing ZertaneTM and an erectile dysfunction drug. We are in discussions with other parties about other potential licensing and distribution opportunities

Pre-Clinical Pipeline

It has been widely reported that the average cost of developing a NME from discovery to launch is more the $800 million. However, this cost reflects failed research efforts, the estimated value of alternative investments, and is based also on the experience of a sample of large pharmaceutical firms. Our development strategy for NMEs is to obtain laboratory and animal study evidence that a drug is safe and effective enough for human test through rapid, low-cost preclinical proof-of-concept (“POC”) studies. Preclinical POC studies involve collecting pharmacokinetic, toxicology and safety data in a cost-effective and timely manner.

We believe that drugs derived from naturally-occurring peptides or that are analogues of previously approved drugs may have a higher chance of success in development. We have two classes of NMEs that have shown biological activity in the laboratory, including drug candidates that have been successfully tested for efficacy in animal models.

The first class of NMEs we are testing are nine compounds which are derivatives of methylphenidate, a drug approved for treatment of attention-deficit hyperactivity disorder, Postural Orthostatic Tachycardia Syndrome, and narcolepsy, most commonly known under the trade name Ritalin. Dr. Bar-Or has synthesized and applied for patents for these nine compounds which have demonstrated anti-angiogenesis and anti-metastasis properties. The methylphenidate derivatives are being considered for the treatment of Glioblastoma multiforme (a fatal brain cancer), inflammatory breast cancer and for autoimmune/inflammatory conditions, including ophthalmic disorders. We have also conducted early research into how copper chelating peptides, which would also be NME compounds, can be used to treat Acute Coronary Syndrome, or ACS, and strokes. Because of the nature and extent of clinical trials needed to obtain regulatory approval for NMEs, we will likely out-license these compounds to collaborators at an early stage in development.

In Vitro Diagnostics

Diagnostics serve a key role in the health value chain by influencing the quality of patient care, health outcomes and downstream resource requirements. From consumer-friendly at-home pregnancy and glucose monitoring tests to more complex automated laboratory-based systems, these tests are often first-line health decision tools. While diagnostics comprise less than 5% of hospital costs and about 1.6% of all Medicare costs, their findings are commonly believed to influence as much as 60-70% of health care decision-making. The value of diagnostics accrues not only to clinicians and patients, but to health care managers, third-party payers and quality assurance organizations that use diagnostic performance to measure and improve health care quality.

Oxidation-reduction potential is a tightly controlled bodily parameter, much like the vital signs routinely measured in medical practice – temperature, heart rate, respiratory rate, blood pressure and oxygen saturation of blood. Abnormal changes in oxidation-reduction potential are closely associated with poor outcomes in critically ill patients, including heart attack and pneumonia. Rapid results are essential for optimal treatment adjustments in critical care areas such as emergency and intensive care departments. Oxidation-reduction potential results may also help determine which patients are at high risk of early readmission at hospital discharge, especially patients with heart attack, heart failure, stroke, and pneumonia.

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

We are developing a handheld Oxidation-Reduction Potential (“ORP”) diagnostic device for use at home or in healthcare facilities that will measure the oxidants/antioxidant balances in human blood and plasma. The ORP device is intended to provide the first integrated measure of total oxidative stress status for clinical practice. This device is being developed as a battery-powered unit using a drop of whole blood (or plasma) exposed to disposable electrode strips to provide a rapid test result that will measure the redox balance in human blood.

The ORP device is currently being prototyped and the first prototypes are now being prepared for testing. We are developing a disposable electrode for use in the ORP device and have calibrated the device to measure oxidation reduction potential while taking into account various factors that may affect oxidative stress.

The pivotal clinical trials will use already available full patient samples of blood plasma to confirm efficacy with certain clinical indications and provide data for a 510(k) submission to the FDA. To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a device legally marketed in the U.S. for which a premarket approval application (“PMA”) was not required. We believe that there is a predicate device for ORP that was used to test the viability of organs for transplant. The FDA’s goal is to review and act on each 510(k) within 90 days of submission, but it may take longer based on requests for additional information by the FDA. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. We have several other research initiatives underway at this time. However, these initiatives are early-stage and are not yet capable of being assessed for commercialization.

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

During the discovery process, we review pertinent scientific literature and conduct searches of patent records in order to make a preliminary determination of patentability. As some of our product candidates are repositioned drugs, the nature and extent of potentially available patent protection is central to our development decisions. Although we are in early clinical testing of two NMEs, we also target discovery and development of new uses for approved drugs because these drugs are based on compounds or medicines already approved by the FDA and/or the EMEA. We believe these drug product candidates may receive faster regulatory approvals than NMEs, thus extending the period during which these product candidates will enjoy patent protection for commercialization.

In order to expedite regulatory approval and commercialization of our currently identified primary drug candidates, we are seeking clarity with the FDA and have filed or are preparing to file pre IND meeting requests. We plan also to outsource manufacturing, and, when deemed appropriate, to out-license to collaborators the rights to sell and market product candidates that receive regulatory approval within or outside the U.S. We may also opportunistically enter into agreements with collaborators prior to licensing that may be country, region or application specific and that may lead to sublicenses. Although such outsourcing may reduce income derived from any sales of approved products, our business model is premised on carefully controlling fixed overhead and development costs, creating a catalyst to value by identifying patent-protectable product candidates with significant commercial potential and clinical efficacy, and to advance those product candidates through clinical trials and the regulatory approval process in order to position an approved product for global market introduction by a licensee.

We believe there are a number of potential licensees for any products that receive regulatory approval, including pharmaceutical and biotechnology companies with substantial manufacturing facilities, established sales organizations, and significant marketing resources. If a product candidate receives regulatory approval and may have the potential to be successfully commercialized, we would evaluate our business model based on the current business and regulatory environments, with the possibility of shifting our business model and substantially increase our retained development activities, engage in manufacturing, or develop a sales and marketing organization. We intend to maximize shareholder value by strategically identifying, developing and advancing patent-protectable product candidates to the point that a compelling rationale exists for a collaborator to license any product receiving regulatory approval. If any of our product candidates are licensed to a collaborator, we may marginally increase our operating budget to conduct additional research, but we will intentionally continue to outsource clinical trials, manufacturing, and marketing to collaborators in order to meet our business objectives.

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

This process requires a substantial amount of time and financial resources which we currently do not possess. Even if we obtain financing that can be directed to the NME product candidate approval process, there is no assurance this process will result in the granting of an approval for any of our product candidates on a timely basis, if at all.

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

Fast Track Status and Orphan Drug

The FDA has developed “Fast Track” policies, which provide the potential for expedited review of an NDA. However, there is no assurance that the FDA will, in fact, accelerate the review process for a Fast Track product candidate if we submit a product for that review. Fast Track status is provided only for those new and novel therapies that are intended to treat persons with life-threatening and severely debilitating diseases where there is a defined unmet medical need, especially where no satisfactory alternative therapy exists or the new therapy is significantly superior to alternative therapies. During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. An accelerated approval process is potentially available to product candidates that qualify for this status and the FDA may expedite consultations and review of these experimental therapies. Further, an accelerated approval process is potentially available for product candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses.

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

Intellectual Property

As of December 31, 2011, we owned or were the exclusive licensee under thirteen issued United States patents, 47 U.S. pending patent applications, 86 issued international patents, and 140 pending international patent applications. The following tabulates the U.S. and international patents owned or licensed by us, including the jurisdiction for international issued patents, the expiration date, and the product candidate to which each relates.

Issued U.S. Patents

United States Patent No.	Expiration Date	Description

5,470,750	November 28, 2012	Assay for diagnosing appendicitis; unrelated to current product candidates

6,555,543	August 21, 2021	Ampion

6,615,162	January 18, 2022	Signal processing method and apparatus for reducing noise and enhancing resolution of signal data; unrelated to current product candidates

6,967,202	July 21, 2022	Method of synthesizing diketopiperazines

6,974,839	March 15, 2022	Zertane (method of use)

7,575,929	July 5, 2025	Diagnostic for multiple sclerosis (method claims)

7,592,304	May 25, 2022	Metal-binding peptides that bind CuI/II metal ions (method of use)

7,632,803	September 29, 2020	Metal-binding peptides that bind CuI/II metal ions (composition of matter)

7,732,403	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines (methods of use)

7,973,008	September 29, 2020	Metal-binding peptides that bind CuI/II metal ions (method of use)

7,982,008	July 31, 2024	Treatment of diseases and conditions mediated by increased phosphorylation (composition of matter)

8,017,728	September 29, 2020	Metal-binding peptides that bind CuI/II metal ions (method of use)

8,076,485	March 1, 2027	Methylphenidate derivatives (composition of matter)

Issued International Patents

Country or Region	Patent No.	Expiration Date	Description

Australia	2001279313	August 2, 2021	Ampion

China	01815837.4	August 2, 2021	Ampion

South Africa	2003/0934	August 2, 2021	Ampion

United Kingdom	2,382,346	August 2, 2021	Method of synthesizing diketopiperazines

Australia	2004241101	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines

New Zealand	542886	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines

New Zealand	576931	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines

Singapore	116214	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines

South Africa	2005/09184	May 14, 2024	Treatment of T-cell mediated diseases with diketopiperazines

Australia	2252361	March 15, 2022	Zertane

China	02809928.1	March 15, 2022	Zertane

Europe	1397126	March 15, 2022	Zertane (validated in Austria, Belgium, Cyprus,Denmark, Finland, France, Germany, Greece, Ireland, Italy, Lichtenstein, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland and United Kingdom, for a total of 20 issued patents)

Hong Kong	1068549	March 15, 2022	Zertane

Japan	4377585	March 15, 2022	Zertane

Mexico	244522	March 15, 2022	Zertane

New Zealand	528935	March 15, 2022	Zertane

Philippines	1-2003-500893	March 15, 2022	Zertane

Singapore	98942	March 15, 2022	Zertane

South Korea	10-0908350	March 15, 2022	Zertane

South Africa	2003/8067	March 15, 2022	Zertane

Europe	1845780	January 20, 2026	Methylphenidate derivatives (validated in Belgium, Croatia, Czech Republic, France, Germany, Hungary, Ireland, Italy, Netherlands, Poland, Romania, Slovenia, Spain, Sweden, Turkey and United Kingdom, for a total of 16 issued patents)

New Zealand	556456	January 20, 2026	Methylphenidate derivatives

Australia	770999	September 29, 2020	Metal binding peptides

Country or Region	Patent No.	Expiration Date	Description

India	233058	September 29, 2020	Metal binding peptides

Israel	148797	September 29, 2014 (can be renewed for six more years	Metal binding peptides

New Zealand	518266	September 29, 2020	Metal binding peptides

South Korea	10-1062041	September 29, 2020	Metal binding peptides

Australia	2003299568	November 25, 2023	Treatment of diseases and conditions mediated by increased phosphorylation

India	241239	November 25, 2023	Treatment of diseases and conditions mediated by increased phosphorylation

New Zealand	540767	November 25, 2023	Treatment of diseases and conditions mediated by increased phosphorylation

Australia	2003279761	October 2, 2023	Diagnosis of diseases using diketopiperazines and truncated proteins

Europe	1571970	October 2, 2023	Diagnosis of diseases using diketopiperazines and truncated proteins (validated in Belgium, Croatia, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Netherlands, Norway, Poland, Spain, Switzerland, Sweden and United Kingdom, for a total of 17 issued patents)

Japan	4674317	October 2, 2023	Diagnosis of diseases using diketopiperazines and truncated proteins

New Zealand	539735	October 2, 2023	Diagnosis of diseases using diketopiperazines and truncated proteins

Australia	2003 299933	October 2, 2023	Diagnosis of inflammation and ischemia using post-translationally modified proteins and peptides

New Zealand	539734	October 2, 2023	Diagnosis of inflammation and ischemia using post-translationally modified proteins and peptides

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

Our pending patent applications, or those we may file or license from third parties in the future, may not result in patents being issued. Until a patent is issued, the claims covered by an application for patent may be narrowed or removed entirely, thus depriving us of adequate protection. As a result, we may face unanticipated competition, or conclude that without patent rights the risk of bringing product candidates to market exceeds the returns we are likely to obtain. We are generally aware of the scientific research being conducted in the areas in which we focus our research and development efforts, but patent applications filed by others are maintained in secrecy for at least 18 months and, in some cases in the United States, until the patent is issued. The publication of discoveries in scientific literature often occurs substantially later than the date on which the underlying discoveries were made. As a result, it is possible that patent applications for products similar to our drug or diagnostic candidates may have already been filed by others without our knowledge.

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

Research and development costs were $6.6 million and $2.0 million in 2011 and 2010, respectively. Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Year Ended December 31, 2011 and 2010”.

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

Employees

As of February 9, 2012, we had 12 full-time employees and utilized the services of a number of consultants on a part-time basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

Corporate Information

Our principal executive offices are located at 5445 DTC Parkway, Suite 925, Greenwood Village, Colorado 80111 USA, and our phone number is (720) 437-6500.

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

We have experienced significant net losses since inception. As of December 31, 2011, we had an accumulated deficit of approximately $28.2 million. We expect our annual net losses to continue over the next several years as we advance development programs and incur significant clinical development costs.

We have not received, and do not expect to receive for several years, any revenues from the commercialization of our product candidates. We plan to seek licensing and collaboration arrangements, which may provide us with potential milestone payments and royalties and those arrangements, if obtained, will be our primary source of revenues for the next several years. For example, in September 2011, we entered into a license, development and commercialization agreement with a major Korean pharmaceutical company with respect to Zertane in South Korea, which provided for a $500,000 upfront payment and future milestone payments that are contingent upon achievement of regulatory approvals and cumulative net sales targets. We cannot be certain that this or other licensing or collaboration arrangements will be concluded, or that the terms of those arrangements will result in our receiving material revenues. To obtain revenues from product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

If we do not secure collaborations with strategic partners to test, commercialize and manufacture product candidates, we will not be able to successfully develop products and generate meaningful revenues.

A key aspect of our strategy is to selectively enter into collaborations with third parties to conduct clinical testing, as well as to commercialize and manufacture product candidates. We currently have only one collaboration agreement in effect, which relates to Zertane in South Korea. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. The current economic environment may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

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

For example, our former collaborator that licensed Zertane conducted clinical trials which we believe demonstrated efficacy in treating PE, but the collaborator undertook a merger that we believe altered its strategic focus and thereafter terminated the collaboration agreement. The merger also created a potential conflict with a principal customer of the acquired company, which sells a product to treat PE in certain European markets.

As we experienced in the above instance, collaboration agreements are generally terminable without cause on short notice. Once a collaboration agreement is signed, it may not lead to commercialization of a product candidate. We also face competition in seeking out collaborators. If we are unable to secure new collaborations that achieve the collaborator’s objectives and meet our expectations, we may be unable to advance our product candidates and may not generate meaningful revenues.

We will need additional funding and if we are unable to raise capital when needed, it would harm our product development and commercialization efforts.

We may require additional capital to fund our operations, including to:

•	continue to fund, or initiate funding for, clinical trials of Ampion and Optina;

•	prepare for and apply for regulatory approval for our product candidates;

•	commercialize Zertane, including regulatory and contract manufacturing;

•	further develop and assess the clinical utility of the oxidation reduction potential (ORP) diagnostic device, or the ORP device;

•	develop additional product candidates;

•	conduct additional clinical research and development;

•	pursue existing and new claims covered by intellectual property we own or license; and

•	sustain our corporate overhead requirements, and hire and retain necessary personnel.

Until we can generate revenue from collaboration agreements to finance our cash requirements, which we may not accomplish, we expect to finance future cash needs primarily through offerings of our debt or equity securities. We currently have only one collaboration agreement in effect, which relates to Zertane in South Korea.

We do not know whether additional funding will be available to us on acceptable terms, or at all. If we are unable to secure additional funding when needed, we may have to delay, reduce the scope, or eliminate development of one or more of our product candidates, or substantially curtail or close our operations altogether. Alternatively, we may have to obtain a collaborator for one or more of our product candidates at an earlier stage of development, which could lower the economic value of those product candidates to us.

Ampion, Optina and the ORP Device are currently undergoing, or are expected to undergo, clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure.

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

Our product development programs are at various stages of development. We continue to work toward completion and analysis of clinical trials for three primary products: Ampion, Optina and the ORP device. On October 13, 2011, we announced the completion of the treatment phase of our 60 patient Ampion trial for patients with moderate to severe osteoarthritis of the knee. On October 26, 2011, we released a preliminary summary analysis of the results. Based on these results, the Australian regulators have approved Ampion to be tested as a stand-alone therapy and the trial has been expanded to include two additional arms of the study: Ampion alone versus saline alone. On January 31, 2012 we announced the preliminary analysis of this trial which demonstrated positive results and suggested that Ampion may be a therapeutic alternative to steroids for osteoarthritis with a very favorable safety profile. We have filed a pre IND meeting request with the FDA to gain clarity and initiate definitive trial(s) in the second half of 2012. With respect to Optina, we previously signed a contract with St. Michael’s Hospital, Toronto, Canada, under which St. Michael’s will conduct a Phase II trial for our product candidate Optina for the treatment of diabetic macular edema, an early stage of diabetic retinopathy. In January 2011, St. Michael’s began enrolling patients in the trial and in February 2011, the first dose was administered to an enrolled patient. The Optina patient enrollment is continuing, and the results are expected to be available in the second quarter of

2012. Additionally, a proof of concept trial for allergic rhinitis utilizing a low dose of danazol, the main formulation of Optina, was completed and shown to support the mechanism of action. We also are now testing the prototype ORP device to measure oxidation and antioxidation levels in the blood. The ORP development project is ongoing and may be completed during the second quarter of 2012. Our Vasaloc drug candidate for diabetic nephropathy, which (like Optina) contains danazol, will be evaluated for clinical trial after completion and evaluation of the Optina trial.

An unfavorable outcome in one or more trials for Ampion, Optina or the ORP Device would be a major set-back for the development programs for these product candidates and for us. Due to our limited financial resources, an unfavorable outcome in one or more of these trials may require us to delay, reduce the scope of, or eliminate one of these product development programs, which could have a material adverse effect on us and the value of our common stock.

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

Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. We expect clinical trials of our product candidates could take from six to 24 months to complete, but the completion of trials for our product candidates may be delayed for a variety of reasons, including delays in:

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

Assuming successful completion of clinical trials, we expect to submit NDAs to the FDA at various times in the future under §505(b)(2) of the Food, Drug and Cosmetic Act, as amended, or the FDCA. NDAs submitted under this section are eligible to receive FDA new drug approval by relying in part on the FDA’s findings for a previously approved drug. The FDA’s 1999 guidance on §505(b)(2) applications states that new indications for a previously approved drug, a new combination product, a modified active ingredient, or changes in dosage form, strength, formulation, and route of administration of a previously approved product are encompassed within the §505(b)(2) NDA process. Relying on §505(b)(2) is advantageous because this section of the FDCA does not require us (i) to perform the full range of safety and efficacy trials that is otherwise required to secure approval of a new drug, and (ii) obtain a “right of reference” from the applicant that obtained approval of the previously approved drug. However, a §505(b)(2) application must support the proposed change of the previously approved drug by including necessary and adequate information, as determined by the FDA, and the FDA may still require us to perform a full range of safety and efficacy trials.

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

We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. For example, the clinical trial for Ampion is being conducted in Australia, the clinical trial for Optina is being conducted in Canada and the Zertane clinical trials were conducted in Europe. Depending on the results of clinical trials and the process to obtain regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we or any collaborators we secure seek marketing approvals for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit a European marketing authorization application, or MAA, to the European Medicines Agency, or EMEA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and can involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval. Obtaining regulatory approvals from health authorities in countries outside the U.S. is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country, and approval by foreign health authorities does not ensure marketing approval by the FDA.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed, our business will be harmed, and our stock price may decline.

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

The development of pharmaceutical products is capital-intensive. At December 31, 2011, we had cash of approximately $11.4 million. We have not received, and do not expect to receive for several years, any revenues from the commercialization of our product candidates. In March and April 2011, we obtained a total of $10.9 million in net proceeds from the sale of common stock in a private placement, and in December 2011, we obtained a total of approximately $8.5 million in net proceeds from the sale of common stock in a registered direct offering. We anticipate we will require significant additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	progress in, and the costs of, our preclinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for commercial production; and

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

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

Although we design and manage our current preclinical studies, we do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. For example, we contracted with St. Michael’s Hospital, Toronto, Canada, to perform clinical trials for Optina, and a contracted collaborator performed clinical trials for Zertane. We rely primarily on Trauma Research, LLC, a related party, to conduct preclinical studies and provide assessments of clinical observations.

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

We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. If any of our product candidates are approved by the FDA or other regulatory agencies for sale, we will need to contract with a third party to manufacture the product candidate in commercial quantities. While we believe there are a number of alternative sources available to manufacture our product candidates, if and when regulatory approvals are received, we may not be able to secure manufacturing arrangements on a timely basis when required, or at a reasonable cost. We cannot estimate any delay in manufacturing or unanticipated manufacturing costs with certainty but, if either occurs, our commercialization efforts may be impeded or our costs may increase.

Once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Any manufacturers with which we contract are required to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the launch of products based on our product candidates into the market. Failure by third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, revocation or suspension of marketing approval for any products granted pre-market approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and compounds and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary compounds, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. As of December 31, 2011, we owned or were the exclusive licensee under 13 issued United States patents, 47 U.S. pending patent applications, 86 issued international patents, and 140 pending international patent applications.

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

We periodically conduct searches to identify patents or patent applications that may prevent us from obtaining patent protection for our compounds or that could limit the rights we have claimed in our patents and patent applications. Disputes may arise regarding the source or ownership of our inventions. It is difficult to determine if and how such disputes would be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid, we will lose the ability to exclude others from making, using or selling the compounds or products addressed in those patents. In addition, compounds or products we may license may become important to some aspects of our business. We generally will not control the prosecution, maintenance or enforcement of patents covering licensed compounds or products.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of therapies that can address metabolic disorders, cancer, inflammation and other conditions, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. We have entered into non-compete agreements with certain of our employees, but the enforceability of those agreements is not assured.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

There is significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. In particular, there are many patents relating to repositioned drugs and chemical compounds used to treat metabolic disorders, cancer and inflammation. Some of these may encompass repositioned drugs or compounds that we utilize in our product candidates. If our development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented drugs or compounds. We may need to resort to litigation to enforce a patent issued to us, to protect our trade secrets, or to determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel or consultants formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

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

Risks Related to Our Common Stock

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

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, to a greater extent during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	any actual or perceived adverse developments in clinical trials for Ampion, Optina or the ORP device;

•	any licensee’s termination of a license, such as that experienced with Zertane in 2010;

•	any actual or perceived difficulties or delays in obtaining regulatory approval of any of our product candidates in the United States or other countries once clinical trials are completed;

•	any finding that our product candidates are not safe or effective, or any inability to demonstrate clinical effectiveness of our product candidates when compared to existing treatments;

•	any actual or perceived adverse developments in repurposed drug technologies, including any change in FDA policy or guidance on approval of repurposed drug technologies for new indications;

•	any announcements of developments with, or comments by, the FDA, the EMEA, or other regulatory authorities with respect to product candidates we have under development;

•	any announcements concerning our retention or loss of key employees, especially Dr. Bar-Or;

•

our success or inability to obtain collaborators to conduct clinical trials, commercialize a product candidate for which regulatory approval is obtained, or market and sell an approved product candidate;

•	any actual or perceived adverse developments with respect to our relationship with TRLLC;

•	announcements of patent issuances or denials, product innovations, or introduction of new commercial products by our competitors that will compete with any of our product candidates;

•	publicity regarding actual or potential study results or the outcome of regulatory reviews relating to products under development by us, our collaborators, or our competitors;

•	economic and other external factors beyond our control; and

•	sales of stock by us or by our shareholders.

The price of our stock may be vulnerable to manipulation.

In December 2011, our common stock was the subject of significant short selling efforts by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement.

Because our unrestricted public float (not subject to lockup restrictions) has been small relative to other issuers, previous short selling efforts have impacted, and may in the future continue to impact, the value of our stock in an extreme and volatile manner to the detriment of our shareholders and our Company. In addition, market participants with admitted short positions in our stock have published, and may in the future continue to publish, negative information regarding our Company and our management team on internet sites or blogs that we believe is inaccurate and misleading. We believe that the publication of this negative information has led, and may in the future continue to lead, to significant downward pressure on the price of our stock to the further detriment of our shareholders and our Company. These and other efforts by certain market participants to manipulate the price of our common stock for their personal financial gain may cause our stockholders to lose a portion of their investment, may make it more difficult for us to raise equity capital when needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase shares of our stock.

If we cannot continue to satisfy the NASDAQ Capital Market listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the NASDAQ Capital Market, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the NASDAQ Capital Market criteria for maintaining our listing, our securities could be subject to delisting. To qualify for continued listing on the NASDAQ Capital Market, we must continue to meet specific criteria, including the following:

•	The minimum bid price of our shares must be at least $1.00;

•	We must have at least 300 public shareholders (excluding officers, directors and beneficial holders of more than 10% of our outstanding shares);

•	We must have at least 500,000 publicly held shares;

•	The market value of our publicly held shares must be at least $1,000,000;

•

(i) Our stockholders’ equity must be at least $2,500,000; (ii) our market value of listed securities must be at least $35,000,000; or (iii) our net income from continuing operations must be at least $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years; and

•

We must have adopted the exchange’s mandated corporate governance measures, including maintaining a board of directors comprised of a majority of independent directors, an audit committee and compensation committee comprised solely of independent directors, and the adoption of a code of ethics, among other requirements.

If the NASDAQ Capital Market delists our securities, we could face significant consequences, including:

•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;

•	activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to the NASDAQ Capital Market rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Concentration of our ownership limits the ability of our shareholders to influence corporate matters.

As of December 31, 2011, our directors, executive officers and their affiliates beneficially owned approximately 25.4% of our outstanding common stock. These shareholders may control effectively the outcome of actions taken by us that require shareholder approval.

Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of Ampio.

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. These provisions include:

•	requiring supermajority shareholder voting to effect certain amendments to our certificate of incorporation and bylaws;

•	restricting the ability of shareholders to call special meetings of shareholders;

•	prohibiting shareholder action by written consent except in certain circumstances; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

Changing laws, regulations and standards relating to corporate governance, public disclosure and compliance practices, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Sarbanes-Oxley Act of 2002, and new SEC regulations, may create difficulties for companies such as ours in understanding and complying with these laws and regulations. As a result of these difficulties and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards has resulted in and may in the future result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We also expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Moreover, we may be unable to comply with these new laws and regulations on a timely basis.

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

We have no plans to pay dividends on our common stock.

We have no plans to pay dividends on our common stock. We generally intend to invest future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations our Board of Directors deem relevant. Any future credit facilities or preferred stock financing we obtain may further limit our ability to pay dividends on our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of February 9, 2012, we had 31,113,921 shares of our common stock outstanding. Of these shares, 8,667,905 shares of common stock were issued to former BioSciences shareholders in connection with the acquisition of BioSciences in March 2011. Subsequently, 194,116 of these shares were cancelled as a result of a settlement with three shareholders, resulting in 8,473,789 net shares outstanding. The net shares issued are free-trading, subject to the provisions of lock-up agreements under which such shareholders were prohibited from selling, pledging or hypothecating our common stock until December 31, 2011. On October 5, 2011, the Board of Directors of Ampio approved the commencement of a program under which certain of such former BioSciences shareholders voluntarily agreed to a six-month extension, from December 31, 2011 to June 30, 2012, of these lock-up restrictions. In consideration for agreeing to such extension, the former BioSciences shareholders who signed modified lock-up agreements have been permitted to sell up to 5% of their shares per month beginning September 15, 2011 and, effective immediately upon their establishing trading accounts that are approved by Ampio in order to permit administration and enforcement of the modified lock-up restrictions. The holders of approximately 54% of the net shares of Ampio common stock issued to former BioSciences shareholders signed modified lock-up agreements.

Another former BioSciences shareholder, holding the largest number of shares of Ampio common stock of all former BioSciences shareholders (approximately 18% of the 8,473,789 shares), has also signed a modified lock-up agreement extending restrictions on most (but not all) of such shareholder’s shares through June 30, 2012, with exceptions for certain third party transfers and/or pledges of the shares as collateral for a loan, where the lender has the right to recover the collateral and sell a portion of the shares in certain circumstances, including in the event that our stock price changes.

In the aggregate, approximately 72% of the 8,473,789 shares of Ampio common stock issued to former BioSciences shareholders are subject to modified lock-up agreements, with the remaining 28% of the 8,473,789 shares (approximately 2.4 million shares) being freely tradable.

Executive and non-executive officers of BioSciences who received stock as a result of the BioSciences acquisition, and executive and non-executive officers and employees of Ampio at the time of the acquisition, have signed lock-up agreements covering the shares of our common stock owned by such persons for a period through February 28, 2012. Of these individuals, each holder who currently owns more than 85,000 shares of Ampio common stock has agreed to extend these lock-up restrictions to July 15, 2012, subject to certain exceptions. In connection with his departure from the Company on January 9, 2012, the lock-up restrictions with respect to Don Wingerter Jr., our former Chief Executive Officer, will expire 90 days after the date of Mr. Wingerter’ s departure, on April 8, 2012.

Sales of a substantial number of shares of our common stock in the public market by existing stockholders whether upon the expiration of the above described lock-up agreements or otherwise, could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our headquarters in leased space in Greenwood Village, Colorado, for a monthly rental of approximately $8,500. The lease expires in July 2014. We anticipate that the lease can be renewed on terms similar to those now in effect.

Item 3. Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened legal or administrative proceedings in which we will become involved.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

On May 19, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “AMPE”. It was previously quoted on the Over-the-Counter Bulletin Board under the symbol “AMPE.OB.” The following table sets forth the high and low last reported sale price information for our common stock for each quarter for the past two fiscal years.

	Common Stock
	High	Low
First quarter 2010	$1.50	$1.50
Second quarter 2010	$4.50	$0.75
Third quarter 2010	$3.50	$1.00
Fourth quarter 2010	$3.00	$2.01
First quarter 2011	$8.75	$2.20
Second quarter 2011	$8.61	$2.80
Third quarter 2011	$9.19	$4.32
Fourth quarter 2011	$8.26	$3.77

As of February 2, 2012, there were of record approximately 1,650 holders of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Consolidated Financial Statements – Note 6 – Short Term Debt and Note 11 – Common Stock of this annual report on Form 10K.

Equity Compensation Plan Information

At the special meeting on March 1, 2010, our shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. On August 15, 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held December 3, 2011, the number of shares issuable under the 2010 Plan was further increased to 5,700,000. The following table displays equity compensation plan information as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,832,874	$1.74	1,551,887
Equity compensation plans not approved by security holders	—	—	—

Total	3,832,874	$1.74	1,551,887

Item 6.  (Removed and Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition Results of Operations

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

Overview

We are a development stage biopharmaceutical company engaged in discovering and developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation and male sexual dysfunction. We intend to develop proprietary pharmaceutical drugs and diagnostic products which capitalize on our intellectual property that includes assigned patents, pending patent applications, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repositioned drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

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

In March 2010, Life Sciences was merged with a subsidiary of Chay Enterprises, Inc., a publicly-traded company then traded on the OTC Bulletin Board. Chay Enterprises had minimal operations prior to the time of this merger, and like similar entities was referred to as a public shell. As a result of this merger, Life Sciences shareholders became the controlling shareholders of Chay Enterprises and the former sole officer and director of Chay Enterprises appointed a majority of our current management team to their present positions. We were reincorporated in Delaware at that time as Ampio Pharmaceuticals, Inc. and commenced trading on the OTC Bulletin Board as Ampio Pharmaceuticals, Inc. in late March 2010 following approval from FINRA and the assignment of a new trading symbol. On May 19, 2011, our common stock commenced trading on the NASDAQ Capital Market under the symbol “AMPE”, at which time our common stock ceased trading on the OTC Bulletin Board.

On March 23, 2011, Ampio acquired all of the outstanding stock of BioSciences for 8,667,905 shares of Ampio common stock (the “merger stock”). Ampio acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for PE. The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. All shares were subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. Certain of these lock-up agreements were modified after September 30, 2011. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement. On June 17, 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During 2011, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. On December 31, 2011 the remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders. All shares donated back, relinquished and escrow shares awarded to Ampio have been cancelled.

Business Update/Financing Activities

On February 28, 2011, we issued an aggregate of 1,281,852 shares of our common stock in retirement of the convertible debentures issued to 21 holders of such debentures. The convertible debentures were previously issued in three tranches. The first tranche consisted of $430,000 in principal amount issued in August 2010 to two directors and an affiliate of one of those directors. The second tranche consisted of $1.38 million in principal amount issued in October, November and December 2010 to 19 unaffiliated holders (seven of whom were already our shareholders), and the third tranche in January 2011 was an increase of $382,000 in principal amount of debentures purchased by five holders who originally purchased debentures in November 2010. The principal amount of the debentures and accrued interest were converted into our common stock at $1.75 per share. Debentures held by two directors and an affiliate of one director were converted on the same terms as debentures held by unaffiliated parties. The debenture holders were collectively issued warrants to purchase 256,389 shares of our common stock as additional consideration for the purchase of the debentures. Those warrants are exercisable at $1.75 per share.

On March 31, April 8 and April 18, 2011, Ampio closed private placements of its common stock (the “2011 Private Placement”). A total of 5,092,880 shares of common stock were issued resulting in gross proceeds of $12,732,200, of which the Company received net proceeds of $10,916,538, after placement agent commissions, non-accountable expenses and other offering costs. The placement agent also received 509,288 warrants valued at $888,664 in connection with the closing. We applied a portion of the private placement proceeds in March and April 2011 to pay accrued expenses, to pay accrued salaries owed to certain of our officers, to reduce accounts payable, and to repay a $100,000 promissory note to Michael Macaluso, our chief executive officer and chairman of the board.

On September 8, 2011, Ampio entered into a license, development and commercialization agreement, effective as of August 23, 2011, with a major Korean pharmaceutical company, Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”). The agreement grants Daewoong exclusive rights to market Zertane in South Korea for the treatment of PE and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug. Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $417,500 after withholding of Korean tax. The $500,000 payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 will be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio may earn royalty payments equal to 25% of net sales in excess of the transfer price of the Zertane product.

On September 30, 2011 Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission.

On December 2, 2011, Ampio entered into a $2,000,000 Asset Purchase Agreement with Valeant International (Barbados) SRL (formerly Biovail Laboratories International) (“Valeant”). The agreement provides for the sale and transfer by Valeant to Ampio of all of Valeant’s rights, title and interest in and to a license agreement containing patented technology, certain specified data, information, manufacturing rights and know-how relating to an ODT formulation for Zertane, including samples of the Zertane product. This Product License is a major component for documenting the manufacturing process for regulatory approval and accelerating the timeline for commercialization of Zertane.

On December 27, 2011, Ampio completed a registered direct offering of its common stock A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084 of which Ampio received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

The net proceeds of the 2011 offerings have been or will be used for general corporate purposes and working capital, including completion of the Ampion and Optina clinical trials and costs related to the regulatory approval and commercialization of Zertane.

Management Update

Effective January 9, 2012, at the request of Donald B. Wingerter, Jr., Chief Executive Officer, Ampio granted a compassionate leave to him from all his duties as CEO, member of the Board of Directors and as an employee. Ampio’s Chairman of the Board, Michael Macaluso, was appointed Chief Executive Officer concurrent with Mr. Wingerter’s departure.

Lockups

On October 5, 2011, the Ampio Board of Directors approved a modified lock-up program under which certain former BioSciences stockholders who voluntarily agreed to a six-month extension of existing lock-up restrictions to June 30, 2012, would be permitted to sell up to 5% of their shares per month effective September 15, 2011 and immediately upon their establishing trading accounts that are approved by Ampio. The holders of approximately 54% of the total 8,473,789 net merger shares agreed to these terms. In addition, a group holding approximately 18% of the merger stock, have agreed to a lock-up that allows them to collateralize a loan provided that shares cannot be sold unless the share price falls below a defined floor or, if not used as collateral, allows the monthly sale of 5% of the holdings beginning January 15, 2012 through June 30, 2012.

In addition, executive officers and directors of BioSciences and Ampio agreed to lock-up restrictions expiring on February 28, 2012. In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares agreed to extend their existing lock-up restrictions until July 15, 2012, but they will not be prohibited from selling a pro rata portion of their holdings of a total of up to 1,000,000 shares for all selling stockholders should Ampio decide to sell stock in a future public offering

Known Trends or Future Events; Outlook

We have not generated any significant revenues and have therefore incurred significant net losses totaling $28.2 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Unless we secure a collaborator for one or more of our product candidates and generate substantial license revenues, we will need additional capital in order to continue to implement our business strategy. Although we have raised capital in the past and raised net proceeds of $19.4 million through the sale of common stock in 2011, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners, such as the license agreement entered into in September 2011 with a major Korean pharmaceutical company.

At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on obtaining regulatory approval for Zertane and advancing the clinical trials of Ampion and Optina, and the development of the ORP device, we anticipate that we will make determinations on an ongoing basis as to which product candidates to pursue and how much funding to direct to each product candidate in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. Our current trial for Optina, which contains repurposed danazol, is primarily focused on diabetic macula edema. Our Vasaloc drug candidate, which also contains danazol, for diabetic nephropathy will be evaluated for clinical trial after completion and evaluation of the Optina trial. The Ampion trial is currently focused on osteoarthritis in the knee. The treatment phase of this first Ampion trial is completed and we are proceeding with an expanded stand-alone therapy with Ampion alone versus saline alone. On January 31, 2012 we announced the preliminary analysis of this trial which demonstrated positive results, suggesting that Ampion may be a therapeutic alternative to steroids for osteoarthritis with a very favorable safety profile. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-

lived assets, fair value of our derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice unless we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. Legal and related costs which do not meet the above criteria will be expensed as incurred. The $500,000 fair value of the Zertane patents acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years.

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the March 2011 business combination of BioSciences. The $7,500,000 recorded was based on an independent third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed for impairment annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be amortized over its estimated useful life.

Product Technology License

Ampio acquired a Product Technology License for an orally disintegrating table (“ODT”) formulation for Zertane. The $2 million license/asset purchase was expensed since the ODT formulation has not been petitioned for regulatory approval and the license does not have an alternative future use.

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

Results of Operations—Year Ended December 31, 2011 and 2010 See Notes to Consolidated Financial Statements.

Results of operations for the years ended December 31, 2011 and 2010 reflected losses of $18.4 million and $8.1 million, respectively. These losses include non-cash charges related to derivative expense, stock based compensation and losses on the fair value of debt instruments in the amount of $9.1 million in 2011 and $4.4 million in 2010.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $18,750 license revenue recognized in 2011 represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Year Ended December 31,
	2011	2010
Labor	$1,364,000	$889,000
Patent costs	962,000	399,000
Stock-based compensation	316,000	381,000
Clinical trials and sponsored research	1,694,000	239,000
Technology license	2,000,000	—
Consultants	312,000	64,000

	$6,648,000	$1,972,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. The increase in expenses in 2011 relates to our primary product candidates as we began Ampion and Optina clinical trials early in 2011and acquired a $2,000,000 product technology license related to our Zertane product. We also continued to maintain and strengthen our patent portfolio on our primary product candidates. Labor costs increased as a result of several employees having job responsibilities change from administrative to research and development.

General and Administrative

General and administrative costs are summarized as follows:

	Year Ended December 31,
	2011	2010
Labor	$888,000	$775,000
Stock-based compensation	1,641,000	2,715,000
Professional fees	656,000	863,000
Occupancy, travel and other	932,000	225,000
Directors fees	387,000	154,000

	$4,504,000	$4,732,000

Professional fees consist primarily of legal, audit and accounting costs, costs related to the Chay Enterprises merger, public company compliance costs, and consulting related to capital formation. Labor consists of compensation costs attributable to our administrative employees. The decrease in expenses in 2011 relates primarily to decreased stock-based compensation offset principally by increases in outside directors’ fees and occupancy, travel and other resulting from expansion of operations. The director fees resulted from the adoption of a compensation plan for independent directors in August 2010. With the acceleration of research and development, job responsibilities of several existing employees changed from administrative functions so that the costs associated with those employees were more appropriately allocated to research and development beginning April 1, 2011.

Derivative Expense

We recorded $1.6 million and $1.4 million in non-cash derivative expense in 2011 and 2010, respectively, in connection with our hybrid financial instruments consisting of debentures and related warrants. The expense relates to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

Unrealized loss on fair value of debt instruments

We recorded $5.6 million in non-cash unrealized loss on fair value of debt instruments in the first quarter of 2011. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 28, 2011, when the debentures were converted.

Foreign income tax expense

The $82,500 of foreign income tax expense is the amount of Korean income taxes withheld in connection with the $500,000 payment received for the signing of the license agreement with the Korean pharmaceutical company.

Net Cash Used in Operating Activities

During 2011 our operating activities used approximately $9.1 million in cash. The use of cash was significantly lower than the $18.4 million net loss, primarily as a result of non-cash charges for stock based compensation, and derivative and unrealized loss on fair value of debt instruments of $9.2 million. Net cash used in operating activities included the receipt of revenue to be recognized over a ten year period, but was offset by the payment of deferred salaries.

During 2010 our operating activities used approximately $2.6 million in cash. The use of cash was significantly lower than the $8.1 million net loss, primarily as a result of non-cash charges of $3.1 million for common stock issued for services and stock based compensation, and derivative expense of $1.4 million. Net cash used in operating activities was also lower as a result of $1.0 million related to changes in non-cash working capital, primarily an increase in accounts payables of $385,000 relating to professional fees and other expenses, an increase in accrued salaries and other liabilities of $453,000 resulting from deferral of salaries by our management team and fees by our directors, and an increase of $194,000 representing funds advanced from BioSciences.

Net Cash from Financing Activities

Net cash provided by financing activities in 2011 was $20 million. During the year, Ampio completed private placement and registered direct offerings, with net proceeds of $19.4 million, debentures were issued for $382,000, options exercised of $109,045 and warrants exercised of $155,171. We also received a repayment of $22,660 related to the stockholders advances made in 2010.

Net cash provided by our financing activities was $3.2 million for 2010. During 2010, Ampio received $2.0 million in loans from related parties and debentures and approximately $1.4 million from the sale and subscription of common stock. Immediately prior to the Chay merger, we made advances of $150,183 to stockholders who were also executive and non-executive officers of Ampio. Those advances are non-interest bearing and due on demand. Pursuant to the terms of the Chay merger agreement, we were also required to place $125,000 in restricted cash into an escrow account, all of which was released during 2010. The escrow terminated on December 31, 2010 under the terms of the agreement with Chay.

Liquidity and Capital Resources

At December 31, 2011, Ampio had cash of $11,362,000 and payables of $631,000.

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. In the years ended December 31, 2011, we used net cash in operating activities of $9.1 million and inception to date of $13.1 million. During 2011, we funded our operations through sales of common stock and debt securities. The net proceeds of these activities in 2011 were $19.8 million. Cash on hand at December 31, 2011 was $11.4 million.

We have prepared a budget for 2012 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $450,000 and $500,000 per month. Additional funds in the range of $150,000 per month are planned for regulatory approvals, completion of clinical trials, and planning for commercialization of Zertane. We expect our cash reserves to last into the third or fourth quarter of 2013. To the extent we decide to further expand our clinical trials, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Recently Issued Accounting Pronouncements

New accounting pronouncements to be adopted

In May, 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): The guidance is designed to achieve fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The amendments are effective for Ampio beginning in the first quarter of 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on Ampio’s consolidated financial statements.

Impact of Inflation

In general, we believe that, as a development stage company, our operating expenses can be negatively impacted by increases in the cost of clinical trials due to inflation and rising health care costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Our business is not currently subject to material market risk related to financial instruments, equity or commodities.

Item 8. Financial Statements and Supplementary Data

Our Financial Statements and Supplementary Data are incorporated by reference to Item 15 of Part IV, “Index to Financial Statements” at page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Ehrhardt Keefe Steiner & Hottman PC, the independent registered public accounting firm, that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein at F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of February 9, 2012.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	60	Chief Executive Officer and Chairman of the Board

Mr. Macaluso founded Life Sciences and has been a member of board of directors of Life Sciences, our predecessor, since its inception. Mr. Macaluso has also been a member of our Board of Directors since the merger with Chay Enterprises in March 2010 and our Chief Executive Officer since January 9, 2012. Mr. Macaluso was appointed president of Isolagen, Inc. (AMEX: ILE) and served in that position from June 2001 to August 2001, when he was appointed chief executive officer. In June 2003, Mr. Macaluso was re-appointed as president of Isolagen and served as both chief executive officer and president until September 2004. Mr. Macaluso also served on the board of directors of Isolagen from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm.

Mr. Macaluso’ s experience in executive management and marketing within the pharmaceutical industry, monetizing company opportunities, and corporate finance led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

				March 2010

David Bar-Or, M.D.	63	Chief Scientific Officer and Director

Dr. Bar-Or has served as our chief scientific officer since March 2010. Dr. Bar-Or also served as our chairman of the board from March 2010 until May 2010. From April 2009 until March 2010, he served as chairman of the board and chief scientific officer of Life Sciences. Dr. Bar-Or is currently the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, and St. Anthony’s Hospital, Denver, Colorado. Dr. Bar-Or is principally responsible for the patented and proprietary technologies acquired by us from BioSciences in April 2009, having been issued over 50 patents and having filed or co-filed almost 120 patent applications. Dr. Bar-Or has authored or co-authored over 80 peer-reviewed journal articles and is the recipient of the Gustav Levi Award from the Hadassah/Mount Sinai Hospital, New York, New York, the Kornfield Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award for the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, and undertook post-graduate work at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified.

Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement in researching and developing our product candidates, and leadership role in his hospital affiliations led to the conclusion of our board that he should serve as a director of our company in light of our business and structure.

				March 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Dr. Vaughan L. Clift	50	Chief Regulatory Affairs Officer	Dr. Clift has been employed by us since March 2010 and was employed by Life Sciences from May 2009 until March 2010. From 2005 to 2009, Dr. Clift was the chief executive officer of Detectachem LLC, a Houston, Texas-based manufacturer of a hand-held explosive and narcotics detection device. Dr. Clift was the Vice President of Operations for Isolagen from 2002 until 2005. From January 2001 to May 2002, Dr. Clift researched home oxygen therapy systems while developing an oxygen system for NASA. From July 1997 to January 2001, he was Chief Scientist of DBCD, Inc., a medical device company that manufacturers a range of blood diagnostic products for the human and veterinary market. From May 1992 to June 1997, Dr. Clift was Chief Scientist for the Science Payload Development, Engineering and Operations project at Lockheed Martin’s Human Spaceflight Division. Dr. Clift has received a number of international and federal awards and was nominated as one of NASA’s top ten inventors in 1995.	—

Philip H. Coelho(1)(2)(3)	68	Director

Mr. Coelho is the CEO and President of Synergenesis, Inc., a firm inventing and commercializing products that harness stem and progenitor cells derived from the patient’s own body to treat human disease. Prior to founding Synergenesis in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp., a medical products company he founded in 1986 that focused on the regenerative medicine market. From 1989 through July 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho currently also serves as a member of the board of directors of two Nasdaq-listed companies, Catalyst Pharmaceuticals Partners, Inc. (since October 2002), and Mediware Information Systems, Inc. (from December 2001 until July 2006, and commencing again in May 2008). Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 30 U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical homeostasis.

Mr. Coelho’s long tenure as a chief executive officer of a public medical device company, as director of a public pharmaceutical company, prior and current public company board experience, and knowledge of corporate finance and governance as an executive and director, as well as his demonstrated success in developing patented technologies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

				April 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Richard B. Giles(1)(2)(3)	62	Director

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

				August 2010

David R. Stevens, Ph.D.(1)(2)	62	Director

Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens is currently Executive Chairman of Cedus, Inc., a privately-held biopharmaceutical company. In addition, Dr. Stevens serves as a director of Poniard Pharmaceuticals, Inc., a NASDAQ-listed biopharmaceutical company focused on the development and commercialization of cancer therapeutics, where he has been a member of the board of directors since May 2004. Dr. Stevens is a member of the nominating and corporate governance committee, and the audit committee, of Poniard Pharmaceuticals. Dr. Stevens is also a board member of Micro-Imaging Solutions, LLC, a privately-held medical device company, and Aqua Bounty Technologies, Inc., a biotechnology firm listed on the AIM market of the London Stock Exchange. He formerly served as a board member of Advanced Cosmetic Intervention, Inc., a privately-held medical device company, from August 2006 through April 2008, at which time ACI was sold. Following the sale and through May 2011, Dr. Stevens served as the trustee of the ACI Liquidating Trust. He was an advisor to Bay City Capital LLC, a life sciences venture capital fund, from 1999 to 2006. Dr. Stevens was previously president and chief executive officer of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1985 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in comparative pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.

Dr. Stevens has worked in the pharmaceutical and biotechnology industries since 1978. Dr. Stevens’ experience in executive management in the pharmaceutical industry, prior and current public company board experience, and knowledge of the medical device industry led to the conclusion of our Board that he should serve as a director of our company in light of our business structure.

				June 2011

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Mark D. McGregor	70	Chief Financial Officer	Mark D. McGregor has been employed by us since April 2011. Mr. McGregor is a certified public accountant with over 30 years’ financial experience in a variety of industries. Mr. McGregor served in various financial capacities with Louisville, Colorado-based Storage Technology Corporation, or StorageTek, from February 1985 until October 2005. During this period, Mr. McGregor held three positions with StorageTek, including director of revenue management (1985-1987), assistant corporate controller (1987-1993), and vice president, corporate treasurer and corporate development (1993-2005). In these positions, Mr. McGregor’s responsibilities included treasury and risk management, developing financial strategic plans, cash management and investments, managing foreign currency and interest rate exposures, credit provider and credit rating agency relations, and insurance risk management. His responsibilities also included corporate and international consolidation and reporting, SEC and management reporting, financial integration, disbursements operations, evaluating potential acquisitions, conducting financial due diligence, negotiating credit line provisions to promote operating flexibility, optimizing capital structures, and implementing stock buy-back programs to enhance stockholder value. Mr. McGregor was directly involved in two divestitures and four acquisitions while with StorageTek, in addition to leading the deal team in connection with the sale of StorageTek to Sun Microsystems in 2005. After leaving StorageTek, Mr. McGregor served as the chief financial officer of Integrated Management Information, Inc., or IMI, from February 2006 to November 2007. IMI is a publicly-traded provider of identification, verification and communications solutions for the agriculture, livestock, and food industries based in Castle Rock, Colorado. Since retiring as chief financial officer of IMI in November 2007, Mr. McGregor has been engaged part-time in the real estate business as an agent with Keller Williams Realty in Castle Rock, Colorado. He began his career with Price Waterhouse, now PricewaterhouseCoopers LLP, where he spent 13 years with the Audit Department. Mr. McGregor holds a BBA degree in accounting from Texas A&M University and served in the United States Army from 1964 to 1966, where he attained the rank of First Lieutenant.

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors or executive officers. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our chief scientific officer and a director. Barbara Giles, a non-executive employee, is the spouse of Richard B. Giles, one of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of it equity securities to file certain reports with the SEC with respect to ownership and changes in ownership of the Common Stock and our other equity securities. Prior to our listing on the NASDAQ Capital Market, our common stock was registered pursuant to Section 15(d) of the Exchange Act and, accordingly, our executive officers, directors and greater than 10% stockholders were not subject to the obligation to file Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act. Upon our listing on the NASDAQ Capital Market, our executive officers, directors and greater than 10% shareholders became subject to the filing obligations described in Section 16(a).

On September 27, 2011, each of our executive officers and directors filed Form 3’s pursuant to Section 16(a) of the Exchange Act. These reports were not timely filed. Except in the case of Dr. Stevens, the reports were due on the effective date of the Company’s registration statement on Form 8-A registering the Company’s common stock under Section 12 of the Exchange Act, which effective date was May 18, 2011. Because Dr. Stevens was appointed to the Board on June 8, 2011, his initial Form 3 was due on June 20, 2011. On September 27, 2011, Dr. Stevens also filed a Form 4 pursuant to Section 16(a) of the Exchange Act with respect to the grant to Dr. Stevens by the Company of (i) an option to purchase 100,000 shares on July 25, 2011 and (ii) an option to purchase 25,000 shares on August 29, 2011. These reports were not timely filed. The reports were due on the second business day following the date of grant of the respective stock option.

Other than as described above, none of our executive officers or directors engaged in any transaction that would have been required to be reported under Section 16(a) of the Exchange Act during the period starting on the date the reports were originally due and ending on the date such reports were filed. To our knowledge, no shareholder beneficially owns more than 10% of our Common Stock.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all of our employees, officers and directors. The code is available on our web site, www.ampiopharma.com, under the “Investor Relations” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Meetings

During the year ended December 31, 2011, there were held (i) thirteen meetings of the Board of Directors, (ii) nine meetings of the Audit Committee, (iii) eight meetings of the Compensation Committee, and (iv) three meetings of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

Annual Meeting Attendance, Executive Sessions and Shareholder Communications

Commencing January 1, 2011, our policy has been that directors attend the annual meeting of stockholders. We previously did not have a policy concerning director attendance at annual meetings. Commencing January 1, 2011, our policy has been that our non-employee directors are also required to meet in separate sessions without management on a regularly scheduled basis four times a year. Generally, these meetings are expected to take place in conjunction with regularly scheduled meetings of the Board throughout the year.

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

In addition, we are not engaged in, nor are we aware of any pending or threatened, litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for us at that time. Our current chairman, Michael Macaluso, was appointed our chief executive officer effective January 9, 2012. Mr. Macaluso has served as a member of our Board since March 2010, and has been a member of the Board of Directors of Life Sciences from December 2009.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect our business as a whole, including operational matters. The Audit Committee is responsible for oversight of our accounting and financial reporting processes and also discusses with management our financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Nominating and Governance Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by us. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee and Nominating and Governance Committee all operate under charters approved by our Board of Directors, which charters are available on our website.

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

The members of our Audit Committee are Messrs. Giles, Coelho and Stevens. Mr. Giles is our Audit Committee chairman and was appointed to our Audit Committee on August 10, 2010. Our Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board of Directors has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NASDAQ Capital Market and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of SEC rules and regulations, and applicable requirements of the NASDAQ Capital Market.

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

The members of our Compensation Committee are Messrs. Coelho, Giles and Stevens. Mr. Coelho is the chairman of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the IRC, and satisfies the independence requirements of the NASDAQ Capital Market. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of the NASDAQ Capital Market and SEC rules and regulations.

Our Compensation Committee and our Board of Directors have not yet established a succession plan for our chief executive officer.

In fulfilling its responsibilities, the Committee is permitted under the Compensation Committee charter to delegate any or all of its responsibilities to a subcommittee comprised of members of the Compensation Committee or the Board, except that the Committee may not delegate its responsibilities for any matters that involve compensation of any officer or any matters where it has determined such compensation is intended to comply with Section 162(m) of the Code or is intended to be exempt from Section 16(b) under the Exchange Act pursuant to Rule 16b-3 by virtue of being approved by a committee of independent or nonemployee directors.

Nominating and Governance Committee. Our Nominating and Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors. The Nominating and Governance Committee is responsible for, among other things:

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

The members of our Nominating and Governance Committee are currently Messrs. Giles and Coelho. Mr. Coelho is the chairman of our Nominating and Governance Committee. Our Board of Directors has determined that each member of our Nominating and Governance Committee is independent within the meaning of the independent director guidelines of the NASDAQ Capital Market.

Our Board of Directors may from time to time establish other committees.

Non-Management Director Compensation

Prior to the merger with Chay Enterprises in March 2010, our predecessor did not pay any director fees. Following the August 2010 appointment of Mr. Giles to the Board of Directors and the establishment of board committees, our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, as the case may be:

	Committee or Committees	Cash Compensation	Common Stock
Board Annual Retainer:
Chairman		$20,000
Each non-employee director		10,000

Board Meeting Fees:
Each meeting attended in-person		$1,000
Each meeting attended telephonically or via web		500

Committee Annual Retainer:
Chairman of each committee	Audit; Compensation; Nominating and Governance	$20,000
Each non-chair member	Audit	12,000
Each non-chair member	Compensation; Nominating and Governance	10,000

Committee Chairman Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$2,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	1,500

Committee Member Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$1,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	1,000

Annual Restricted Stock Award:			$10,000

Director Compensation for 2011

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash		Stock Option Awards (1)(2)	All Other Compensation	Total
Michael Macaluso 2011	$151,500	(3)	$—	$—	$151,500
Philip H. Coelho 2011	173,800	(4)	271,884	—	445,684
Richard B. Giles 2011	143,333	(5)	271,884	—	415,217
David R. Stevens, Ph.D. 2011	72,200		429,444	—	501,644

(1)	The amounts in this column reflect the grant date fair values of the stock awards based on the last reported sale price of the common stock at the dates of grant. Please see Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 12 – Stock-Based Compensation.”
(2)

At December 31, 2011, Messrs. Macaluso, Coelho, Giles Stevens held options to acquire 550,000, 340,554, 400,000 and 125,000 shares of common stock, respectively. At December 31, 2010, Messrs. Macaluso, Coelho and Giles held options to acquire 550,000, 225,000 and 250,000 shares of common stock, respectively. Dr. Stevens joined the Board in June, 2011. Mr. Coelho exercised 34,446 of his options in 2011.

(3)	Includes $61,500 earned in 2010 but paid in 2011.
(4)	Includes $58,000 earned in 2010 but paid in 2011.
(5)	Includes $34,333 earned in 2010 but paid in 2011.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2011 and 2010, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position	Year	Salary		Bonus	Stock Award	Option Award (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald B. Wingerter, Jr., former Chief Executive	2011	$242,500		$71,250	$—	$—	$—	$—	$—	$313,750
Officer(6)	2010	145,333		29,000	—	385,179	—	—	—	559,512
David Bar-Or, M.D.
Chief Scientic Officer and Former	2011	281,875	(2)	5,000	—	—	—	—	—	286,875
Chairman	2010	227,500	(3)	—	—	451,968	—	—	—	679,468
Vaughan Clift, M.D.
Chief Regulatory Affairs Officer	2011	228,003	(4)	5,000	—	—	—	—	—	233,003
	2010	198,000	(5)	29,500	—	235,669	—	—	—	463,169
Mark D. McGregor
Chief Financial Officer	2011	111,932		5,000	—	155,420	—	—	—	272,352
since April, 2011

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 12 – Stock-Based Compensation.”
(2)	Excludes $85,313 in salary deferred by Dr. Bar-Or in prior years paid in 2011.
(3)	Includes $68,250 in salary deferred by Dr. Bar-Or at December 31, 2010.
(4)	Excludes $42,333 in salary deferred by Dr. Clift at December 31, 2010 paid in 2011.
(5)	Includes $42,333 in salary deferred by Dr. Clift at December 31, 2010.
(6)	Mr. Wingerter departed the Company on January 9, 2012.

The above-noted salary deferrals were necessitated by our limited financial resources in 2010. All deferred salaries were paid in 2011.

Our executive officers will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2011:

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Numer of Securities underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Eqauity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
		(#)	(#) (1)	(#)	($)		(#)	($)	(#)	($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Named Executive Officers
David Bar-Or, M.D.	(1)	466,667	233,333	—	$1.03	8/12/2020	—	—	—	—
Mark D. McGregor	(2)	50,000	50,000	—	2.50	4/4/2021	—	—	—	—
Vaughan Clift, M.D.	(3)	243,333	121,667	—	1.03	8/12/2020	—	—	—	—
Donald B. Wingerter, Jr., former chief executive officer	(3)	400,000	200,000	—	1.03	8/12/2020	—	—	—	—

(1)	Unexercisable option becomes exercisable by its terms on August 12, 2012.
(2)	Unexercisable option becomes exercisable by its terms on April 4, 2012
(3)	Unexercisable option become exercisable by its terms pm August 12, 2012 or, pursuant to an amendment of employment terms effective May 31, 2011, upon termination if without Cause or for Good Reason.

Employment Agreements

In August, 2010, we entered into employment agreements with Mr. Wingerter, our former chief executive officer, Dr. David Bar-Or, our chief scientific officer, and Dr. Vaughan Clift, our chief regulatory affairs officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011 and Mr. Wingerter’s employment agreement was amended on May 26, 2011. The terms of the employment agreements with Mr. Wingerter, Dr. Bar-Or, and Dr. Clift are substantially identical except as noted below. Each agreement has an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or, and $250,000 for Dr. Clift, which automatically increased from annual salaries of $227,500, and $198,000, respectively, following our completion of a financing in March and April of 2011.

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board of Directors based on individual achievement and company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining a successful phase 2 clinical trial for a drug to treat diabetic retinopathy, (ii) preparation and compliance with a fiscal budget, (iii) the launch of a second clinical trial for an additional product approved by the Board of Directors, (iv) the sale of intellectual property not selected for clinical trials by the Company at prices, and times, approved by the Board of Directors and (v) making significant scientific discoveries acceptable to the Board of Directors. The targeted amount of each officer’s annual bonus shall be 50% of the applicable base salary, although the actual bonus may be higher or lower.

The employment agreements provide for an initial grant of stock options to Mr. Wingerter, Dr. Bar-Or, and Dr. Clift in the amount of 675,000, 700,000 and 365,000 options, respectively. Each option is exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on August 11, 2010. The options vest approximately as follows: (i) one-third upon execution of the agreement, (ii) one-third on August 12, 2011, and (iii) one-third on August 12, 2012. The vesting of all options set forth above shall accelerate upon a change in control (as defined in the employment agreements). Mr. Wingerter and Dr. Clift’s unvested options immediately vest in the event of termination without cause or for good reason (as such terms are defined in the employment agreements).

Potential Payments upon Termination or Change in Control

If the employment of Mr. Wingerter, Dr. Bar-Or, or Dr. Clift is terminated at our election, for reasons other than death, disability or cause (as defined in the employment agreements), or if an officer terminates his employment for good reason(as defined in the employment agreements), the officer in question shall be entitled to receive a lump sum severance payment equal to two times his base salary and of the continued payment of premiums for continuation of the officer’s health and welfare benefits pursuant to COBRA or otherwise, for a period of two years from the date of termination, subject to earlier discontinuation if the officer is eligible for comparable coverage from a subsequent employer. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our subsidiaries and affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

“Good Reason” means:

•	a material reduction or change in the officer’s title or job duties inconsistent with his position and his prior duties, responsibilities and requirements;

•	any material reduction of the officer’s then-current base salary; or

•	relocation of the officer to a facility or location more than 40 miles from Denver, Colorado.

“Cause” means:

•	willful malfeasance or willful misconduct;

•	gross negligence or willful misconduct in the performance of duties;

•	conviction of a felony or a crime other than a misdemeanor;

•	willful and deliberate violation of Company policy or an unintended but material breach of any written employment policy that is not cured;

•	unauthorized use or disclosure of the Company’s proprietary information; or

•	willful breach of employment obligations.

“Change in Control” means: the occurrence of any of the following events:

i.	the acquisition by any individual, entity, or group, other than the Company of beneficial ownership of 50% or more of the combined voting power or economic interests of the then outstanding voting securities of the Company in a transaction made principally for bona fide equity financing purposes;

ii	the acquisition of the Company by another entity by means of any transaction to which the Company is party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any issuance of securities by the Company in a transaction made principally for bona fide equity financing purposes) other than a transaction in which the holders of the voting securities of the Company outstanding immediately prior to such transaction retain, immediately after such transaction, at least a majority of the total voting power represented by the outstanding voting securities of the Company or such other surviving or resulting entity; or

iii	the sale or other disposition of all or substantially all of the assets of the Company.

The employment agreements also provide for the payment of a “gross-up” payment if the officer becomes entitled to certain payments and benefits and equity acceleration under her employment agreement and those payments and benefits constitute “parachute” payments under Section 280G of the Internal Revenue Code. In addition, in accordance with Ampio’s stock incentive plan, all outstanding stock options held by Mr. Wingerter, Dr. Bar-Or, and Dr. Clift (and all other option holders with grants under that plan) become fully vested in connection with a Change in Control. Effective May 31, 2011, an amendment of the employment terms for Mr. Wingerter or Dr. Clift clarified that if the employee is terminated without cause or if the employee terminates his employment with good reason, all unvested stock options then held by the employee shall be accelerated, deemed vested, and immediately exercisable.

Chief Executive Officer Departure

On January 9, 2012, we announced that Mr. Wingerter requested a compassionate leave from all of his duties as chief executive officer and a board member of Ampio in order to attend to the serious illnesses affecting both of his parents. The Board of Directors of the Company unanimously granted his request, which became effective on January 9, 2012. In connection with his departure, Mr. Wingerter received certain compensation and benefits which became payable in connection with a termination of his employment without cause for good reason in accordance with his employment agreement including: a lump sum payment of two years’ salary totaling $550,000, a supplemental payment of $48,000, two years of continued health benefits totaling approximately $1,500 per month to be paid by Ampio, and full acceleration of the vesting of 200,000 stock options at an exercise price of $1.03.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2011 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2011. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2011 are included for that person or group but not the stock options, debentures, or warrants of any other person or group.

Applicable percentage ownership is based on 31,081,434 shares of common stock outstanding at December 31, 2011.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 5445 DTC Parkway, Suite 925, Greenwood Village, Colorado 80111.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Michael Macaluso (1)	2,618,484	7.8%
David Bar-Or (2)	3,166,667	9.2%
Donald B. Wingerter, Jr. (3)	725,000	2.3%
Vaughn Clift (4)	818,333	2.6%
Philip H. Coelho (5)	375,099	1.2%
Richard B. Giles (6)	622,142	2.0%
David R. Stevens (7)	58,333	0.2%
Mark D. McGregor(8)	70,000	0.2%
Bruce G. Miller (9)	1,500,000	4.6%
Wannell Crook (9)	1,100,000	3.4%
Raphael Bar-Or (9)	1,025,000	3.2%
James Winkler (9)	1,025,000	3.2%
All executive officers and directors (eight persons)	8,454,058	25.4%

(1)	Includes an aggregate of 577,379 shares of common stock issuable to Mr. Macaluso by virtue of (i) exercise of currently exercisable stock options, (ii) exercise of warrants, , and (iii) his service as a non-management director.

(2)	Includes 466,667 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 1,025,000 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.
(3)	Includes 400,000 shares of common stock issuable to Mr. Wingerter on exercise of currently exercisable stock options. Mr. Wingerter departed the Company as of January 9, 2012.
(4)	Includes (i) 243,333 shares of common stock Dr. Clift has the right to acquire on exercise of currently exercisable stock options, and (ii) 575,000 shares of common stock owned of record by Kristin Clift, Dr. Clift’s spouse.
(5)	Includes 340,554 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.
(6)	Includes 451,918 shares of common stock issuable to Mr. Giles by virtue of (i) exercise of currently exercisable stock options, and (ii) 40,000 shares of common stock issuable to Barbara Giles, Mr. Giles’ spouse, on exercise of currently exercisable options.
(7)	Includes 58,333 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.
(8)	Includes 50,000 shares of common stock issuable to Mr. McGregor on exercise of currently exercisable stock options.
(9)	Such persons are non-executive officers of Ampio.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11. “Executive Compensation – Executive Compensation and “– Employment Agreements,” we or Life Sciences have been a party to the following transactions since January 1, 2009 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

As of December 31, 2009, Life Sciences had $100,000 in notes payable to Mr. Macaluso, Life Science’s founder, and $100,000 payable to BioSciences. The related party notes payable were unsecured, bore interest at 6% and initially were scheduled to mature on April 30, 2010. These notes were extended through September 2, 2010, and additional borrowings of $200,000 were made by us from BioSciences in the three months ended June 30, 2010, bringing the total amount of notes payable owed by us to BioSciences to $300,000. In October and November 2010, we borrowed an additional $215,971 from BioSciences. The notes evidencing the foregoing borrowings were extended to become due at the earlier of April 30, 2011, or closing of a financing exceeding $5 million. On closing of the BioSciences acquisition, our borrowings from BioSciences were extinguished. The note to Mr. Macaluso was paid in full from the proceeds of the 2011 Private Placement.

BioSciences paid operating expenses on behalf of Life Sciences, and funds were advanced and repaid between Life Sciences and BioSciences, during 2009. Disbursements to BioSciences during 2009, including prepayment of liabilities assumed under the asset purchase agreement, totaled $111,943. BioSciences owed $8,312 to Life Sciences and $1,527 in short-term non-interest bearing advances at December 31, 2010. In October and November 2010, we borrowed $215,971 from BioSciences in non-interest bearing advances. That amount was extinguished on closing of the BioSciences acquisition.

In April 2009, Life Sciences issued 7,350,000 shares of restricted common stock to its directors, officers and employees in exchange for $7,350 in cash. One third of the restricted shares vested on the date of grant. The remaining two thirds were scheduled to vest on a monthly basis between the second and fourth anniversaries of the date of grant. Vesting was subject to acceleration upon achieving certain milestones and such milestones were achieved in April 2011.

Life Sciences issued 913,930 shares of its Series A preferred stock in April and May 2009 in exchange for $1,115,020 in cash. Mr. Macaluso purchased 819,672 of such shares of preferred stock. All such preferred stock was converted into our common stock on the merger of Life Sciences with a subsidiary of Chay.

Life Sciences has a sponsored research agreement with Trauma Research LLC, or TRLLC, an entity owned by Dr. Bar-Or. Under the terms of the research agreement, Life Sciences is to provide personnel and equipment with an equivalent value of $263,750 per year and to make monthly equipment lease payments of $7,236 on behalf of TRLLC. Lease commitments expired as of January 2011. In exchange, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement. The research agreement expires in 2014 and may be terminated by either party on six months’ notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement. Life Sciences was current in its financial obligations under the research agreement at December 31, 2010 and June 30, 2011.

Life Sciences has license agreements with the Institute for Molecular Medicine, Inc. a nonprofit research organization founded by Dr. Bar-Or, who also serves as its executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Life Sciences pays the costs associated with obtaining and maintaining intellectual property subject to the license agreements. In the license covering certain Methylphenidate derivatives, Life Sciences is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to the Institute for Molecular Medicine, Inc. under the license agreement, if and when the intellectual property becomes commercially viable and generates revenue. We paid $122,599 during 2011 in legal and patent fees to maintain the intellectual property of the Institute for Molecular Medicine, Inc.

Immediately prior to the closing of the merger between Life Sciences and a subsidiary of Chay, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,000. Mr. Wingerter, our former chief executive officer, purchased 325,000 of such shares for a purchase price of approximately $36,800 which was advanced on his behalf by Life Sciences. Dr. Clift’s spouse purchased 575,000 shares for a purchase price of approximately $65,000 which was likewise advanced by Life Sciences. Life Sciences made advances to the other four non-executive officers and employees in the additional amount of approximately $48,000 to facilitate these share purchases. $22,600 was repaid in 2011. These shares were issued immediately before the closing of the Chay merger but after the shareholders of Chay had approved the merger. Life Sciences was not a public company at the time such advances were made.

In August 2010, Michael Macaluso and Richard B. Giles, both members of our Board of Directors, together with an affiliate of Mr. Giles, purchased convertible debentures from us for $430,000. The debentures were issued in principal amounts of $230,000, $100,000 and $100,000, respectively, to Mr. Macaluso, Mr. Giles, and James A. Ludvik. Mr. Ludvik is the sole owner of Ludvik Electric Co., for which Mr. Giles serves as the chief financial officer. The debentures accrued interest at the rate of 8% per annum. The principal and accrued interest of the debentures were converted into our common stock at a conversion price of $1.75 per share on February 28, 2011, on the same terms under which convertible debentures issued to non-affiliates were converted. In conjunction with the issuance of the debentures, we issued warrants to Messrs. Macaluso, Giles and Ludvik representing the right to purchase an aggregate of 21,500 shares of our common stock. We paid no commission in connection with the sale of the debentures and the warrants, and did not engage a placement agent to assist it in the sale of these unregistered securities. Upon closing of our bridge financing in November 2010, we reserved an additional 27,643 shares for issuance to Messrs. Macaluso, Giles and Ludvik for “most favored nation” adjustments to the warrants previously issued to these persons.

In 2010, Messrs. Bar-Or, Miller and Clift deferred salaries in the amounts of $85,313, $67,500, and $64,833, respectively, due to the limited financial resources available to us during these periods. These deferred salaries were paid in April 2011 following the closing of the 2011 Private Placement.

Mr. McGregor purchased 20,000 shares of common stock in the 2011 Private Placement in March 2011, prior to his becoming our Chief Financial Officer on April 4, 2011. Mr. Giles purchased 32,000 shares of common stock in the 2011 Private Placement. Such purchases were on terms identical to those extended to unaffiliated purchasers in the 2011 Private Placement.

Upon the formation of Life Sciences, shares of common stock issued to Bruce Miller, James Winkler, M.D., Raphael Bar-Or and Wannell Crook were subject to vesting requirements under which one-third of the shares vested immediately, one-third vested monthly from April 16, 2010 to April16, 2011, and the remainder vesting monthly through April 16, 2012. The second and third tranches were subject to accelerated vesting based on development milestones being achieved by Life Sciences. In April 2011, the Board of Directors determined that the milestones for accelerated vesting had been met and that the portion of the shares that was unvested would vest immediately. All vested shares remain subject to contractual lockup agreements entered into in connection with the acquisition of BioSciences in March 2011.

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

Director Independence

Our common stock is listed on the NASDAQ Capital Market. The listing rules of the NASDAQ Capital Market require that a majority of the members of the board of directors be independent. The rules of the NASDAQ Capital Market require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Governance Committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under the rules of the NASDAQ Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

In August 2011, our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that at the time none of Messrs. Macaluso, Coelho, Giles and Stevens, representing four of our six directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NASDAQ Capital Market. Since Mr. Macaluso became our chief executive officer on January 9, 2012, and Mr. Wingerter departed, we now have three independent directors out of five directors, represented by Messrs. Coelho, Giles and Stevens. Our Board of Directors also determined that Messrs. Giles, Coelho and Stevens, who comprise our Audit Committee and our Compensation Committee, and Messrs. Giles and Coelho, who comprise our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NASDAQ Capital Market rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Board of Directors also has determined that Mr. Giles qualifies as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services

Ehrhardt Keefe Steiner & Hottman PC has served as our independent auditors since March 16, 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ending December 31, 2011.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman PC for the audit of our annual consolidated financial statements for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010
Audit fees (1)	$70,461	$94,881
Audit- related fees (2)	120,698	80,028
Tax fees (3)	12,490	4,950
All other fees	—	—

Total fees	$203,649	$179,859

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2011 and 2010 are comprised of fees related to registration statements and accounting consultation fees.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

None of the services described above for 2011 or 2010 provided by Ehrhardt Keefe Steiner & Hottman PC were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item	15. Exhibits and Financial Statement Schedules

(a)(1)   Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

Not Applicable.

(a)(3)  Exhibits

Exhibit number	Exhibit title
2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)

2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)

2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)

2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)

2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)

3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)

3.2	Certificate of Amendment to Certificate of Incorporation(4)

3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)

3.4	Bylaws of the Registrant, as currently in effect (4)

4.1	Specimen Common Stock Certificate of the Registrant (11)

4.2	Form of Unsecured Senior Convertible Debenture (5)

4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)

4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)

4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)

10.1	Form of Director and Executive Officer Indemnification Agreement (1)

10.2	2010 Stock Incentive Plan and forms of option agreements (7)**

10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**

10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**

10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**

10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**

Exhibit number	Exhibit title
10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**

10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)

10.8	Sponsored Research Agreement dated September 1, 2009 (7)***

10.9	Exclusive License Agreement, dated July 11, 2005(7)***

10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***

10.11	Exclusive License Agreement, dated February 17, 2009 (7)***

10.12	Consulting Agreement by and between Redwood Consultants, LLC and the Registrant (7)

10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.14	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.15	Extension Agreement for Notes Payable effective January 31, 2011(12)

10.16	Extension Agreement for Notes Payable effective January 31, 2011 (12)

10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)

10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)

10.19	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)

10.20	Promissory Note, dated June 23, 2010 (10)

10.21	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)

10.22	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)

10.23	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)

10.24*	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011***

16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)

21.1	List of subsidiaries of the Registrant (18)

31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to 8-K filed January 7, 2011.
(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: February 9, 2012	By:	/s/ Michael Macaluso
Michael Macaluso
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Michael Macaluso and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 9, 2012.

Signature	Title

/s/ Michael Macaluso
Michael Macaluso	Chairman of the Board and Chief Executive Officer

/s/ Mark D. McGregor
Mark D. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ David Bar-Or
David Bar-Or	Director

/s/ Philip H. Coelho
Philip H. Coelho	Director

/s/ Richard B. Giles
Richard B. Giles	Director

/s/ David R. Stevens
David R. Stevens	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC. AND SUBISIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ampio Pharmaceuticals, Inc. and Subsidiaries

Greenwood Village, Colorado

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. and Subsidiaries (the “Company”) (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 and for the period from December 18, 2008 (inception) through December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampio Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 201110 and 2010 and for the period from December 18, 2008 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ampio Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Ehrhardt, Keefe, Steiner & Hottman

Denver, Colorado

February 9, 2011

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$11,362,325	$671,279
Prepaid expenses	43,120	60,534
Related party receivable	—	5,711

Total current assets	11,405,445	737,524

Fixed assets, net of depreciation	76,230	—
In-process research and development	7,500,000	—
Patents, net of amortization	465,924	—
Deposits	35,000	—

	8,077,154	—

Total assets	$19,482,599	$737,524

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$630,622	$464,453
Deferred revenue	50,000	—
Accrued salaries and other liabilities	—	526,733
Accrued interest	—	19,693
Related party payable	—	193,821
Senior convertible unsecured related party debentures	—	608,846
Senior unsecured manditorily convertible debentures	—	2,133,743
Warrant derivative liability	610,911	398,671
Related party notes payable	—	400,000

Total current liabilities	1,291,533	4,745,960
Long-term deferred revenue	431,250	—

Total liabilities	1,722,783	4,745,960

Commitments and contingencies (Note 10)
Stockholders’ equity (deficit)
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding— 31,081,434 in 2011 and 17,107,036 in 2010	3,108	1,711
Additional paid in capital	46,061,783	5,961,635
Issuances for promotion	—	(3,281)
Advances to stockholders	(127,523)	(150,183)
Deficit accumulated in the development stage	(28,177,552)	(9,818,318)

Total stockholders’ equity (deficit)	17,759,816	(4,008,436)

Total liabilities and stockholders’ equity	$19,482,599	$737,524

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31,		December 18, 2008 (inception) through December 31, 2011
	2011	2010
License Revenue	$18,750	$—	$18,750

Expenses
Research and development	$6,614,384	$1,883,150	$9,460,213
Research and development—related party (Note 10)	34,013	88,984	230,688
General and administrative	4,504,494	4,732,271	9,678,980

Total operating expenses	11,152,891	6,704,405	19,369,881

Other (expense) income
Interest income	6,684	815	8,590
Interest expense	(8,358)	(19,545)	(29,317)
Unrealized loss on fair value of debt instruments	(5,585,422)	37,511	(5,547,911)
Derivative expense	(1,555,497)	(1,367,771)	(2,923,268)

Total other expense	(7,142,593)	(1,348,990)	(8,491,906)

Net loss, before income tax	(18,276,734)	(8,053,395)	(27,843,037)
Foreign tax expense	82,500		82,500

Net loss	$(18,359,234)	$(8,053,395)	$(27,925,537)

Weighted average number of common shares outstanding	26,013,838	16,288,468

Basic and diluted net loss per common share	$(0.71)	$(0.49)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Receivable from Stockholders	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080

Balance—December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	(1,512,908)

Balance—December 3 1, 2009	1,077,864	1,078	11,930,000	11,930	170,003	1,313,942	—	—	(1,764,923)	(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	(8,053,395)

Balance—December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	(18,359,234)

Balance—December 31, 2011	—	$—	31,081,434	3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$17,759,816

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	December 18, 2008 (inception) through December 31, 2011
Cash flows from operating activities:
Net loss	$(18,359,234)	$(8,053,395)	$(27,925,537)
Depreciation and amortization	42,551	—	42,551
Common stock issued for services	3,281	1,799,219	1,802,500
Stock based compensation expense	1,983,785	1,297,083	3,280,868
Derivative expense	1,555,497	1,367,771	2,923,268
Unrealized loss on fair value of debt instruments	5,585,422	(37,511)	5,547,911
Adjustments to reconcile net loss to cash used in operating activities:
Decrease (Increase) in prepaid expenses	17,414	(53,498)	(43,120)
Decrease (increase) in related party receivable	5,711	1,550	—
Increase (Decrease) in related party payable	(84,032)	193,821	109,789
Increase in accounts payable	166,171	385,008	630,624
Increase in deferred revenue	481,250	—	481,250
Increase (Decrease) in accrued salaries	(526,733)	453,342	—
Increase (Decrease) in accrued interest payable	(2,745)	18,279	16,948

Net cash used in operating activities	(9,131,662)	(2,628,331)	(13,132,948)

Cash flow used in investing activities
Purchase of fisxed assets	(84,705)	—	(84,705)
Deposits	(35,000)	—	(35,000)

Net cash used in investing activities	(119,705)	—	(119,705)

Cash used in financing activities:
Proceeds from related party notes payable and debentures	382,000	2,011,000	2,593,000
Proceeds from sale of common stock	22,435,500	1,359,627	23,803,557
Costs related to sale of common stock	(2,797,747)	—	(2,797,747)
Proceeds from common stock subscribed	—	7,000	177,003
Proceeds from sales of series A preferred stock	—	—	1,115,020
Advances (to) from shareholders	22,660	(150,183)	(127,523)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	(100,000)	—	(100,000)
Increase in cash from acquisition	—	183	183

Net cash provided by financing activities	19,942,413	3,227,627	24,614,978

Net change in cash and cash equivalents	10,691,046	599,296	11,362,325
Cash and cash equivalents at beginning of period	671,279	71,983	—

Cash and cash equivalents at end of period	$11,362,325	$671,279	$11,362,325

Supplementary cash flow information:
Interest paid	$8,358	$—	$8,358
Income taxes paid	$82,500	$—	$82,500
Non-cash transactions:
Note payable assumed in asset purchase, recorded as a distribution	$—	$—	$200,000
Accounts payable assumed in asset purchase, recorded as a distribution	$—	$—	$48,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$177,003	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$1,802,500	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$7,852,737	$—	$7,852,737
Conversion of debentures to common stock	$9,424,075	$—	$9,424,075
Warrant compensation from common stock offering costs	$888,664	$—	$888,664
Merger liability—shares exchanged for options	$574,000	$—	$574,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 - Business, Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly owned subsidiaries, DMI Life Sciences, Inc.( “Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). Ampio is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation diseases and male sexual dysfunction.

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from BioSciences. Life Sciences issued 3,500,000 shares of its common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased. The assets that Life Sciences acquired from BioSciences had a carrying value of zero, as BioSciences had expensed all of the research and development costs it incurred with respect to the intellectual property purchased. On March 2, 2010, Life Sciences merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the Merger). Chay issued 15,068,942 shares of common stock to acquire Life Sciences, which resulted in the stockholders of Life Sciences owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Note 13 – Related Party Transactions. In conjunction with the Merger, Chay purchased 263,624 shares of its common stock from the Chay Control Shareholders for $150,000 in cash.

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

Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc.

On March 23, 2011, Ampio acquired BioSciences (the “BioSciences Merger”). Bioscience’s principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 3 – Acquisition of DMI BioSciences for terms of the acquisition.

Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date. Ampio is considered to be a development stage company.

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

These financial statements include the accounts of Ampio and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Ampio considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market fund investments. Ampio’s investment policy is to preserve principal and maintain liquidity. Ampio periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Periodically, throughout the year, Ampio has maintained balances in excess of federally insured limits.

Revenue Recognition/Deferred Revenue

Payments made upon signing of the license agreements are for the right to use the license and are deferred and amortized over the lesser of the license term or patent life of the licensed drug. Milestone payments relate to obtaining regulatory approval in the territory, cumulative sales targets, and other projected milestones and are recognized at the time the milestone requirements are achieved. Royalties will be recognized as revenue when earned.

Fixed Assets

Fixed assets at December 31, 2011 consist of furniture and equipment purchased in 2011. Fixed assets are recorded at cost and are depreciated on the straight-line method over estimated useful lives, generally five years. Depreciation expense for the year ended December 31, 2011 is $8,475 and is also the amount of accumulated depreciation at December 31, 2011.

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years beginning April 1, 2011. Amortization expense of $34,076 was recorded for the year ended December 31, 2011 and is also the amount of accumulated amortization at December 31, 2011. Future amortization is as follows:

2012	$45,456
2013	45,456
2014	45,456
2015	45,456
2016	45,456
2017 - 2021	238,644

$465,924

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the March 2011 business combination of BioSciences Note 3 – Acquisition of DMI BioSciences. The $7,500,000 recorded was based on an independent third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principals in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, hybrid debt instruments, valuation allowances, deferred income tax assets, stock-based compensation and assumptions in evaluating impairment of indefinite lived assets. Actual results could differ from these estimates.

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 6 – Short Term Debt/Debenture Conversion. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations. Three years of Ampio’s consolidated income tax returns are subject to examination by the Internal Revenue Service. However, the Service has not indicated to Ampio its intention to perform an audit of any prior filing.

Net Loss per Common Share

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of Ampio. Basic and diluted loss per share was the same in 2011 and 2010. Although there were common stock equivalents of 4,509,882 and 3,136,969 shares outstanding at December 31, 2011 and 2010, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive. Ampio also had convertible debt and warrants to purchase common stock outstanding at December 31, 2010, however the conversion price of the debt, the exercise price of the warrants and number of applicable common shares was contingent upon future events outside of Ampio’s control at December 31, 2010 and, therefore, were not included as common stock equivalents.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred and totaled $6,648,397 and $1,972,134 for 2011 and 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and other current assets and liabilities are carried at cost which approximates fair value due to the short maturity of these instruments. Hybrid financial instruments such as convertible debentures and related warrants are recorded at fair value based on a binomial-lattice based valuation model.

Impairment of Long-Lived Assets

Ampio routinely performs an evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2011, no impairment existed for long-lived assets.

Newly Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): The guidance is designed to achieve fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The amendments are effective for Ampio beginning in the first quarter of 2012. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on Ampio’s consolidated financial statements.

Note 3 - Acquisition of DMI BioSciences

On March 23, 2011, Ampio acquired all of the outstanding stock of BioSciences for 8,667,905 shares of Ampio common stock (the “merger stock”). Ampio acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for PE. The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. All shares were subject to a lock-up agreement under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. A voluntary extension of the lockup is described in Note 11 – Common Stock. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences which were subsequently cancelled. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement.

As a component of the purchase price, Ampio recorded a liability of $574,000 to reflect the potential settlement with three “in-the-money” option holders that threatened litigation to have their BioSciences options carried over versus being issued Ampio stock in exchange for these options. The dispute involved 263,000 options that were converted to 98,416 shares of Ampio common stock. The liability was estimated based on a fair value calculation of the difference between the Ampio stock trading price and the value of Ampio options using the Black-Scholes option price model with an exercise price of $0.90. On June 17, 2011 a formal agreement was executed whereby Ampio issued 223,024 stock options with an exercise price of $0.90 and an expiration date of February 22, 2014 in exchange for the 98,416 previously issued shares of Ampio stock. The $574,000 liability has been eliminated and credited to stockholders’ equity. Ampio subsequently filed a claim on the indemnification escrow and was awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. The remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders on December 31, 2011. The 98,416 shares relinquished with the agreement and the 95,700 escrow shares awarded were cancelled. After these adjustments, the net merger stock issued was 8,473,789.

The following table summarizes the amounts of estimated fair value of net assets acquired at the acquisition date:

Notes receivable from Ampio	$300,000
Non-interest bearing advances and accrued interest receivable from Ampio	127,000
In-process research and development	7,500,000
Patents	500,000
Liabilities	(574,000)

$7,853,000

The fair value of in-process research and development and patents is based on an independent third party appraisal.

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

Note 4 - Asset Purchase Agreement/Product Technology License

On December 2, 2011, Ampio entered into a $2,000,000 Asset Purchase Agreement with Valeant International (Barbados) SRL (formerly BioVail Laboratories International) (“Valeant”). The agreement provides for the sale and transfer of all of Valeant’s rights, title and interest in and to a license agreement containing patented technology, specified data, information, manufacturing rights and know-how relating to an ODT formulation for Zertane, including samples of the Zertane product in exchange for cash of $2,000,000. This Product License is a major component for documenting the manufacturing process for regulatory approval and accelerating the timeline for commercialization of Zertane.

The ODT formulation has not been petitioned for regulatory approval and, since the License has no alternative future use, the cost of this purchase has been expensed.

Note 5 – License Agreement

On September 8, 2011, Ampio entered into a license, development and commercialization agreement, effective as of August 23, 2011, with a major Korean pharmaceutical company. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of PE and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug.

Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $417,500 after withholding of Korean tax. The upfront payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 will be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio will earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product.

Note 6 – Short Term Debt

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

Senior Convertible Unsecured Related Party Debentures

On August 8, 2010, Ampio issued $430,000 face value Senior Convertible Unsecured Debentures to two of its directors and an affiliate of one of those directors (“Related Party Debentures”) and warrants indexed to 21,500 shares of Ampio common stock for net cash proceeds of $430,000. The Related Party Debentures accrued interest at 8% per annum. Both the principal and interest were payable upon the earlier of (i) one business day after the closing of a Public Offering or (ii) April 30, 2011. The principal amount of the Related Party Debentures was convertible into common stock at the lower of (i) $1.75 per share or (ii) the per-share price at which Ampio common stock was sold in an underwritten public offering that was the subject of a registration statement on Form S-1. On February 28, 2011, the holders of the Related Party Debentures converted principal and accrued interest of $430,000 and $18,102, respectively, into 256,058 shares of common stock at $1.75 per share.

Pursuant to the terms of the agreements, a total of 51,215 warrants were issued in connection with the Related Party Debentures which have an expiration date of December 31, 2013. The exercise price of the warrants is $1.75 per share. The warrants are subject to adjustment for recapitalization events. The warrants are described more fully in Note11 – Common Stock.

Senior Unsecured Mandatorily Redeemable Debentures

Ampio issued Senior Unsecured Mandatorily Redeemable Debentures (“2011 Redeemable Debentures”) with a face value of $382,000 between January 20, 2011 and January 31, 2011. Between October 22, 2010 and December 29, 2010, Ampio issued three tranches of Senior Unsecured Mandatorily Redeemable Debentures (“2010 Redeemable Debentures”) with an aggregate face value of $1,381,000 All Redeemable Debentures were issued on the same terms. Upon receipt of the principal amount, Ampio issued warrants that entitled the holder to acquire on exercise of the warrants an aggregate number of shares of the Company’s common stock equal to 20% of the conversion shares issuable upon conversion of the debentures. The Redeemable Debentures accrued interest at 8% per annum. On February 28, 2011, pursuant to the terms of the debenture agreements, principal of $1,763,000 and interest of $32,146 were converted into 1,025,794 shares of common stock at a price of $1.75 per share.

In connection with the conversion, Ampio issued warrants to purchase 205,174 shares of common stock which included accrued interest on both the 2010 and 2011 Redeemable Debentures. The warrants issued in connection with the 2011 and the 2010 Redeemable Debentures have an expiration date of December 31, 2013. The exercise price for the warrants became fixed at $1.75 per share on February 28, 2011. The warrants are subject to adjustment for recapitalization events. During 2011, 88,669 warrants to purchase shares of common stock were exercised, resulting in $155,171 proceeds to Ampio. The warrants are described more fully in Note 11 – Common Stock.

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

GAAP provides an election wherein companies that issue financial instruments with embedded features that require bifurcation may elect, as an alternative to bifurcation, fair value measurement of the hybrid financial instrument in its entirety. After reviewing all circumstances surrounding the issuance and impending redemptions or conversions, Ampio elected the alternative and recorded the Related Party Debentures and the Senior Convertible 2010 and 2011 Redeemable Debentures at fair value.

Ampio also concluded that the Warrants related to these financings which are derivatives by definition, did not meet the principal exemption to liability classification and measurement. Generally, freestanding financial instruments, such as the Warrants that are both indexed to a company’s own stock and classified in stockholders’ equity under certain conditions are exempt from derivative classification and measurement standards. The Warrants did not meet the definition of indexed to a company’s own stock on the inception date because the exercise price was subject to adjustment. The Warrants also did not meet all of the eight conditions for classification in stockholders’ equity. Accordingly, the Warrants are classified as a liability and subject to the classification and measurement standards for derivative financial instruments.

The following table reflects the allocation of the purchase of the 2011 and 2010 debentures at the time of financing:

	2011	2010
	Unsecured	Related Party	Unsecured
Purchase price allocation
Hybrid debt instruments	$1,096,064	$598,575	$2,181,523
Warrants	211,073	21,332	318,744
Derivative loss, included in derivative expense	(925,137)	(189,907)	(1,119,267)

	$382,000	$430,000	$1,381,000

Note 7 - Derivative Financial Instruments

The components of warrant derivative liability as reflected in the balance sheet as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1—August 10, 2010	51,214	$183,132	21,500	$48,757
Tranche 2—October 22, 2010-October 29, 2010	7,040	25,650	24,000	53,985
Tranche 3—November 12, 2010-November 29, 2010	66,434	295,146	120,343	271,349
Tranche 4—December 13, 2010-December 29, 2010	13,686	50,497	13,486	24,580
Tranche 5—January 20, 2011-January 31, 2011	29,344	56,486	—	—

	167,718	$610,911	179,329	$398,671

Ampio elected to measure the Senior Convertible Debentures at fair value in their entirety, rather than bifurcating the conversion option. The fair value of the hybrid debt instrument comprises the present value of the principal and coupon enhanced by the conversion option. Both the Warrants and the conversion options embedded in the hybrid debt instruments were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, Ampio projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of Ampio’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair value, Ampio’s income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on Ampio’s income (expense) associated with changes in the fair value of Ampio’s derivative financial instruments by type of financing for the year ended December 31, 2011 and 2010, respectively:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Warrants (dates correspond to financing)
Tranche 1—August 10, 2010	$(134,375)	$(27,425)
Tranche 2—October 22, 2010-October 29, 2010	(103,027)	5,206
Tranche 3—November 12, 2010-November 29, 2010	(329,780)	(34,313)
Tranche 4—December 13, 2010-December 29, 2010	(25,917)	(2,065)
Tranche 5—January 20, 2011-January 31, 2011	(37,260)	—

	(630,359)	(58,597)
Day-one derivative expense:
Tranche 1—August 10, 2010	—	(189,907)
Tranche 2—October 22, 2010-October 29, 2010	—	(256,393)
Tranche 3—November 12, 2010-November 29, 2010	—	(789,287)
Tranche 4—December 13, 2010-December 29, 2010	—	(73,587)
Tranche 5—January 20, 2011-January 31, 2011	(925,138)	—

	$(1,555,497)	$(1,367,771)

The following table summarizes the effects on Ampio’s unrealized gain (loss) associated with hybrid debt instruments recorded at fair value by type of financing for the year ended December 31, 2011. All hybrid instruments were converted or eliminated in the first quarter of 2011 and, therefore, there are no ongoing charges.

	Unrealized Gain	Unrealized Loss	Net Unrealized Gain (Loss)
Tranche 1—August 10, 2010	$—	$(1,245,707)	$(1,245,707)
Tranche 2—October 22, 2010-October 29, 2010	—	(578,744)	(578,744)
Tranche 3—November 12, 2010-November 29, 2010	—	(2,901,987)	(2,901,987)
Tranche 4—December 13, 2010-December 29, 2010	—	(330,829)	(330,829)
Tranche 5—January 20, 2011-January 31, 2011	—	(528,155)	(528,155)

	$—	$(5,585,422)	$(5,585,422)

The following table summarizes the effects on Ampio’s unrealized gain (loss) associated with hybrid debt instruments recorded at fair value by type of financing for the year ended December 31, 2010.

	Unrealized Gain	Unrealized Loss	Net Unrealized Gain (Loss)
Tranche 1—August 10, 2010	$—	$(10,271)	$(10,271)
Tranche 2—October 22, 2010-October 29, 2010	81,008	—	81,008
Tranche 3—November 12, 2010-November 29, 2010	—	(25,955)	(25,955)
Tranche 4—December 13, 2010-December 29, 2010	—	(7,271)	(7,271)

	$81,008	$(43,497)	$37,511

Note 8 - Fair Value Considerations

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

Authoritative guidance defines fair value as the price that would be received to sell and asset paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Ampio. Unobservable inputs are inputs that reflect the our assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to Ampio for identical assets or liabilities;

Level 2:	Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

Ampio’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Ampio’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. Ampio has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2011
ASSETS
Money market funds (included in cash and cash equivalents)	$10,345,183	$—	$—	$10,345,183
LIABILITIES
Warrant derivative liabilities	—	—	610,911	610,911
December 31, 2010
ASSETS
Money market fund (included in cash and cash equivalents)	$168,876	$—	$—	$168,876
LIABILITIES
Hybrid debt instruments	—	—	2,742,589	2,742,589
Warrant derivative liabilities	—	—	398,671	398,671

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2011 and 2010:

Warrants (All Tranches):	December 31, 2011	December 31, 2010
Exercise price	$1.75	$1.75
Volatility	174.85%	212.48%
Equivalent term (years)	1.61 –2.08	2.82 -3.00
Risk-free interest rate	0.25%	1.02%

Significant assumptions in valuing the warrant liability were as follows as of the inception dates:

	2011 Inception Dates
	January 20, 2011	January 24, 2011	January 31, 2011	February 22, 2011
Warrants (2011 Issuances):
Exercise price	$1.75	$1.75	$1.75	$1.75
Volatility	204.42%	204.42%	204.42%	204.42%
Equivalent term (years)	3.00	3.00	3.00	2.46 -2.94
Risk-free interest rate	1.07%	1.05%	0.98%	0.74% -1.22%

Warrants (2010 Issuances):	Inception Dates
Exercise price	$1.40 - $1.75
Volatility	212.48%
Equivalent term(years)	3.08 - 3.47
Risk-free interest rate	0.53% - 1.02%

The hybrid debt instruments were valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. All hybrid instruments were converted/eliminated in the first quarter of 2011 and, therefore, significant assumptions were not applicable as of December 31, 2011. Significant assumptions were as follows as of December 31, 2010:

Hybrid Debt Instruments (All Tranches):	December 31, 2010
Exercise price	$ 1.75
Volatility	89.69% -140.73%
Equivalent term (years)	0.087 -0.253
Risk-free interest rate	0.19%

The hybrid debt instruments were valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of the inception dates:

Hybrid Debt Instruments (All Tranches):	Inception Dates
Exercise price	$ 1.40 -$1.75
Volatility	155.58% -262.40%
Equivalent term (years)	0.296 -0.483
Risk-free interest rate	0.19%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Insturments
	2011	2010
Balance as of January 1	$(3,141,260)	$—
Total losses (realized or unrealized):
Included in earnings	(6,215,781)	(21,086)
Debenture conversions	9,424,075	—
Debenture issuances	(1,096,064)	(2,780,100)
Warrant exercises	629,192	—
Warrant issuances	(211,073)	(340,074)

Balance as of December 31	$(610,911)	$(3,141,260)

Change in unrealized losses included in earnings relating to derivatives and hybrid debt instruments held as of December 31	$2,530,349	$(3,141,260)

Note 9 - Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s consolidated financial statements. The following table reflects the reconciliation for the years ended December 31, 2011 and 2010, respectively:

	Year Ended December 31,
	2011	2010
Benefit at federal statutory rate	(34.0)%	(34.0)%
State, net of federal income tax impact	(3.1)%	(3.10)%
Share based compensation	1.6%	6.0%
Research and development credits	—%	(0.3)%
Change in valuation allowance	35.5%	31.4%

Effective tax rate	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows at December 31, 2011 and 2010, respectively:

	Year Ended December 31,
	2011	2010
Net operating losses	$9,381,000	$2,381,000
Derivative expense	—	507,000
Accrued liabilities	16,000	188,000
Section 197 license agreement	741,000	—
Deferred revenue license agreement	178,000	—
Share based compensation expense	559,000	—
Unrealized gain on fair value of debt instruments	—	(24,000)
Acquired in-process research and development	(2,767,000)	—
Acquired patents	(185,000)	—
Net deferred tax assets, before allowances	7,923,000	3,052,000
Less: Valuation allowances	(7,923,000)	(3,052,000)

	—	—

As of December 31, 2011, Ampio has approximately $25,000,000 in consolidated net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income. The consolidated net operating loss excludes $1,670,000 arising from tax deductions taken for stock-based compensation which are limited for financial reporting purposes. The net operating loss carry forwards for federal and state income tax purposes expire in 2016 through 2031.

Ampio provided a full valuation allowance as Ampio has determined it is not more likely than not that the realization of the deferred tax assets of the net operating loss carryforward will be utilized in the foreseeable future.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to FASB ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition under ASC 740-10.

Note 10 - Commitments and Contingencies

Ampio entered into a clinical research agreement with a hospital and a physician investigator, (collectively, the Parties) effective April 1, 2010. Under the terms of the clinical research agreement, Ampio agreed to fund and support a clinical trial to a minimum of $657,416, based upon the budget Agreement contained in the Amendment to Clinical Research Agreement effective December 15, 2010. Ampio made payments to the hospital of $291,014 in 2011 and $52,500 in 2010. The clinical research agreement will remain in full force until the clinical trial is completed or until terminated by one of the Parties. In conjunction with the clinical trial, Ampio entered into a master services agreement with a pharmaceutical contract research organization to provide data management and statistical services and a consulting agreement for project management and monitoring for a total of $262,740, of which Ampio paid $69,297 in 2011 and $20,000 in 2010.

In 2011 Ampio entered into agreements for services to be provided in the first half of 2012 requiring total payments of $140,000.

During August 2010, Ampio entered into employment agreements with three of its officers. Under the employment agreements, the officers are collectively entitled to receive $825,000 in annual salaries. The employment agreements have terms of three years. See Note 14 – Subsequent Events for further information regarding changes to the Chief Executive Officer position and employment agreements.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice. Obligations under the Sponsored Research Agreement are as follows:

2012	$263,750
2013	263,750
2014	175,833

$703,333

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

On May 20, 2011 Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of December 31, 2011, the remaining obligation under this lease is $102,612 for 2012 and $167,178 for 2013.

Note 11 - Common Stock

Capital Stock

At December 31, 2011 and 2010, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001per shares and 10,000,000 shares of preferred stock authorized with a par value of $0.0001.

Shelf Registration

On September 30, 2011 Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission.

Registered Direct Offering

On December 27, 2011, Ampio completed a registered direct offering of its common stock A total of 2,220,255 shares were issued at $4.25 per share resulting in gross proceeds of $9,436,084 of which Ampio received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs.

Private Placement Offering

On March 31, April 8 and April 18, 2011, Ampio closed private placements of its common stock. A total of 5,092,880 shares of common stock were issued resulting in gross proceeds of $12,732,200, of which the Company received net proceeds of $10,916,538, after placement agent commissions, non-accountable expenses and other offering costs. In connection with the private placements, the placement agent also received 509,288 warrants to purchase common stock with a fair value of $888,664, which amount has been included in total offering costs in the statement of change in stockholders’ equity (deficit).

Capital Transactions

Life Sciences issued 1,080,000 shares of Common Stock to its founder in December 2008 at a value of $.001 per share.

Life Sciences issued 3,500,000 shares of Common Stock to BioSciences in April 2009 in connection with an Asset Purchase Agreement. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements, while the Ampio valued those assets in excess of $300,000, for financial reporting purposes the assets and liabilities have been recorded at predecessor cost. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder. The note payable was converted into 163,934 shares of Series A preferred stock at a value of $1.22 per share.

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

Ampio (or its predecessors) issued 1,078,078 shares of common stock in March and April, 2010 for $1,536,630 in cash (net of $350,000 in offering costs), of which $7,000 had been received in March 2010 and $170,003 had been received in 2009 and was initially classified as common stock subscribed.

Ampio issued 1,030,000 shares of common stock in January, February and March 2010 in exchange for services. The shares were recorded at their fair value, $1.75 per share or $1,802,500. Ampio recorded $1,799,219 as expense in 2010 – see Note 12 – Stock- Based Compensation. The remaining $3,281 was reflected as a deferred charge in stockholders’ equity at December 31, 2010, and was recognized into expense as the services are provided in the first quarter of 2011.

As further discussed in Note 3 – Acquisition of DMI BioSciences, 8,667,905 shares of Ampio common stock were issued on March 23, 2011. At that time, the 3,500,000 shares issued in April 2009 to BioSciences in connection with the asset purchase were surrendered back to Ampio for cancellation.

Restricted Common Stock

An aggregate of 7,350,000 shares of previously restricted stock owned by Ampio’s employees are no longer restricted. One-third of the restricted shares vested on the grant date of April 17, 2009 and one-third vested on April 17, 2011. On April 23, 2011 the Ampio Board of Directors approved the acceleration of vesting of the remaining one-third, pursuant to the achievement of defined milestones. All 7,350,000 shares are, however, subject to lock-up agreements, which were recently extended to July 15, 2012. See Note 14 – Subsequent Events.

Equity Incentive Plan

Ampio adopted a stock plan in March 2010. The number of shares of common stock for reserved issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents was increased from 2,500,000 to 4,500,000 in August, 2010 and to 5,700,000 by vote of the shareholders on December 3, 2011. The Company granted options to purchase 2,930,000 shares in 2010, of which 1,820,000 vested immediately, and the remaining 1,110,000 options vest annually over two years.

During 2011, an additional 840,000 options were issued at a weighted average exercise price of $3.95, with 638,333 vesting immediately. The remaining 191,667 options will vest annually over a period of from one to four years. 362,843 options were exercised in 2011 and 10,000 were forfeited.

In addition, Ampio issued options to purchase 435,717 shares to former BioSciences option holders. These were issued at a weighted average exercise price of $1.54. 30,397 of these options were exercised in June, 2011 prior to their expiration. The remaining options have an average life of 2.1 years.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the years ended December 31, 2011 and 2010, respectively, using the following assumptions:

	December 31, 2011	December 31, 2010
Expected volatility	62% -73%	72%
Risk fee interest rate	0.70% -2.24%	1.48%
Expected term (years)	5.0 - 6.5	5.5 - 5.75
Dividend yield	0.0%	0.0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2009 and 2008	—	$0.00
Granted	2,930,000	$1.13	9.63

Outstanding December 31, 2010	2,930,000
Granted	840,000	$3.95
Exercised or forfeited	(372,843)	($1.62)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	7.31

Exercisable at December 31, 2011	3,086,207	$1.65	7.80

The weighted average grant date fair value of options was $3.75 and 1.13 for the years ended December 31, 2011 and 2010, respectively. Ampio recognized stock based compensation expense of $1,983,785 and $1,297,083 related to stock options during the years ended December 31, 2011and 2010, respectively, and $3,280,868 from Inception to December 31, 2011. The Company had $700,814 and $578,452, respectively, of unrecognized compensation costs from options granted under the plan to be recognized over a weighted average remaining period of 0.71 and 1.62 years as of December 31, 2011 and 2010, respectively.

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

Ampio issued warrants in 2011 and 2010 in conjunction with its Related Party Debentures and its Redeemable Debentures and 2011 Private Placement as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2009 and 2008	—
Warrants issued to Debenture holders	206,973	$1.75	2.99

Outstanding December 31, 2010	206,973	$1.75
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	($1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding December 31, 2011	677,008	$2.78	3.69

The exercise price of the warrants associated with Related Party Debentures and the Redeemable Debentures was fixed at $1.75 per share. The warrants expire on December 31, 2013. The warrants issued to debenture holders in 2011 were associated with the $382,000 of 2011 Debentures and in conjunction with accrued interest.

Note 12 - Stock-Based Compensation

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

	2011	2010	December 18, 2008 (inception) through December 31, 2011
Research and development expenses Stock options	$315,524	$381,093	$696,617
General and administrative expenses
Common stock issued for services	3,281	1,799,219	1,802,500
Stock options	1,668,261	915,990	2,584,251

	$1,987,066	$3,096,302	$5,083,368

Note 13 - Related Party Transactions

In April 2009, Life Sciences issued 3,500,000 shares of its common stock to BioSciences, in connection with Life Sciences’ purchase of certain of BioSciences’ assets. Under the terms of the agreement, Life Sciences acquired office and lab equipment, cell lines and intellectual property including patents and license agreements. In conjunction with the asset purchase, Life Sciences recorded a distribution of $252,015 to reflect liabilities assumed. Included in the assumed liabilities was a $200,000 note payable to Life Sciences’ founder. The 3,500,000 shares of Life Sciences were surrendered to Ampio by BioSciences in conjunction with the BioSciences acquisition.

As of December 31, 2009, Life Sciences had $100,000 in notes payable to Life Sciences’ founder, and $100,000 payable to BioSciences. The related party notes payable were unsecured, bore interest at 6% and initially were to mature on April 30, 2010. These notes were extended through September 2, 2010, and additional borrowings of $200,000 were made by Ampio from BioSciences in the three months ended September 30, 2010, bringing the total amount owed by Ampio to BioSciences to $300,000. The note evidencing the foregoing borrowing from Life Sciences’ founder was paid in conjunction with the closing of the private placement on March 31, 2011 as discussed in Note 11—Common Stock. The $300,000 owed to BioSciences was eliminated with the BioSciences Merger in 2011.

In October and November 2010, Ampio borrowed $215,971 from BioSciences in non-interest bearing advances. As of December 31, 2010, non-interest bearing advances from BioSciences totaled $193,821. This amount was eliminated with the BioSciences Merger in 2011.

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $122,599 and $61,000 during the years ended December 31, 2011 and 2010, respectively, in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the Chay Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the year ended December 31, 2011, one advance of $22,660 was repaid. Subsequent to December 31, 2011, an additional repayment of $36,883 was received.

Note 14 - Subsequent Events

On January 9, 2012, Ampio announced that its Chief Executive Officer had requested and was granted a compassionate leave from all duties as CEO, member of the Board of Directors and an employee. Compensation and benefits totaling $634,000 pursuant to terms of his employment contract were paid. This includes a lump sum payment of two years’ salary, a supplemental payment and two years of continued health benefits. All stock option awards vested, bringing total stock options exercisable at $1.03 per share to 600,000. 325,000 shares of Ampio commons stock subject to the terms of a lock-up agreement which will now expire on April 8, 2012. Ampio’s Chairman of the Board was appointed Chief Executive Officer concurrent with this departure.