Form 10-Q
period 2012-03-31
Ampio Pharmaceuticals, Inc.
filed 2012-05-04
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-35182

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, there were 31,161,169 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2012

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

	Consolidated Statements of Operations for the three months ended March 31, 2012 (unaudited), the three months ended March 31, 2011 (unaudited), and the period from December 18, 2008 (inception) through March 31, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (unaudited), the three months ended March 31, 2011 (unaudited), and the period from December 18, 2008 (inception) through March 31, 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

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

•

our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into license, co-development, collaboration or similar arrangements.

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

This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina, Zertane and Vasaloc, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,292,039	$11,362,325
Prepaid expenses	176,601	43,120

Total current assets	8,468,640	11,405,445

Fixed assets, net of depreciation	71,995	76,230
In-process research and development	7,500,000	7,500,000
Patents, net of amortization	454,560	465,924
Deposits	35,000	35,000

	8,061,555	8,077,154

Total assets	$16,530,195	$19,482,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$406,449	$630,622
Deferred revenue	50,000	50,000
Warrant derivative liability	453,932	610,911

Total current liabilities	910,381	1,291,533
Long-term deferred revenue	418,750	431,250

Total liabilities	1,329,131	1,722,783

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding— 31,161,169 in 2012 and 31,081,434 in 2011	3,116	3,108
Additional paid-in capital	46,302,016	46,061,783
Advances to stockholders	(90,640)	(127,523)
(Deficit) accumulated in the development stage	(31,013,428)	(28,177,552)

Total stockholders’ equity	15,201,064	17,759,816

Total liabilities and stockholders’ equity	$16,530,195	$19,482,599

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	December 18, 2008 (Inception) through March 31, 2012
License revenue	$12,500	$—	$31,250

Expenses
Research and development	$1,472,707	$618,442	$10,932,920
Research and development—related party (Note 6)	—	14,510	230,688
General and administrative	1,536,201	1,604,407	11,215,181

Total operating expenses	3,008,908	2,237,359	22,378,789

Other income (expense)
Interest income	3,553	130	12,143
Interest expense	—	(8,358)	(29,317)
Unrealized loss on fair value of debt instruments	—	(5,585,422)	(5,547,911)
Derivative income (expense)	156,979	(948,455)	(2,766,289)

Total other income (expense)	160,532	(6,542,105)	(8,331,374)

Net loss, before income tax	(2,835,876)	(8,779,464)	(30,678,913)
Foreign tax expense	—	—	82,500

Net loss	$(2,835,876)	$(8,779,464)	$(30,761,413)

Weighted average number of common shares outstanding	31,126,685	18,025,851

Basic and diluted net loss per common share	$(0.09)	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	December 18, 2008 (Inception) through March 31, 2012
Cash flows from operating activities:
Net loss	$(2,835,876)	$(8,779,464)	$(30,761,413)
Depreciation and amortization	15,599	—	58,150
Common stock issued for services	40,000	30,000	1,842,500
Stock-based compensation expense	200,241	760,291	3,481,109
Derivative (income) expense	(156,979)	948,455	2,766,289
Unrealized loss on fair value of debt instruments	—	5,585,422	5,547,911
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Decrease (Increase) in prepaid expenses	(133,481)	(63,952)	(176,601)
Decrease (Increase) in related party receivable	—	5,711	—
Increase (Decrease) in related party payable	—	(84,032)	109,789
Increase (Decrease) in accounts payable	(224,173)	(172,114)	406,451
Increase (Decrease) in deferred revenue	(12,500)	—	468,750
Increase (Decrease) in accrued salaries	—	(14,046)	—
Increase (Decrease) in accrued interest payable	—	(2,745)	16,948

Net cash and cash equivalents used in operating activities	(3,107,169)	(1,786,474)	(16,240,117)

Cash flows used in investing activities
Purchase of fixed assets	—	—	(84,705)
Deposits	—	—	(35,000)

Net cash and cash equivalents used in investing activities	—	—	(119,705)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	382,000	2,593,000
Proceeds from sale of common stock	—	5,391,864	23,803,557
Costs related to sale of common stock	—	—	(2,797,747)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of series A preferred stock	—	—	1,115,020
Advances (to) from shareholders	36,883	—	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	(100,000)	(100,000)
Increase in cash from acquisition	—	—	183

Net cash and cash equivalents provided by financing activities	36,883	5,673,864	24,651,861

Net change in cash and cash equivalents	(3,070,286)	3,887,390	8,292,039
Cash and cash equivalents at beginning of period	11,362,325	671,279	—

Cash and cash equivalents at end of period	$8,292,039	$4,558,669	$8,292,039

Supplementary cash flow information:
Interest paid	$—	$11,103	$8,358
Income taxes paid	$—	$—	$82,500
Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A preferred stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$7,852,737	$7,852,737
Conversion of debentures to common stock	$—	$9,424,075	$9,424,075
Warrant compensation from common stock offering costs	$—	$422,657	$888,664
Merger liability—shares exchanged for options	$—	$—	$574,000

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). These unaudited financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2011, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the three month period ended March 31, 2012 is unaudited.

Ampio is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation diseases and male sexual dysfunction.

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications), business products and tangible property from BioSciences. Life Sciences issued 3,500,000 shares of its common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased. The assets that Life Sciences acquired from BioSciences had a carrying value of zero, as BioSciences had expensed all of the research and development costs it incurred with respect to the intellectual property purchased. On March 2, 2010, Life Sciences merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the “Merger”). Chay issued 15,068,942 shares of common stock to acquire Life Sciences, which resulted in the stockholders of Life Sciences owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock. In conjunction with the Merger, Chay purchased 263,624 shares of its common stock from the Chay Control Shareholders for $150,000 in cash.

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

On March 23, 2011, Ampio acquired BioSciences (the “BioSciences Merger”). Biosciences’ principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 2 – Acquisition of DMI BioSciences for terms of the acquisition.

Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date. Ampio is considered to be a development stage company.

Note 2 – Acquisition of DMI BioSciences

On March 23, 2011, Ampio acquired all of the outstanding stock of BioSciences for 8,667,905 shares of Ampio common stock (the “merger stock”). Ampio acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for PE. The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. All shares were subject to a lock-up agreement under which each holder agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences which were subsequently cancelled. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement.

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

$7,853,000

The fair value of in-process research and development and patents was based on an independent third party appraisal.

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

Note 3 – License Agreement/Revenue Recognition

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

Note 4 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1—August 10, 2010	51,214	$134,853	51,214	$183,132
Tranche 2—October 22, 2010-October 29, 2010	7,040	19,061	7,040	25,650
Tranche 3—November 12, 2010-November 29, 2010	66,434	219,880	66,434	295,146
Tranche 4—December 13, 2010-December 29, 2010	13,686	37,753	13,686	50,497
Tranche 5—January 20, 2011-January 31, 2011	29,344	42,385	29,344	56,486

	167,718	$453,932	167,718	$610,911

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

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with the warrants recorded at fair value by type of financing for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Warrants (dates correspond to financing)
Tranche 1—August 10, 2010	$(48,279)	$81,209
Tranche 2—October 22, 2010-October 29, 2010	(6,589)	5,946
Tranche 3—November 12, 2010-November 29, 2010	(75,266)	28,715
Tranche 4—December 13, 2010-December 29, 2010	(12,744)	9,131
Tranche 5—January 20, 2011-January 31, 2011	(14,101)	(101,683)

	(156,979)	23,318
Day-one derivative expense:
Tranche 1—August 10, 2010	—	—
Tranche 2—October 22, 2010-October 29, 2010	—	—
Tranche 3—November 12, 2010-November 29, 2010	—	—
Tranche 4—December 13, 2010-December 29, 2010	—	—
Tranche 5—January 20, 2011-January 31, 2011	—	925,137

	$(156,979)	$948,455

The following table summarizes the effects on Ampio’s unrealized loss associated with hybrid debt instruments recorded at fair value by type of financing for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Hybrid debt instruments (dates correspond to financing):
Tranche 1—August 10, 2010	$1,245,707
Tranche 2—October 22, 2010-October 29, 2010	578,744
Tranche 3—November 12, 2010-November 29, 2010	2,901,987
Tranche 4—December 13, 2010-December 29, 2010	330,829
Tranche 5—January 20, 2011-January 31, 2011	528,155

$5,585,422

Note 5 – Fair Value Considerations

Ampio’s financial instruments include cash and cash equivalents, prepaid expenses, accounts payable and warrant derivative liability. The carrying amounts of cash and cash equivalents, prepaid expenses and accounts payable approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

Ampio generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, Ampio has entered into certain other financial instruments and contracts, such as Ampio’s previously outstanding secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by GAAP, these instruments are required to be carried as derivative liabilities, at fair value, in Ampio’s financial statements. However, Ampio may elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. Ampio believes that fair value measurement of the hybrid convertible debenture financing arrangements provide a more meaningful presentation.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Ampio. Unobservable inputs are inputs that reflect our assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2012
ASSETS
Money market funds (included in cash and cash equivalents)	$8,248,586	$—	$—	$8,248,586

LIABILITIES
Warrant derivative liabilities	—	—	453,932	453,932

December 31, 2011
ASSETS
Money market funds (included in cash and cash equivalents)	$10,345,183	$—	$—	$10,345,183

LIABILITIES
Warrant derivative liabilities	—	—	610,911	610,911

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	167.13%	174.85%
Equivalent term (years)	1.36 -1.84	1.61 -2.08
Risk-free interest rate	0.33%	0.25%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Insturments
Balance as of December 31, 2011	$(610,911)
Total gain (losses) (realized or unrealized):
Included in earnings	156,979

Balance as of March 31, 2012	$(453,932)

Note 6 – Commitments and Contingencies

Under the terms of a Budget Agreement contained in a Clinical Research Agreement effective December 15, 2010, Ampio had agreed to fund $657,416 to support a clinical trial. Ampio notified Health Canada of its discontinuation of this clinical trial, Study DMILS-Rx09-001, on March 20, 2012 after the planned interim review indicated encouraging results. Ampio also terminated the clinical research agreement at that time. Ampio made payments of $343,514 through March 31, 2012 with a final negotiated fee of $115,000 remaining payable. In conjunction with this clinical trial, Ampio entered into services agreements to provide data management and statistical services and for project management and monitoring totaling $262,740. Ampio paid $102,470 through March 31, 2012. All services will be concluded and final payments made on these contracts by June 30, 2012.

Ampio has additional total commitments of $55,000 on contracts for services that will expire by June 30, 2012.

Ampio entered into employment agreements with three of its officers in August 2010 with two remaining in effect at March 31, 2012. Under the employment agreements, the officers are collectively entitled to receive $550,000 in annual salaries. The employment agreements expire August 2013.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. Ampio also reimburses third party expenses incurred on its behalf. The payments for reimbursements and leased equipment were $14,510 for the three months ended March 31, 2011. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice. Obligations under the Sponsored Research Agreement are as follows:

2012	$197,813
2013	263,750
2014	175,833

$637,396

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of March 31, 2012 the remaining obligation under this lease is $77,214 for 2012, $105,060 for 2013 and $62,118 for 2014.

Note 7 – Common Stock

Capital Stock

At March 31, 2012 and December 31, 2011, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

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

Private Placement Offering

On March 31, April 8 and April 18, 2011, Ampio closed private placements of its common stock (the “2011 Private Placement”). A total of 5,092,880 shares of common stock were issued resulting in gross proceeds of $12,732,200, of which the Company received net proceeds of $10,916,538, after placement agent commissions, non-accountable expenses and other offering costs. In connection with the private placements, the placement agent also received 509,288 warrants to purchase common stock with a fair value of $888,664.

Note 8 – Equity Incentive Plan

Ampio adopted a stock plan in March 2010. The number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents was increased from 2,500,000 to 4,500,000 in August 2010 and to 5,700,000 by vote of the shareholders on December 3, 2011.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	2,930,000		9.63
Granted	840,000	$3.95
Exercised or forfeited	(372,843)	$(1.62)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	7.31
Exercised or forfeited	(160,800)	$3.75

Outstanding March 31, 2012	3,672,074	$1.65	7.82

Exercisable at March 31, 2012	3,200,407	$1.63	7.71

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	December 18, 2008 (Inception) through March 31, 2012
Research and development expenses
Stock options	$57,303	$57,000	$753,920
General and administrative expenses
Common stock issued for services	40,000	30,000	$1,842,500
Stock options	142,938	703,000	$2,727,189

	$240,241	$790,000	$5,323,609

Unrecognized expenses at March 31, 2012	$234,691
Weighted average remaining years to vest	0.375

Warrants

Ampio issued warrants in 2011 and 2010 in conjunction with its Senior Convertible Debentures and 2011 Private Placements as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75	2.99
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	$(1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding December 31, 2011	677,008	$2.78	3.69
Warrants exercised	(27,029)	$3.125

Outstanding March 31, 2012	649,979	$2.77	3.42

The exercise price of the warrants associated with the Senior Convertible Debentures was fixed at $1.75 per share and the warrants expire on December 31, 2013. Warrants issued in connection with the 2011 Private Placements are at $3.125 per share and expire March 31, 2016.

Note 9 – Related Party Transactions

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $27,777 and $42,901 during the three months ended March 31, 2012 and 2011, respectively, in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the Chay Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the year ended December 31, 2011, one advance of $22,660 was repaid. During the three months ended March 31, 2012 an additional repayment of $36,883 was received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceuticals, Inc.’s historical financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012.

Overview

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

On March 23, 2011, we acquired all of the outstanding stock of DMI BioSciences, Inc. (“BioSciences”) for 8,667,905 shares of our common stock (the “merger stock”). We acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for premature ejaculation (“PE”). The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. All shares were subject to receipt from each such stockholder of a signed lock-up agreement under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. Certain of these lock-up agreements were modified after September 30, 2011. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement. On June 17, 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During 2011, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. On December 31, 2011 the remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders. All shares donated back, relinquished and escrow shares awarded to Ampio have been cancelled.

Business Update/Financing Activities

On February 28, 2011, we issued an aggregate of 1,281,852 shares of our common stock in retirement of the Senior Convertible Debentures issued to 21 holders of such debentures. The convertible debentures were previously issued in five tranches. The first tranche consisted of $430,000 in principal amount issued in August 2010 to two directors and an affiliate of one of those directors. The next three tranches consisted of $1.38 million in principal amount issued in October, November and December 2010 to 19 unaffiliated holders (seven of whom were already our shareholders), and the remaining tranche in January 2011 was an increase of $382,000 in principal amount of debentures purchased by five holders who originally purchased debentures in November 2010. The principal amount of the debentures and accrued interest were converted into our common stock at $1.75 per share. Debentures held by two directors and an affiliate of one director were converted on the same terms as debentures held by unaffiliated parties. The debenture holders were collectively issued warrants to purchase 256,389 shares of our common stock as additional consideration for the purchase of the debentures. Those warrants are exercisable at $1.75 per share.

On March 31, April 8 and April 18, 2011, we closed private placements of our common stock (the “2011 Private Placement”). A total of 5,092,880 shares of common stock were issued resulting in gross proceeds of $12,732,200, of which we received net proceeds of $10,916,538, after placement agent commissions, non-accountable expenses and other offering costs. The placement agent also received 509,288 warrants valued at $888,664 in connection with the closing. We applied a portion of the private placement proceeds in March and April 2011 to pay accrued expenses, to pay accrued salaries owed to certain of our officers, to reduce accounts payable, and to repay a $100,000 promissory note to Michael Macaluso, our chief executive officer and chairman of the board.

On September 30, 2011, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register our common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 we filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission.

On December 27, 2011, we completed a registered direct offering of our common stock A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084 of which we received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

The net proceeds of the 2011 offerings have been or will be used for general corporate purposes and working capital, including completion of the Ampion and Optina clinical trials, costs related to their regulatory approvals and commercialization of Zertane.

Product Update

We continue to execute our business plan and have moved forward on our three main drug candidates and our device development.

Ampion for Osteoarthritis of the Knee

The clinical trial has been completed and the preliminary results have been evaluated. A pre-IND meeting with the FDA to obtain clarity for a Phase III pivotal trial is scheduled within the next 30 days.

Optina for Diabetic Macula Edema

The clinical trial was discontinued after the planned interim review indicated encouraging results. Preliminary assessment of the primary end point was positive and we will request a meeting with the FDA for discussion of the design of a trial under the 505(b)2 regulations. The detailed analysis of the multiple data point per patient results are currently being analyzed and will be released upon completion.

Zertane for Male Sexual Dysfunction

We reached agreement with the Australian Therapeutic Goods Administration (TGA) on a plan for preparation of manufacturing and common technical documents to obtain regulatory approval for Zertane in Australia. The submission is expected to be made in the second quarter or early third quarter of 2012 and we hope to obtain approval in Australia as early as 2013.

We also submitted a Type B pre-IND meeting request to the FDA to discuss the approval path for Zertane in the U.S. under the 505(b)2 regulations. We expect this meeting to take place within the next 60 days.

We also entered into a license and distribution agreement with a Brazilian pharmaceutical company for exclusive rights to market Zertane in Brazil.

ORP, Point-of-Care Diagnostic Device

Enrollment of patients has been completed for our clinical trials and the analysis of the results will determine the clinical utility of this technology. We intend to prepare a 510(K) FDA submission upon completion of data analysis.

Management Update

On January 9, 2012, we announced that our Chief Executive Officer, Donald B. Wingerter, Jr., had requested and was granted a compassionate leave from all duties as CEO, member of the Board of Directors and an employee. Compensation and benefits totaling $634,000 have been paid to Mr. Wingerter pursuant to terms of his employment contract. This includes a lump sum payment of two years’ salary, a supplemental payment and two years of continued health benefits. All of his outstanding stock option awards vested, bringing total stock options exercisable at $1.03 per share to 600,000 shares. The 325,000 shares of Ampio common stock owned by Mr. Wingerter were subject to the terms of a lock-up agreement that has expired. Ampio’s Chairman of the Board, Michael Macaluso, was appointed Chief Executive Officer concurrent with this departure with his compensation set at $195,000 per year.

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

In addition, executive officers and directors of BioSciences and Ampio agreed to lock-up restrictions expiring on February 28, 2012. In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares agreed to extend their existing lock-up restrictions until July 15, 2012, but they will not be prohibited from selling a pro rata portion of their holdings of a total of up to 1,000,000 shares for all selling stockholders should Ampio decide to sell stock in a future public offering. Subsequent to these lockups being signed, the former CEO owning 325,000 shares took an indefinite leave of absence and his lockup expired April 8, 2012.

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

At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on obtaining regulatory approval for our product candidates and the development of the ORP device, we anticipate that we will make determinations on an ongoing basis as to which product candidates to pursue and how much funding to direct to each product candidate in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, fair value of our derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Results of Operations – March 31, 2012 Compared to March 31, 2011

Results of operations for the three months ended March 31, 2012 (the “2012 period”) and the three months ended March 31, 2011 (the “2011 period”) reflected losses of approximately $2,836,000 and $8,779,000, respectively. These losses include non-cash income and charges related to derivative income/expense, stock based compensation, losses on the fair value of debt instruments and depreciation and amortization in the amount of $99,000 in the 2012 period and $7.3 million in the 2011 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $12,500 license revenue recognized in the 2012 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and will be recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Labor	$397,000	$225,000
Patent costs	353,000	131,000
Stock-based compensation	57,000	57,000
Clinical trials and sponsored research	468,000	211,000
Consultants	198,000	9,000

	$1,473,000	$633,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $840,000 or 133% over the prior year due to continued focus on the development of and pursuit of regulatory clarity on our primary product candidates, Ampion, Optina and Zertane, and the development of our ORP device. We also continued to maintain and strengthen our patent portfolio on our primary product candidates. Labor costs also increased as a result of the increased efforts in this area.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Labor	$759,000	$289,000
Stock-based compensation	183,000	733,000
Professional fees	131,000	347,000
Occupancy, travel and other	396,000	139,000
Directors fees	67,000	96,000

	$1,536,000	$1,604,000

Labor costs increased as the result of the employment agreement payout to our former CEO upon the granting of indefinite compassionate leave of absence. Stock based compensation decreased in the 2012 period from the 2011 period due to the absence of new options being issued and the majority of previously issued options having vested. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation. In the 2011 period we had higher professional fees related to the filing of an S-4 document and the acquisition of BioSciences. Occupancy, travel and other expenses consist of rent, insurance, investor relations and other public company costs such as exchange listing. The increase in the 2012 period relates primarily to NASDAQ annual fees and increased investor relations activities. The net combined effect of these factors resulted in a $68,000 or 4% decrease in general and administrative costs in the 2012 period from the 2011 period.

Derivative income (expense)

We recorded $157,000 of non-cash derivative income in the 2012 period compared to $948,000 in non-cash derivative expense in the 2011 period in connection with our hybrid financial instruments consisting of debentures and related warrants. These amounts relate to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

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

Net Cash Used in Operating Activities

During the 2012 period our operating activities used approximately $3.1 million in cash. The use of cash was greater than the $2.8 million net loss as a result of the increase in prepaid expenses and reduction in accounts payable.

During the 2011 period our operating activities used approximately $1.8 million in cash. The use of cash was significantly lower than the $8.8 million net loss, primarily as a result of non-cash charges of $790,000 for common stock issued for services and stock based compensation and $6.5 million in unrealized loss on fair value of debt instruments and derivative expense. Net of these non-cash expenses, our operations used $1.5 million in cash. We also used $331,000 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets.

Net Cash from Financing Activities

Net cash provided by financing activities in the 2012 period was a repayment of $37,000 related to the stockholders advances made in 2010.

Net cash provided by our financing activities was $5.7 million for the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $5.4 million from the sale of common stock. We also repaid a $100,000 note to a director of Ampio.

Liquidity and Capital Resources

At March 31, 2012, Ampio had cash of approximately $8,292,000 and payables of approximately $406,000.

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. In the three months ended March 31, 2012, we used net cash in operating activities of $3.1 million and inception to date of $16.2 million. We have historically funded our operations through sales of common stock and debt securities.

We prepared a budget for 2012 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $450,000 and $500,000 per month. Additional funds in the range of $150,000 per month are planned for regulatory approvals and commercialization of Zertane. We expect our cash reserves to last into mid 2013. Our cash requirements in the first quarter of 2012 exceeded our average quarterly requirements by approximately $1.2 million as a result of payments to our former CEO in connection with his leave of absence, completion of clinical trials, the increase in prepaid expenses and decrease in accounts payable. To the extent we decide to further expand our clinical trials, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012. However, the Company will continue to require additional capital, the receipt of which is not assured.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso Chief Executive Officer Date: May 4, 2012

By:	/s/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: May 4, 2012