Form 10-Q
period 2012-06-30
Ampio Pharmaceuticals, Inc.
filed 2012-08-03
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

As of August 3, 2012, there were 36,987,654 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2012

INDEX

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 (unaudited), and the three and six months ended June 30, 2011 (unaudited), and the period from December 18, 2008 (inception) through June 30, 2012 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (unaudited), the six months ended June 30, 2011 (unaudited), and the period from December 18, 2008 (inception) through June 30, 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

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

This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina and Zertane, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,804,315	$11,362,325
Prepaid expenses	306,078	43,120

Total current assets	7,110,393	11,405,445

Fixed assets, net of depreciation	67,760	76,230
In-process research and development	7,500,000	7,500,000
Patents, net of amortization	443,196	465,924
Deposits	35,000	35,000

	8,045,956	8,077,154

Total assets	$15,156,349	$19,482,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$358,142	$630,622
Deferred revenue	50,000	50,000
Warrant derivative liability	687,158	610,911

Total current liabilities	1,095,300	1,291,533
Long-term deferred revenue	406,250	431,250

Total liabilities	1,501,550	1,722,783

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 31,761,169 in 2012 and 31,081,434 in 2011	3,176	3,108
Additional paid-in capital	47,251,576	46,061,783
Advances to stockholders	(90,640)	(127,523)
(Deficit) accumulated in the development stage	(33,509,313)	(28,177,552)

Total stockholders’ equity	13,654,799	17,759,816

Total liabilities and stockholders’ equity	$15,156,349	$19,482,599

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		December 18, 2008 (inception) through June 30, 2012
	2012	2011	2012	2011
License revenue	$12,500	$—	$25,000	$—	$43,750

Expenses
Research and development	$1,551,629	$991,822	$3,024,336	$1,610,264	$12,484,549
Research and development – related party (Note 6)	—	17,391	—	31,901	230,688
General and administrative	727,164	567,417	2,263,365	2,171,824	11,942,345

Total operating expenses	2,278,793	1,576,630	5,287,701	3,813,989	24,657,582

Other income (expense)
Interest income	3,634	2,069	7,187	2,199	15,777
Interest expense	—	—	—	(8,358)	(29,317)
Unrealized loss on fair value of debt instruments	—	—	—	(5,585,422)	(5,547,911)
Derivative expense	(233,226)	(1,243,642)	(76,247)	(2,192,097)	(2,999,515)

Total other expense	(229,592)	(1,241,573)	(69,060)	(7,783,678)	(8,560,966)

Net loss, before income tax	$(2,495,885)	$(2,818,203)	$(5,331,761)	$(11,597,667)	$(33,174,798)
Foreign tax expense	—	—	—	—	82,500

Net loss	$(2,495,885)	$(2,818,203)	$(5,331,761)	$(11,597,667)	$(33,257,298)

Weighted average number of common shares outstanding	31,260,070	28,284,445	31,193,378	23,183,487

Basic and diluted net loss per common share	$(0.08)	$(0.10)	$(0.17)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Advances to Stockholders	Deficit Accumulated in the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080

Balance – December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	(1,512,908)

Balance – December 3 1, 2009	1,077,864	1,078	11,930,000	11,930	170,003	1,313,942	—	—	(1,764,923)	(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	(8,053,395)

Balance – December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	(18,359,234)

Balance – December 31, 2011	—	$—	31,081,434	3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$17,759,816
Issuance of common stock for services (unaudited)			9,072	1		39,999				40,000
Options exercised, net (unaudited)			666,525	67		617,933				618,000
Warrants exercised, net (unaudited)			4,138							—
Stock-based compensation (unaudited)						531,861				531,861
Repayment of advance (unaudited)								36,883		36,883
Net loss (unaudited)	—	—	—	—	—	—	—	—	(5,331,761)	(5,331,761)

Balance – June 30, 2012 (unaudited)	—	$—	31,761,169	3,176	$—	$47,251,576	$—	$(90,640)	$(33,509,313)	$13,654,799

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	December 18, 2008 (Inception) through June 30, 2012
Cash flows from operating activities:
Net loss	$(5,331,761)	$(11,597,667)	$(33,257,298)
Depreciation and amortization	31,198	11,364	73,749
Common stock issued for services	40,000	30,000	1,842,500
Stock-based compensation expense	531,861	950,679	3,812,729
Derivative expense	76,247	2,192,097	2,999,515
Unrealized loss on fair value of debt instruments	—	5,585,422	5,547,911
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
(Increase) in prepaid expenses	(262,958)	(138,438)	(306,078)
Decrease in related party receivable	—	5,711	—
Increase (Decrease) in related party payable	—	(84,032)	109,789
Increase (Decrease) in accounts payable	(272,480)	104,401	358,144
Increase (Decrease) in deferred revenue	(25,000)	—	456,250
Increase (Decrease) in accrued salaries	—	(526,733)	—
Increase (Decrease) in accrued interest payable	—	(2,745)	16,948

Net cash and cash equivalents used in operating activities	(5,212,893)	(3,469,941)	(18,345,841)

Cash flows used in investing activities:
Purchase of fixed assets	—	(38,343)	(84,705)
Deposits	—	(37,000)	(35,000)

Net cash and cash equivalents used in investing activities	—	(75,343)	(119,705)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	382,000	2,593,000
Proceeds from sale of common stock	618,000	12,782,273	24,421,557
Costs related to sale of common stock	—	(1,815,664)	(2,797,747)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	1,115,020
Advances (to) from shareholders	36,883	—	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	(100,000)	(100,000)
Increase in cash from acquisition	—	—	183

Net cash and cash equivalents provided by financing activities	654,883	11,248,609	25,269,861

Net change in cash and cash equivalents	(4,558,010)	7,703,325	6,804,315
Cash and cash equivalents at beginning of period	11,362,325	671,279	—

Cash and cash equivalents at end of period	$6,804,315	$8,374,604	$6,804,315

Supplementary cash flow information:
Interest paid	$—	$11,103	$8,358
Income taxes paid	$—	$—	$82,500
Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$7,852,737	$7,852,737
Conversion of debentures to common stock	$—	$9,424,075	$9,424,075
Warrant compensation from common stock offering costs	$—	$888,664	$888,664
Merger liability – shares exchanged for options	$—	$574,000	$574,000

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). These unaudited consolidated financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2011, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended June 30, 2012 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended June 30, 2012 is unaudited.

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

On March 23, 2011, Ampio acquired BioSciences (the “BioSciences Merger”). BioSciences’ principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (“PE”) in men. See Note 2 – Acquisition of DMI BioSciences for terms of the acquisition.

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

BioSciences had Net Operating Loss (NOL) carryforwards for federal and state income tax purposes of approximately $11,200,000, which expire from 2016 through 2030. Under the provisions of the Internal Revenue Code, substantial changes in BioSciences ownership may result in limitations on the amount of the NOL carryforwards which can be utilized in future years. Ampio provided a full valuation allowance against BioSciences’ $4,600,000 deferred tax asset (primarily associated with the NOL carryforwards), based on the weight of available evidence, both positive and negative, which indicated that it is more likely than not that such benefits will not be realized.

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

Note 4 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012 (unaudited)		December 31, 2011 (audited)
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 – August 10, 2010	51,214	$204,969	51,214	$183,132
Tranche 2 – October 22, 2010-October 29, 2010	7,040	28,855	7,040	25,650
Tranche 3 – November 12, 2010-November 29, 2010	66,434	332,475	66,434	295,146
Tranche 4 – December 13, 2010-December 29, 2010	13,686	56,987	13,686	50,497
Tranche 5 – January 20, 2011-January 31, 2011	29,344	63,872	29,344	56,486

	167,718	$687,158	167,718	$610,911

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

The following table summarizes the effects on Ampio’s unrealized loss associated with the warrants recorded at fair value by type of financing for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Warrants (dates correspond to financing)
Tranche 1 – August 10, 2010	$70,116	$240,668	$21,837	$321,875
Tranche 2 – October 22, 2010-October 29, 2010	9,794	119,777	3,205	125,723
Tranche 3 – November 12, 2010-November 29, 2010	112,595	602,490	37,329	631,205
Tranche 4 – December 13, 2010-December 29, 2010	19,234	66,689	6,490	75,820
Tranche 5 – January 20, 2011-January 31, 2011	21,487	214,018	7,386	112,335

	233,226	1,243,642	76,247	1,266,958
Day-one derivative expense:
Tranche 5 – January 20, 2011-January 31, 2011	—	—	—	925,137

	$233,226	$1,243,642	$76,247	$2,192,095

The following table summarizes the effects on Ampio’s unrealized loss associated with hybrid debt instruments recorded at fair value by type of financing for the three and six months ended June 30, 2011. There are no ongoing charges since all hybrid financial instruments were converted/eliminated in the first quarter of 2011.

Three and Six Months Ended June 30, 2011
Hybrid debt instruments (dates correspond to financing):
Tranche 1 – August 10, 2010	$1,245,707
Tranche 2 – October 22, 2010-October 29, 2010	578,744
Tranche 3 – November 12, 2010-November 29, 2010	2,901,987
Tranche 4 – December 13, 2010-December 29, 2010	330,829
Tranche 5 – January 20, 2011-January 31, 2011	528,155

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2012
ASSETS
Money market funds (included in cash and cash equivalents)	$6,152,370	$—	$—	$6,152,370

LIABILITIES
Warrant derivative liabilities	—	—	687,158	687,158

December 31, 2011
ASSETS
Money market funds (included in cash and cash equivalents)	$10,345,183	$—	$—	$10,345,183

LIABILITIES
Warrant derivative liabilities	—	—	610,911	610,911

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	160.33%	174.85%
Equivalent term (years)	1.11 - 1.59	1.61 - 2.08
Risk-free interest rate	0.33%	0.25%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Insturments
Balance as of December 31, 2011	$(610,911)
Total gain (loss) (realized or unrealized):
Included in earnings	(76,247)

Balance as of June 30, 2012	$(687,158)

Note 6 – Commitments and Contingencies

Under the terms of a Budget Agreement contained in a Clinical Research Agreement effective December 15, 2010, Ampio had agreed to fund $657,416 to support a clinical trial. Ampio notified Health Canada of its discontinuation of this clinical trial, Study DMILS-Rx09-001, on March 20, 2012 after the planned interim review indicated encouraging results. Ampio also terminated the clinical research agreement at that time. Ampio had fully paid the final negotiated fee of $458,514 at June 30, 2012. In conjunction with this clinical trial, Ampio entered into service agreements to provide data management, statistical services and project management and monitoring totaling $262,740, of which Ampio had paid $179,004 through June 30, 2012.

In connection with upcoming clinical trials, Ampio has additional total commitments of $427,600 on contracts related to study drug production and corresponding studies and documentation.

Ampio entered into employment agreements with three of its officers in August 2010 with two remaining in effect at June 30, 2012. Under the employment agreements, the officers are collectively entitled to receive $550,000 in annual salaries. The employment agreements expire August 2013.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. Ampio also reimburses third party expenses incurred on its behalf. The payments for reimbursements and leased equipment were $17,391 for the three months and $31,901 for the six months ended June 30, 2011 and none in 2012. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice. Obligations under the Sponsored Research Agreement are as follows:

2012	$131,875
2013	263,750
2014	175,833

$571,458

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of June 30, 2012 the remaining obligation under this lease is $51,816 for 2012, $105,060 for 2013 and $62,118 for 2014.

Note 7 – Common Stock

Capital Stock

At June 30, 2012 and December 31, 2011, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001per share.

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

Registered Direct Offering

On December 27, 2011, Ampio completed a registered direct offering of its common stock A total of 2,220,255 shares were issued at $4.25 per share resulting in gross proceeds of $9,436,084, of which Ampio received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs.

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

Note 8 – Equity Instruments

Options

Ampio adopted a stock plan in March 2010. The number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents was increased from 2,500,000 to 4,500,000 in August 2010 and to 5,700,000 by vote of the shareholders on December 3, 2011. In May 2012, Ampio awarded grants of options to purchase 1,505,000 shares of common stock to directors, officers and employees with a weighted average exercise price of $2.76 per share. Grants of 1,430,000 options vest monthly over 3 years and 75,000 options vested immediately.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the period ended June 30, 2012 using the following assumptions:

Expected volatility	92%
Risk free interest rate	0.29%
Expected term (years)	5.5 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	2,930,000		9.63
Granted	840,000	$3.95
Exercised or forfeited	(372,843)	$(1.62)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	7.31
Granted	1,505,000	$2.76
Exercised or forfeited	(760,800)	$1.61

Outstanding June 30, 2012	4,577,074	$2.12	8.24

Exercisable at June 30, 2012	2,765,131	$1.82	7.38

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,		December 18, 2008 (inception) through
	2012	2011	2012	2011	June 30, 2012
Research and development expenses Stock options	$118,313	$57,303	$175,616	$114,606	$872,233
General and administrative expenses
Common stock issued for services	—	—	40,000	30,000	1,842,500
Stock options	213,307	133,083	356,245	836,071	2,940,496

	$331,620	$190,386	$571,861	$980,677	$5,655,229

Unrecognized expenses at June 30, 2012	$2,943,462
Weighted average remaining years to vest	2.2

Warrants

Ampio issued warrants in 2011 and 2010 in conjunction with its Senior Convertible Debentures and 2011 Private Placements as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75	2.99
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	$(1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised	(27,029)	$(3.125)

Outstanding June 30, 2012	649,979	$2.77	3.17

The exercise price of the warrants associated with the Senior Convertible Debentures was fixed at $1.75 per share and the warrants expire on December 31, 2013. Warrants issued in connection with the 2011 Private Placements are at $3.125 per share and expire March 31, 2016.

Note 9 – Related Party Transactions

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $60,283 and $41,376 during the six months ended June 30, 2012 and 2011, respectively, in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the Chay Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the year ended December 31, 2011 one advance of $22,660 was repaid. During the quarter ended March 31, 2012 an additional repayment of $36,883 was received.

Note 10 – Subsequent Events

On July 18, 2012, Ampio announced the closing of an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company totaled $16,912,545 with net proceeds estimated to be approximately $15,200,000 after underwriter fees and cash offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 with a five year term but are not exercisable until July 18, 2013.

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

We are a development stage biopharmaceutical company engaged in discovering and developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, cancer, acute and chronic inflammation and male sexual dysfunction. We intend to develop proprietary pharmaceutical drugs and diagnostic products, which capitalize on our intellectual property that includes assigned patents, pending patent applications, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new uses for FDA-approved drugs, referred to as repositioned drugs, new molecular entities, or NMEs, and rapid point-of-care tests for diagnosis, monitoring and screening.

On March 23, 2011, we acquired all of the outstanding stock of DMI BioSciences, Inc. (“BioSciences”) for 8,667,905 shares of our common stock (the “merger stock”). We acquired BioSciences in order to obtain all rights to Zertane, BioSciences’ male sexual dysfunction drug for premature ejaculation (“PE”). The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. All shares were subject to receipt from each such stockholder of a signed lock-up agreement, under which each agreed not to sell, pledge or hypothecate the merger stock until on or after December 31, 2011. Certain of these lock-up agreements were modified after September 30, 2011. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 Biosciences options that were “out-of-the-money” as of the date of execution of the merger agreement. On June 17, 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During 2011, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. On December 31, 2011 the remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders. All shares donated back, relinquished and escrow shares awarded to Ampio have been cancelled.

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

On December 27, 2011, we completed a registered direct offering of our common stock A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084, of which we received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

On July 18, 2012, we completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company totaled $16,912,545 with net proceeds estimated to be approximately $15,200,000 after underwriter fees and offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 with a five year term but are not exercisable until July 18, 2013.

The net proceeds of the 2011 and 2012 offerings have been or will be used for general corporate purposes and working capital, including conducting pivotal trials for Ampion and Zertane, Phase II and III trials for Optina, development of the methylphenidate family of compounds through the pre-IND submission, development of the ORP device and commercialization of Zertane and Zertane-ED.

Product Update

We continue to execute our business plan and have moved forward on our three main drug candidates and our device development. In addition, we have evaluated our methlphenidate derivatives family of compounds and have accelerated the development of these compounds. We will continue to evaluate our pre-clinical portfolio and advance drug candidates accordingly.

Ampion for Osteoarthritis of the Knee

The clinical trial has been completed and the preliminary results have been evaluated. A pre-IND meeting with the FDA to obtain clarity for a Phase III pivotal trial was held on May 10, 2012. The first batch of the study drug supply has been manufactured and is undergoing stability studies. We have identified initial sites and investigators and we have received quotes from clinical research organizations, which we are assessing. We anticipate that this United States trial will begin in the fourth quarter of 2012.

Optina for Diabetic Macula Edema

The clinical trial was discontinued after the planned interim review indicated encouraging results. The detailed analysis of the multiple data point per patient was released on June 11, 2012. Despite the small number of patients, the results showed statistical significance. The results of data analysis of the Canadian trial also indicated important changes in study design and dosage. A successful pre-IND meeting with the FDA’s ophthalmology division of the Center for Drug Evaluation and Research (“CDER”) took place July 31, 2012. Among other things, the meeting provided guidance for approval through the 505(b)2 pathway in the United States, indicated no safety or CMC concerns, confirmed agreement that no additional non-clinical studies are necessary and provided that the measure of efficacy will be based on visual acuity end points.

Zertane for Male Sexual Dysfunction

We reached agreement with the Australian Therapeutic Goods Administration (“TGA”) on a plan for preparation of manufacturing and common technical documents to obtain regulatory approval for Zertane in Australia. The submission is dependent upon the completion of batch processes by an independent manufacturer but is expected to be made late in the fourth quarter of 2012 or first quarter of 2013 and we hope to obtain approval in Australia as early as 2013.

A Type B pre-IND meeting was held with the FDA on June 20, 2012 to discuss the approval path for Zertane in the U.S. under the 505(b)2 regulations. We are proceeding based on the guidance received and anticipate the completion of modification of the patient reported outcome (“PRO”) measure as suggested by the FDA and the completion of protocol design for submission of the IND in the first quarter of 2013. As with the TGA submission, the IND submission is also dependent on the manufacturer.

Our sexual drug therapy portfolio was recently expanded with the allowance of the PE-ED patent in Europe and Canada. We expect the United States patent allowance to follow shortly. As a first step for the clinical study of Zertane-ED, we entered into an agreement with Syngene International to begin manufacturing, in compliance with FDA standards, the combination product for use as a study drug in clinical trials to be conducted according to FDA standards and guidelines for approval in South Korea and to support an FDA submission.

We also entered into a license and distribution agreement with a Brazilian pharmaceutical company for exclusive rights to market Zertane in Brazil.

Methylphenidate Derivatives for Cancer

We have accelerated the development of our methlphenidate derivatives family of compounds (“NCE-001”) to preclinical development for the treatment of glioblastoma multiforme (“brain tumor”), renal cell (“clear cell”) carcinoma and inflammatory breast cancer following the granting of multiple composition of matter and use patents in the USA, Canada, Europe and China. We have preliminarily agreed with Syngene International that Syngene will manufacture relevant compounds and conduct all preclinical stages of development to an IND submission to the FDA and we are in the process of finalizing a definitive agreement relating thereto. These cancers do not have adequate treatment options so NCE-001 may qualify for an accelerated approval path by regulatory agencies, including the FDA.

ORP, Point-of-Care Diagnostic Device

Enrollment of patients has been completed for our clinical trials and the analysis of the results has begun. The results will determine the clinical utility of this technology. We intend to prepare a 510(K) FDA submission upon completion of data analysis.

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

Lockups

All lockup agreements related to the stock issued in connection with the acquisition of BioSciences expired on June 30, 2012.

In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares agreed to extend their existing lock-up restrictions until July 15, 2012. The management and employee lockups exclude their pro rata portion of holdings of up to 1,000,000 aggregate shares for all selling shareholders should Ampio decide to sell stock in a future public offering, as previously detailed in our Form S-3 Registration Statement effective October 28, 2011.

In July 2012 two of the executive officers and directors of Ampio holding approximately 4,700,000 shares of common stock voluntarily extended their lockup restrictions to January 1, 2013. These two voluntary lockups allow for the sale of collectively up to 429,400 shares as selling stockholders should we decide to sell stock in a future public offering. These executives did not participate as selling shareholders in the July 2012 offering.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Unless we secure a collaborator for one or more of our product candidates and generate substantial license revenues, we will need additional capital in order to continue to implement our business strategy. Although we have raised capital in the past and raised net proceeds of approximately $15.2 million and $19.4 million through the sale of common stock in 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners, such as the license agreement entered into in September 2011 with a major Korean pharmaceutical company.

At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely. While our current focus is primarily on obtaining regulatory approval for our product candidates, initiating pre-clinical development of our methylphenidate product family, and the development of the ORP device, we anticipate that we will make determinations on an ongoing basis as to which product candidates to pursue and how much funding to direct to each product candidate in response to the scientific and clinical success of each product candidate, as well as an ongoing assessment of each product candidate’s commercial potential and our financial position. We cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

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

Results of Operations – June 30, 2012 Compared to June 30, 2011

Results of operations for the three months ended June 30, 2012 (the “2012 quarter”) and the three months ended June 30, 2011 (the “2011 quarter”) reflected losses of approximately $2,496,000 and $2,818,000, respectively. These losses include non-cash charges related to derivative expense, stock based compensation and depreciation and amortization in the amount of $580,000 in the 2012 quarter and $1.5 million in the 2011 quarter.

Results of operations for the six months ended June 30, 2012 (the “2012 period”) and the six months ended June 30, 2011 (the “2011 period”) reflected losses of approximately $5,332,000 and $11,598,000, respectively. These losses include non-cash charges related to derivative expense, common stock and stock based compensation, losses on the fair value of debt instruments and depreciation and amortization in the amount of $679,000 in the 2012 period and $8.8 million in the 2011 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $25,000 license revenue recognized in the 2012 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and is being recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Labor	$336,000	$353,000	$733,000	$578,000
Patent costs	323,000	202,000	676,000	333,000
Stock-based compensation	119,000	58,000	176,000	115,000
Clinical trials and sponsored research	730,000	360,000	1,198,000	571,000
Consultants	43,000	36,000	241,000	45,000

	$1,551,000	$1,009,000	$3,024,000	$1,642,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $542,000 or 54% for the 2012 quarter compared to the 2011 quarter and increased $1,382,000 or 84% for the 2012 period compared to the 2011 period due to continued focus on the development of and pursuit of regulatory clarity on our primary product candidates, Ampion, Optina and Zertane, and the development of our ORP device. We also continued to maintain and strengthen our patent portfolio on our primary product candidates. Labor costs also increased as a result of the increased efforts in this area.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Labor	$152,000	$164,000	$911,000	$453,000
Stock-based compensation	213,000	103,000	396,000	836,000
Professional fees	102,000	23,000	233,000	370,000
Occupancy, travel and other	197,000	184,000	593,000	323,000
Directors fees	63,000	94,000	130,000	190,000

	$727,000	$568,000	$2,263,000	$2,172,000

General and administrative expenses increased $159,000 or 28% for the 2012 quarter compared to 2011 quarter. The increase is due primarily to the non-cash stock-based compensation award expense recognized during the 2012 quarter.

The increase in general and administrative costs in the 2012 period compared to the 2011 period was $91,000 or 4%. Labor costs increased as the result of the employment agreement payout to our former CEO upon the granting of indefinite compassionate leave of absence. Stock based compensation decreased in the 2012 period from the 2011 period due to the reduction of new options being issued and the majority of previously issued options having vested. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation. In the 2011 period we had higher professional fees related to the filing of an S-4 document and the acquisition of BioSciences. Occupancy, travel and other expenses consist of rent, insurance, investor relations and other public company costs such as exchange listing. The increase in the 2012 period relates primarily to NASDAQ annual fees and increased investor relations activities.

Derivative income (expense)

We recorded non-cash derivative expense in connection with our hybrid financial instruments consisting of debentures and related warrants. This expense was $233,226 in the 2012 quarter compared to $1,243,642 in the 2011 quarter, and $76,247 in the 2012 period compared to $2,192,097 in the 2011 period. These amounts relate to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

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

Net Cash Used in Operating Activities

During the 2012 period our operating activities used approximately $5.2 million in cash. The use of cash was approximately the same as the $5.3 million net loss. Non-cash charges for common stock and stock based compensation, depreciation and amortization was $679,000. Current assets in the form of prepaid expenses used cash of $263,000 and the decrease in accounts payable used cash of approximately $272,000.

During the 2011 period our operating activities used approxiately $3.4 million in cash. The use of cash was significantly lower than the $11.6 million net loss, primarily as a result of non-cash charges of $981,000 for common stock issued for services and stock based compensation and $7.8 million in unrealized loss on fair value of debt instruments and derivative expense. Net of these non-cash expenses, our operations used $2.8 million in cash. We also used $642,000 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets and $75,000 for the purchase of fixed assets and rent deposits.

Net Cash from Financing Activities

Net cash provided by financing activities in the 2012 period was due to a cash exercise of stock options of $618,000 and a repayment of $37,000 related to the stockholders advances made in 2010.

Net cash provided by our financing activities was $11.2 million for the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $10.9 million from the sale of common stock. We also repaid a $100,000 note to a director of Ampio.

Liquidity and Capital Resources

At June 30, 2012, Ampio had cash of approximately $6.8 million and payables of approximately $358,000.

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. In the six months ended June 30, 2012, we used net cash in operating activities of $5.2 million and inception to date of $18.3 million. We have historically funded our operations through sales of common stock and debt securities.

During the first six months of 2012, we completed two pre-IND meetings with the FDA that provided clarity for pivotal trials of Ampion and Zertane, completed the submission package for Optina and held a successful pre-IND meeting with the FDA on July 31, 2012 and accelerated the development of our methylphenidate family of compounds. In July 2012, we completed a public offering of 5,203,860 shares of common stock resulting in gross proceeds to the Company of $16,912,545 with proceeds net of cash offering and underwriting expenses estimated at approximately $15,200,000. We are reviewing solicited proposals and quotes for the clinical trials, ORP device requirements and other costs associated with our development programs. We believe that we have adequate capital to execute most, if not all, of our product strategies; however, we may also enter into licensing or collaboration agreements to further leverage our capital resources. Our on-going expenses such as payroll, legal and accounting and overhead are currently anticipated to be in the range of $600,000 per month, inclusive of new patent applications and maintenance of existing patents. Assuming this burn rate stays the same, along with anticipated cash expenditures to execute our product strategies, we expect our cash reserves to last into mid-2014.

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

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has revised the below risk factor from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of June 30, 2012, we had 31,761,169 shares of our common stock outstanding. Of these shares, 8,667,905 shares of common stock were issued to former BioSciences shareholders in connection with the acquisition of BioSciences in March 2011. Subsequently, 194,116 of these shares were cancelled as a result of a settlement with three shareholders, resulting in 8,473,789 net shares outstanding.

The 8,473,789 net shares issued to the former BioSciences shareholders were free-trading, subject to the provisions of lock-up agreements under which such shareholders were prohibited from selling, pledging or hypothecating our common stock until December 31, 2011. On October 5, 2011, our board of directors approved a modified lock-up program under which former BioSciences stockholders who voluntarily agreed to a six-month extension of existing lock-up restrictions to June 30, 2012, would be permitted to sell up to 5% of their shares per month effective September 15, 2011 and immediately upon their establishing trading accounts that were approved by Ampio. The holders of approximately 54% of the total 8,473,789 net merger shares agreed to these terms. In addition, a group holding approximately 18% of the merger stock, agreed to a lock-up that allowed them to collateralize a loan provided that shares could not be sold unless the share price fell below a defined floor or, if not used as collateral, allowed the monthly sale of 5% of the holdings beginning January 15, 2012 through June 30, 2012. An aggregate of approximately 2,336,036 shares (representing approximately 28% of the net shares issued to former BioSciences shareholders) became freely tradable without lock-up restrictions as of January 1, 2012.

As a result of the lock-up agreement modifications described above, an aggregate of approximately 6,137,753 shares (representing approximately 72% of the net shares issued to former BioSciences shareholders) were subject to modified lock-up agreements, of which an aggregate of approximately 2,137,753 shares became freely tradable without lock-up restrictions prior to June 30, 2012. The lock-up restrictions covering the remaining approximately 4,000,000 shares expired on June 30, 2012.

In addition, executive officers and directors of BioSciences and Ampio agreed to lock-up restrictions expiring on February 28, 2012. In October 2011, Ampio management and employees holding an aggregate of 8,250,000 shares (including 2,700,000 shares owned by Dr. David Bar-Or) agreed to extend their existing lock-up restrictions until July 15, 2012, but they will not be prohibited from selling a pro rata portion of their holdings of a total of up to 1,000,000 shares for all selling stockholders should Ampio decide to sell stock in a future public offering. Subsequent to these lockups being signed, the former CEO owning 325,000 shares took an indefinite leave of absence and his lockup expired April 8, 2012.

On July 3, 2012, we announced that Dr. David Bar-Or, our chief scientific officer and member of our board of directors, and Mr. Michael Macaluso, our chief executive officer, agreed to extend their lock-up restrictions until January 1, 2013. These lock-up restrictions cover approximately 4,743,373 shares, but allow for the sale of collectively up to 429,400 shares as selling stockholders through future public offerings we may consummate from time to time pursuant to our Form S-3 Registration Statement effective October 28, 2011.

Since all of the BioSciences lock-up agreements are now expired as of June 30, 2012, and lock-up restrictions with respect to an additional approximately 5,225,000 shares expired as of July 15, 2012, sales of a substantial number of these shares in the public market could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase shares.

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
Michael Macaluso Chief Executive Officer Date: August 3, 2012

By:	/s/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: August 3, 2012