Form 10-Q
period 2012-09-30
Ampio Pharmaceuticals, Inc.
filed 2012-11-02
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

As of November 2, 2012, there were 37,009,695 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2012

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 (unaudited), and the three and nine months ended September 30, 2011 (unaudited), and the period from December 18, 2008 (inception) through September 30, 2012 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited), the nine months ended September 30, 2011 (unaudited), and the period from December 18, 2008 (inception) through September 30, 2012 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$20,265,865	$11,362,325
Prepaid expenses	142,147	43,120

Total current assets	20,408,012	11,405,445

Fixed assets, net of depreciation	63,525	76,230
In-process research and development	7,500,000	7,500,000
Patents, net of amortization	431,832	465,924
Deposits	35,000	35,000

	8,030,357	8,077,154

Total assets	$28,438,369	$19,482,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$789,417	$630,622
Deferred revenue	50,000	50,000
Warrant derivative liability	457,852	610,911

Total current liabilities	1,297,269	1,291,533
Long-term deferred revenue	393,750	431,250

Total liabilities	1,691,019	1,722,783

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 36,994,695 in 2012 and 31,081,434 in 2011	3,699	3,108
Additional paid-in capital	62,927,572	46,061,783
Advances to stockholders	(90,640)	(127,523)
(Deficit) accumulated in the development stage	(36,093,281)	(28,177,552)

Total stockholders’ equity	26,747,350	17,759,816

Total liabilities and stockholders’ equity	$28,438,369	$19,482,599

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 18, 2008 (inception) through
	2012	2011	2012	2011	September 30, 2012
License revenue	$12,500	$6,250	$37,500	$6,250	$56,250

Expenses
Research and development	$2,135,385	$1,402,038	$5,159,721	$3,012,302	$14,619,934
Research and development - related party (Note 6)	—	2,112	—	34,013	230,688
General and administrative	677,928	1,371,949	2,941,293	3,543,773	12,620,273

Total operating expenses	2,813,313	2,776,099	8,101,014	6,590,088	27,470,895

Other income (expense)
Interest income	7,911	2,311	15,098	4,510	23,688
Interest expense	—	—	—	(8,358)	(29,317)
Unrealized loss on fair value of debt instruments	—	—	—	(5,585,422)	(5,547,911)
Derivative income (expense)	208,934	274,410	132,687	(1,917,687)	(2,790,581)

Total other expense	216,845	276,721	147,785	(7,506,957)	(8,344,121)

Net loss, before income tax	$(2,583,968)	$(2,493,128)	$(7,915,729)	$(14,090,795)	$(35,758,766)
Foreign tax expense	—	82,500	—	82,500	82,500

Net loss	$(2,583,968)	$(2,575,628)	$(7,915,729)	$(14,173,295)	$(35,841,266)

Weighted average number of common shares outstanding	36,477,907	28,679,942	32,967,745	25,015,924

Basic and diluted net loss per common share	$(0.07)	$(0.09)	$(0.24)	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Advances to Stockholders	Deficit Accumulated in the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020

Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	(1,512,908)

Balance - December 3 1, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$(267,970)

Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$(4,008,436)

Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	109,045

Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$17,759,816

Issuance of common stock for services (unaudited)	—	—	9,072	1	—	39,999	—	—	—	40,000
Options exercised, net (unaudited)	—	—	680,809	68	—	617,932	—	—	—	618,000
Warrants exercised, net (unaudited)	—	—	19,520	2	—	32,692	—	—	—	32,694
Stock-based compensation (unaudited)	—	—	—	—	—	822,536	—	—	—	822,536
Repayment of advance (unaudited)	—	—	—	—	—	—	—	36,883	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589 (unaudited)	—	—	5,203,860	520	—	15,352,630	—	—	—	15,353,150
Net loss (unaudited)	—	—	—	—	—	—	—	—	(7,915,729)	(7,915,729)

Balance - September 30, 2012 (unaudited)	—	$—	36,994,695	$3,699	$—	$62,927,572	$—	$(90,640)	$(36,093,281)	$26,747,350

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	December 18, 2008 (Inception) through September 30, 2012
Cash flows from operating activities:
Net loss	$(7,915,729)	$(14,173,295)	$(35,841,266)
Depreciation and amortization	46,797	26,952	89,348
Common stock issued for services	40,000	3,281	1,842,500
Stock-based compensation expense	822,536	1,805,257	4,103,404
Derivative (income) expense	(132,687)	1,917,687	2,790,581
Unrealized loss on fair value of debt instruments	—	5,585,422	5,547,911
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
(Increase) in prepaid expenses	(99,027)	(56,419)	(142,147)
Decrease in related party receivable	—	5,711	—
Increase (Decrease) in related party payable	—	(84,032)	109,789
Increase in accounts payable	158,795	6,577	789,419
Increase (Decrease) in deferred revenue	(37,500)	493,750	443,750
(Decrease) in accrued salaries	—	(526,733)	—
Increase (Decrease) in accrued interest payable	—	(2,745)	16,948

Net cash and cash equivalents used in operating activities	(7,116,815)	(4,998,587)	(20,249,763)

Cash flows used in investing activities:
Purchase of fixed assets	—	(84,705)	(84,705)
Deposits	—	(37,000)	(35,000)

Net cash and cash equivalents used in investing activities	—	(121,705)	(119,705)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	382,000	2,593,000
Proceeds from sale of common stock	17,542,867	12,953,853	41,346,424
Costs related to sale of common stock	(1,559,395)	(1,815,664)	(4,357,142)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	1,115,020
Advances (to) from shareholders	36,883	22,660	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	(100,000)	(100,000)
Increase in cash from acquisition	—	—	183

Net cash and cash equivalents provided by financing activities	16,020,355	11,442,849	40,635,333

Net change in cash and cash equivalents	8,903,540	6,322,557	20,265,865
Cash and cash equivalents at beginning of period	11,362,325	671,279	—

Cash and cash equivalents at end of period	$20,265,865	$6,993,836	$20,265,865

Supplementary cash flow information:
Interest paid	$—	$8,358	$8,358
Income taxes paid	$—	$82,500	$82,500
Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$7,852,737	$7,852,737
Conversion of debentures to common stock	$—	$9,424,075	$9,424,075
Warrant compensation from common stock offering costs	$180,194	$888,664	$1,068,858
Merger liability - shares exchanged for options	$—	$574,000	$574,000

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). These unaudited consolidated financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2011, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2012 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended September 30, 2012 is unaudited.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance is intended to simplify impairment testing of indefinite-lived intangible assets such as In-Process Research and Development by first assessing qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Note 4 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012 (unaudited)		December 31, 2011 (audited)
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$140,681	51,214	$183,132
Tranche 2 - October 22, 2010-October 29, 2010	—	—	7,040	25,650
Tranche 3 - November 12, 2010-November 29, 2010	66,434	232,118	66,434	295,146
Tranche 4 - December 13, 2010-December 29, 2010	13,686	39,992	13,686	50,497
Tranche 5 - January 20, 2011-January 31, 2011	29,344	45,061	29,344	56,486

	160,679	$457,852	167,718	$610,911

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

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with the warrants recorded at fair value by type of financing for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$(64,288)	$(64,965)	$(42,451)	$256,910
Tranche 2 - October 22, 2010-October 29, 2010	(8,483)	(5,854)	(5,278)	119,869
Tranche 3 - November 12, 2010-November 29, 2010	(100,357)	(137,043)	(63,028)	494,162
Tranche 4 - December 13, 2010-December 29, 2010	(16,995)	(17,165)	(10,505)	58,655
Tranche 5 - January 20, 2011-January 31, 2011	(18,811)	(49,383)	(11,425)	62,952

	(208,934)	(274,410)	(132,687)	992,548
Day-one derivative expense:
Tranche 5 - January 20, 2011-January 31, 2011	—	—	—	925,139

	$(208,934)	$(274,410)	$(132,687)	$1,917,687

The following table summarizes the effects on Ampio’s unrealized loss associated with hybrid debt instruments recorded at fair value by type of financing for the three and nine months ended September 30, 2011. There are no ongoing charges since all hybrid financial instruments were converted/eliminated in the first quarter of 2011.

Three and Nine Months Ended September 30, 2011
Hybrid debt instruments (dates correspond to financing):
Tranche 1 - August 10, 2010	$1,245,707
Tranche 2 - October 22, 2010-October 29, 2010	578,744
Tranche 3 - November 12, 2010-November 29, 2010	2,901,987
Tranche 4 - December 13, 2010-December 29, 2010	330,829
Tranche 5 - January 20, 2011-January 31, 2011	528,155

$5,585,422

Note 5 – Fair Value Considerations

Ampio’s financial instruments include cash equivalents, accounts payable and warrant derivative liability. The carrying amounts of cash equivalents and accounts payable approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2012 (unaudited)
ASSETS
Money market funds (included in cash and cash equivalents)	$18,874,103	$—	$—	$18,874,103

LIABILITIES
Warrant derivative liabilities	—	—	457,852	457,852

December 31, 2011 (audited)
ASSETS
Money market funds (included in cash and cash equivalents)	$10,345,183	$—	$—	$10,345,183

LIABILITIES
Warrant derivative liabilities	—	—	610,911	610,911

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	154.88%	174.85%
Equivalent term (years)	0.86 - 1.33	1.61 - 2.08
Risk-free interest rate	0.16%	0.25%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Instruments
Balance as of December 31, 2011	$(610,911)
Total gain (loss) (realized or unrealized):
Included in earnings	132,687
Warrant exercises	20,372

Balance as of September 30, 2012	$(457,852)

Note 6 – Commitments and Contingencies

In connection with upcoming clinical trials, Ampio has a remaining commitment of $50,000 on a $500,000 contract related to the Ampion study drug production and corresponding studies and documentation. Ampio also has contracted for production of the Zertane study drug and Zertane –ED development for approximately $1,200,000, with 30%, due upon signing, which is included in accounts payable. As of September 30, 2012, the remaining unrecorded commitments for this contract and others related to this study total approximately $1,114,000.

No commitments remain under the terms of the Clinical Research Agreement with St. Michaels Hospital in Toronto, Canada or ancillary and related contracts.

As of September 30, 2012, Ampio has employment agreements with three of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $745,000 in annual salaries. The employment agreements expire August 2013 with respect to our chief scientific officer and chief regulatory affairs officer, and January 2015 with respect to our chief executive officer.

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. Ampio also reimburses third party expenses incurred on its behalf. The payments for reimbursements and leased equipment were $2,112 for the three months and $34,013 for the nine months ended September 30, 2011 and none in 2012. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice. Obligations under the Sponsored Research Agreement are as follows:

2012	$65,938
2013	263,750
2014	175,833

$505,521

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. As of September 30, 2012 the remaining obligation under this lease is $34,476 for 2012, $105,060 for 2013 and $62,118 for 2014.

Note 7 – Common Stock

Capital Stock

At September 30, 2012 and December 31, 2011, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001per share.

Shelf Registration

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by the selling stockholders named in the registration statement in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At September 30, 2012 approximately $53.7 million is left on the shelf with 519,400 remaining shares eligible for sale by selling stockholders.

Underwritten Public Offering

On July 18, 2012, Ampio completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company were $16,912,545 with net proceeds of $15,353,150 after underwriter fees and cash offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017.

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

Note 8 – Equity Instruments

Options

Ampio adopted a stock plan in March 2010. The number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents was increased from 2,500,000 to 4,500,000 in August 2010 and to 5,700,000 by vote of the shareholders on December 3, 2011. In May 2012, Ampio awarded grants of options to purchase 1,505,000 shares of common stock to directors, officers and employees with a weighted average exercise price of $2.76 per share. Grants of options to purchase 1,430,000 shares of common stock vest monthly over three years and options to purchase 75,000 shares of common stock vested immediately. An award of an option to purchase 50,000 shares of common stock, vesting half on February 1, 2013 and half on August 1, 2013, was granted to a consultant at an exercise price of $3.06 in July 2012.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the nine months ended September 30, 2012 using the following assumptions:

Expected volatility	72% - 92%
Risk free interest rate	0.23% - 0.29%
Expected term (years)	2.8 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	2,930,000		9.63
Granted	840,000	$3.95
Exercised or forfeited	(372,843)	($1.62)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	7.31
Granted	1,555,000	$2.87
Exercised or forfeited	(907,143)	$1.90

Outstanding September 30, 2012	4,480,731	$2.12	8.18

Exercisable at September 30, 2012	3,215,177	$1.76	7.39

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,		December 18, 2008 (inception) through
	2012	2011	2012	2011	September 30, 2012
Research and development expenses
Stock options	$135,069	$143,615	$310,685	$258,221	$1,007,302
General and administrative expenses
Common stock issued for services	—	—	40,000	30,000	1,842,500
Stock options	155,606	684,246	511,851	1,520,317	3,096,102

	$290,675	$827,861	$862,536	$1,808,538	$5,945,904

Unrecognized expenses at September 30, 2012	$2,521,375
Weighted average remaining years to vest	2.5

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75	2.99
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	($1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised - Debenture holders	(7,041)	($1.75)
Warrants exercised - Private Placement	(54,058)	($3.125)
Warrants issued in connection with Underwritten Offering	138,462	$4.0625

Outstanding September 30, 2012	754,371	$3.00	3.26

The exercise price of the warrants associated with the Senior Convertible Debentures was fixed at $1.75 per share and the warrants expire on December 31, 2013. Warrants issued in connection with the 2011 Private Placements are at $3.125 per share and expire March 31, 2016.

In July 2012, Ampio issued warrants to purchase 138,462 shares of common stock at a price of $4.0625, exercisable from July 12, 2013 through July 12, 2017 in connection with the underwritten public offering. These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $180,194 using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows:

Expected volatility	72%
Risk free interest rate	0.25%
Expected term (years)	3
Dividend yield	0%

Note 9 – Related Party Transactions

Ampio has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $90,789 and $53,422 during the nine months ended September 30, 2012 and 2011, respectively, and $30,506 and $12,046 during the three months ended September 30, 2012 and 2011, respectively, in legal and patent fees to maintain the intellectual property subject to the license agreement.

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

On September 30, 2011, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register our common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by the selling stockholders named in the registration statement in future public offerings. On October 13, 2011 we filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At September 30, 2012 approximately $53.7 million is left on the shelf with 519,400 remaining shares eligible for sale by selling stockholders.

On December 27, 2011, we completed a registered direct offering of our common stock A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084, of which we received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

On July 18, 2012, we completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company totaled $16,912,545 with net proceeds of approximately $15,400,000 after underwriter fees and offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 with a five year term but are not exercisable until July 12, 2013.

The net proceeds of the 2011 and 2012 offerings have been or will be used for general corporate purposes and working capital, including conducting pivotal trials for Ampion and Zertane, Phase II and III trials for Optina, development of the methylphenidate family of compounds through the pre-IND submission, development of the ORP device and commercialization of Zertane and Zertane-ED.

Product Update

We continue to execute our business plan and have moved forward on our three main drug candidates and our device development. In addition, we have evaluated our methylphenidate derivatives family of compounds and have accelerated the development of these compounds. We will continue to evaluate our pre-clinical portfolio and advance drug candidates accordingly.

Ampion for Osteoarthritis of the Knee

The clinical trial has been completed and the preliminary results have been evaluated. A pre-IND meeting with the FDA to obtain clarity for a Phase III pivotal trial was held on May 10, 2012. The first batch of the study drug supply has been manufactured and is undergoing stability studies. We have identified initial sites and investigators and are assessing quotes from clinical research organizations. We anticipate that this United States trial will begin at the end of 2012.

Optina for Diabetic Macula Edema

The clinical trial was discontinued after the planned interim review indicated encouraging results. The detailed analysis of the multiple data point per patient was released on June 11, 2012. Despite the small number of patients, the results showed statistical significance. The results of data analysis of the Canadian trial also indicated important changes in study design and dosage. A successful pre-IND meeting with the FDA’s ophthalmology division of the Center for Drug Evaluation and Research (“CDER”) took place July 31, 2012. Among other things, the meeting provided guidance for approval through the 505(b)2 pathway in the United States, indicated no safety or CMC concerns, confirmed agreement that no additional non-clinical studies are necessary and provided that the measure of efficacy will be based on visual acuity end points. We anticipate that the IND will be filed by the end of 2012.

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

Methylphenidate Derivatives for Cancer

We have accelerated the development of our methylphenidate derivatives family of compounds (“NCE-001”) to preclinical development for the treatment of glioblastoma multiforme (“brain tumor”), renal cell (“clear cell”) carcinoma and inflammatory breast cancer following the granting of multiple composition of matter and use patents in the USA, Canada, Europe and China. We have preliminarily agreed with Syngene International that Syngene will manufacture relevant compounds and conduct all preclinical stages of development to an IND submission to the FDA and we are in the process of finalizing a definitive agreement relating thereto. These cancers do not have adequate treatment options so NCE-001 may qualify for an accelerated approval path by regulatory agencies, including the FDA.

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

Lockups

In July 2012 two of the executive officers and directors of Ampio holding approximately 4,700,000 shares of common stock voluntarily extended their lockup restrictions to January 1, 2013. These two voluntary lockups allow for the sale of collectively up to 429,400 shares as selling stockholders should we decide to sell stock in a future public offering. These executives did not participate as selling stockholders in the July 2012 offering.

Selling stockholders in the July 2012 offering were subject to a lockup up of their remaining shares. This lockup expired on October 16, 2012.

All lockup agreements related to the stock issued in connection with the acquisition of BioSciences expired on June 30, 2012.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Unless we secure a collaborator for one or more of our product candidates and generate substantial license revenues, we will continue to need additional capital in order to continue to implement our business strategy. Although we have raised capital in the past and raised net proceeds of approximately $15.4 million and $19.4 million through the sale of common stock in 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. Due to the time required to conduct clinical trials and obtain regulatory approval for any of our product candidates, we anticipate it will be some time before we generate substantial revenues, if ever. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners, such as the license agreement entered into in September 2011 with a major Korean pharmaceutical company.

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

Results of Operations – September 30, 2012 Compared to September 30, 2011

Results of operations for the three months ended September 30, 2012 (the “2012 quarter”) and the three months ended September 30, 2011 (the “2011 quarter”) reflected losses of approximately $2,584,000 and $2,576,000, respectively. These losses include non-cash gains and charges related to derivative expense, stock based compensation and depreciation and amortization in the amount of approximately $97,000 in the 2012 quarter and $569,000 in the 2011 quarter.

Results of operations for the nine months ended September 30, 2012 (the “2012 period”) and the nine months ended September 30, 2011 (the “2011 period”) reflected losses of approximately $7,916,000 and $14,173,000 respectively. These losses include non-cash gains and charges related to derivative expense, common stock and stock based compensation, losses on the fair value of debt instruments and depreciation and amortization in the amount of approximately $777,000 in the 2012 period and $9,339,000 in the 2011 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $37,500 license revenue recognized in the 2012 period and $6,250 in the 2011 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and is being recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Labor	$387,000	$403,000	$1,120,000	$981,000
Patent costs	416,000	244,000	1,092,000	577,000
Stock-based compensation	135,000	143,000	311,000	258,000
Clinical trials and sponsored research	1,159,000	514,000	2,357,000	1,085,000
Consultants	38,000	100,000	280,000	145,000

	$2,135,000	$1,404,000	$5,160,000	$3,046,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $731,000 or 52% for the

2012 quarter compared to the 2011 quarter and increased $2,114,000 or 69% for the 2012 period compared to the 2011 period due to continued focus on the development of and pursuit of regulatory clarity on our primary product candidates, Ampion, Optina and Zertane, and the development of our ORP device. We also continued to maintain and strengthen our patent portfolio on our primary product candidates. Labor costs also increased as a result of the increased efforts in this area.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Labor	$172,000	$171,000	$1,083,000	$624,000
Stock-based compensation	156,000	684,000	552,000	1,520,000
Professional fees	50,000	166,000	283,000	536,000
Occupancy, travel and other	245,000	259,000	838,000	582,000
Directors fees	55,000	92,000	185,000	282,000

	$678,000	$1,372,000	$2,941,000	$3,544,000

General and administrative expenses decreased $694,000 or 51% for the 2012 quarter compared to 2011 quarter. The decrease is due primarily to the non-cash stock-based compensation award expense recognized during the 2011 quarter.

The decrease in general and administrative costs in the 2012 period compared to the 2011 period was $603,000 or 17%. Labor costs increased as the result of the employment agreement payout to our former CEO upon the granting of an indefinite compassionate leave of absence. Stock based compensation decreased in the 2012 period from the 2011 period due to the reduction of new options being issued and the majority of previously issued options having vested. Professional fees consist primarily of legal, audit and accounting costs, costs related to public company compliance costs, and consulting related to capital formation. In the 2011 period we had higher professional fees related to the filing of an S-4 document and the acquisition of BioSciences. Occupancy, travel and other expenses consist of rent, insurance, investor relations and other public company costs such as exchange listing. The increase in the 2012 period relates primarily to NASDAQ annual fees and increased investor relations activities.

Derivative income (expense)

We recorded non-cash derivative income (expense) in connection with our hybrid financial instruments consisting of debentures and related warrants. This income was approximately $209,000 in the 2012 quarter compared to $274,000 of income in the 2011 quarter, and $133,000 of income in the 2012 period compared to $1,918,000 (expense) in the 2011 period. These amounts relate to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

Unrealized loss on fair value of debt instruments

We recorded approximately $5.6 million in non-cash unrealized loss on fair value of debt instruments in the first quarter of 2011. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 28, 2011, when the debentures were converted.

Net Cash Used in Operating Activities

During the 2012 period our operating activities used approximately $7.1 million in cash. The use of cash was approximately the same as the $7.9 million net loss. Non-cash charges for common stock and stock based compensation, depreciation and amortization was approximately $777,000. Current assets in the form of prepaid expenses used cash of $99,000 and the increase in accounts payable provided cash of approximately $159,000.

During the 2011 period our operating activities used approximately $5.0 million in cash. The use of cash was significantly lower than the $14.1 million net loss, primarily as a result of non-cash charges of approximately $1.8 million for common stock issued for services and stock based compensation and $7.5 million in unrealized loss on fair value of debt instruments and derivative expense. Net cash of $417,500 was received from our licensing agreement. We used approximately $658,000 in cash from operations to pay deferred salaries, accounts payable, related party payables and net changes in other current assets and $122,000 for the purchase of fixed assets and rent deposits.

Net Cash from Financing Activities

Net cash provided by financing activities in the 2012 period was $15.4 million in net proceeds from the underwritten public offering, a cash exercise of stock options and warrants of $630,000 and a repayment of approximately $37,000 related to the stockholders advances made in 2010.

Net cash provided by our financing activities was $11.4 million for the 2011 period. During this period, we received $382,000 from the sale of additional senior unsecured debentures and $10.9 million from the sale of common stock and $219,000 from the exercise of options and warrants. We also repaid a $100,000 note to a director of Ampio and collected a $22,660 advance from one stockholder.

Liquidity and Capital Resources

At September 30, 2012, Ampio had cash of approximately $20.3 million and payables of approximately $789,000.

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. In the nine months ended September 30, 2012, we used net cash in operating activities of $7.1 million and inception to date of $20.3 million. We have historically funded our operations through sales of common stock and debt securities.

During the first nine months of 2012, (i) we completed three pre-IND meetings with the FDA that provided clarity for pivotal trials of Ampion and Zertane and approval of 505(b)2 pathway for Optina, and (ii) we accelerated the development of our methylphenidate family of compounds. In July 2012, we completed a public offering of 5,203,860 shares of common stock resulting in gross proceeds to the Company of $16,912,545 with proceeds net of cash offering and underwriting expenses of approximately $15,400,000. We are reviewing solicited proposals and quotes for the clinical trials, ORP device requirements and other costs associated with our development programs. We believe that we have adequate capital to execute most, if not all, of our product strategies; however, we may also enter into licensing or collaboration agreements to further leverage our capital resources. Our on-going expenses such as payroll, legal and accounting and overhead are currently anticipated to be in the range of $600,000 per month, inclusive of new patent applications and maintenance of existing patents. Assuming this cash burn rate stays the same, along with anticipated cash expenditures to execute our product strategies, we expect our cash reserves to last into 2014.

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

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012 and the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012. However, the Company will continue to require additional capital, the receipt of which is not assured.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On October 29, 2012 the Company formally notified the NASDAQ Capital Market that (I) the Company had recently determined that it had inadvertently become non-compliant with Section 5605(c)(2)(a) of the NASDAQ Listing Rules and (2) it had immediately cured the non-compliance. Richard B. Giles has been a director of the Company and an audit committee member since August 2010. His wife, Barbara, became a non-executive employee on January 2, 2011. When the Company became aware that its interpretation of the audit committee member independence rules was incorrect, Mrs. Giles immediately resigned from the Company, effective October 24, 2012. The Company received written notification from NASDAQ dated October 31, 2012 stating that based upon Mrs. Giles’ resignation, it considers the matter closed.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012.*

10.2	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012.*

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Confidential treatment has been applied for with respect to certain portions of these exhibits.
**	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso Chief Executive Officer Date: November 2, 2012

By:	/s/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: November 2, 2012