Form 10-K
period 2012-12-31
Ampio Pharmaceuticals, Inc.
filed 2013-03-06
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2012 was $133,153,013.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 6, 2013, 37,085,784 shares of common stock were outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

Forward Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the potential future commercialization of our product candidates, the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

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

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1.	Business

Ampio Pharmaceuticals, Inc. is a biopharmaceutical company focused on the rapid development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. We are primarily focused on providing medicines to improve the health and quality of life of patients with minimal side effects. We are developing compounds that decrease inflammation by (i) inhibition of specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level or (ii) activation of a specific phosphatase or depletion of the available phosphate needed for the inflammation process. We are also focused on monetizing our sexual dysfunction portfolio and a diagnostic device.

Our disciplined innovation process is built on clinical observations and patient data gathered under Institutional Review Board supervision from clinicians at two Level I trauma centers in the State of Colorado, who conduct over 120,000 emergency room consultations annually, and collaborate with Dr. Bar-Or, Ampio’s Chief Scientific Officer and Director. Our discovery activities are conducted by Trauma Research LLC (“TRLLC”), a limited liability company owned by Dr. Bar-Or, which conducts drug and biomarker discovery and development programs at its research facilities under a sponsored research agreement with us. These internal discoveries are assessed for promising in vitro results or clinical efficacy for one or more potential indications. We then focus our development work on advancing product candidates that we believe offer significant therapeutic advantages over currently available treatments, represent large potential markets, and, if possible, a relatively quick path to commercialization by way of previously established clinical data.

We intend to maintain a diversified product candidate pipeline to mitigate risks associated with pharmaceutical development and increase the likelihood of commercial success which capitalizes on our own internal discoveries and our intellectual property. This intellectual property includes owned and assigned patents, filed patent applications, exclusive licenses, and trade secrets and know-how, some of which may be the subject of future patent applications. Our intellectual property is strategically focused on three primary areas: new molecular entities (“NMEs”), new indications for previously approved drugs, and rapid point-of-care tests for diagnosis, monitoring and screening.

During the clinical development of our product candidates, we plan to outsource manufacturing, and, when deemed appropriate, out-license a product candidate’s cost of clinical trials to collaborators for the rights to sell and market product candidates that receive regulatory approval within or outside the United States. Although such outsourcing may reduce future income derived from any sales of approved products, our business model is premised on carefully controlling fixed overhead and development costs. If a product candidate that we have not licensed receives regulatory approval and may have the potential to be successfully commercialized, we would evaluate the current business and regulatory environments in order to decide whether to engage in the manufacturing, distribution, marketing and sale of a product candidate or to enter into one or more collaboration agreements for commercialization.

We are currently in the clinical stage of development on product candidates that were discovered by Dr. Bar-Or and chosen from our pre-clinical pipeline based upon market potential and our belief that these candidates have a relatively shorter pathway to commercialization: (i) AmpionTM, a biologic to treat inflammatory conditions and autoimmune disorders; (ii) OptinaTM, a low dose form of orally administered danazol for diabetic macular edema; (iii) ZertaneTM and Zertane-ED for sexual dysfunction; (iv) Oxidation Reduction Potential (ORP), a diagnostic which measures oxidative stress in the blood; and (v) methylphenidate derivatives for cancer which are in pre-clinical development. We have also conducted early research into how copper chelating peptides can be used to treat Acute Coronary Syndrome, or ACS, strokes, and Wilson’s disease. Given the depth of our pre-clinical pipeline, which is described further in the Intellectual Property Summary, we may choose to collaborate, license, or sell discoveries that we choose not to develop internally.

We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. We have funded our operations primarily through private and public offerings of our common stock and through the $500,000 up-front payment we received from Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) in September 2011 in connection with a license, development and commercialization agreement we entered into with Daewoong. We have incurred cumulative net losses of $39.5 million through December 31, 2012, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of our product candidates, and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Corporate History

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

Our Product Pipeline

AmpionTM: Biologic to Treat Inflammatory Conditions and Autoimmune Diseases

Market Statistics

Osteoarthritis (“OA”) is the most common form of arthritis, affecting 27 million people in the U.S. according to the American College of Rheumatology. In the Journal of Rheumatology, it was reported that symptomatic OA of the knee occurs in 10-13% of individuals over the age of 60. OA is caused by inflammation of the soft tissue and bony structures of the joint which worsens over time and leads to progressive thinning of articular cartilage, narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of subchondral bone, according to Oxford Journals: Rheumatology. These changes eventually result in chronic pain and disability, and deterioration of the joint despite drug therapy and may eventually require surgery or total joint replacement. Current drug treatment for OA of the knee relies on pain control with analgesics, anti-inflammatory treatment with NSAIDs, and intra-articular injections of steroids or hyaluronates. An article published in the American Academy of Orthopedic Surgeons adds that current drug treatments have been shown to have mixed results and may have significant limitations due to various adverse effects such as gastrointestinal irritation and bleeding.

Current Treatment Options

There are a variety of pharmacological treatments for the symptoms of OA, including oral NSAIDs and COX-2 inhibitors, as well as topical NSAIDs, injectable steroids and injectable hyaluronic acids. We believe that AmpionTM will compete directly with the injectables, but depending upon the ultimate safety and efficacy of the product, it might also replace some of the other forms of treatment. One of the market leader hyaluronic acids, Genzyme’s Synvisc, reported over $300,000,000 in revenues in 2011, and clinical studies have shown modest efficacy relative to control. Steroid injections are generic, effectively off-label, and concerns have been expressed that chronic steroid injections could lead to joint destruction and tissue atrophy. However, there are numerous clinical areas in need of improved anti-inflammatory medications.

AmpionTM

AmpionTM is a non-steroidal anti-inflammatory biologic that has the potential to be used in a broad array of inflammatory conditions and autoimmune diseases. The active ingredient is aspartyl-alanyl diketopiperazine, referred to as DA-DKP, which is derived from two amino acids from human albumin and appears to have a significant role in the homeostasis of inflammation. We have published a number of studies and articles on the anti-inflammatory activity of DA-DKP.

Completed Clinical Trials

In October 2011, we released a preliminary analysis of our 60 patient AmpionTM clinical trial for patients with osteoarthritis of the knee in Australia. Sixty patients were injected with a steroid (standard of care) with or without AmpionTM. Initial results showed AmpionTM was well tolerated with no additional difference in adverse events and further demonstrated synergistic efficacy in combination with the steroid. These results permitted expansion of the trial to 32 patients with an addition of two arms comparing AmpionTM as a mono-therapy versus vehicle (normal saline). In May 2012, we announced results of the expanded trial, which showed statistically significant pain relief of osteoarthritis 84 days after a single injection. One method of analysis we use is to determine if any change from baseline is significant (each patient serves as their own control). The change from baseline for patients treated with AmpionTM was statistically significant at both 30 and 84 days after injection (p < 0.05 for day 30 and day 84) and the change from baseline for the placebo treated patients was not statistically significant (p =0.08 day 30, p= 0.34 at day 84). In addition, AmpionTM showed a statistically significant (p=0.04) difference in pain relief compared to vehicle. Moreover, percentage of “responders” in the group who received Ampion™ was more than twice the percentage of those who received saline (53% vs. 24%) and this approached statistical significance (p=0.06). A “responder” was defined as someone who experienced a two or more points shift improvement in pain relief as measured by the numerical pain scale (scale of 1-10).

Upcoming Clinical Trial

In December 2012, we submitted an IND to the FDA for the Phase III pivotal trial based upon the guidance received at the pre-IND meeting with the FDA in May 2012. Our prior IND submission and FDA guidance suggested we would complete two Phase III studies (AP-003 and AP-004) with respect to Ampion™, each having approximately 800 patients. In February 2013, we received new formal guidance from the FDA indicating that the Company should conduct a dose ranging study “as a Phase II dose-escalation study or as a run-in study for one of the Phase III studies.” Now, as currently proposed in our revised IND, one of our Phase III studies

(AP-004) will be conducted as a run-in study following the first study (AP-003A) with 320 patients. The size of the AP-004 study will be determined by statistical power based on the AP-003A study. The run-in allowance that the FDA has provided Ampio means that data can be presented anytime enough data is collected to support the hypothesis, which will allow for a rapid turn-around.

OptinaTM : Oral Danazol for Diabetic Macular Edema (DME)

Market Statistics

Diabetic Macular Edema (DME) is a swelling of the retina in diabetic patients due to leaking of fluid from blood vessels within the macula. The macula is the part of the eye responsible for sharp central vision. According to the American Diabetes Association, there are approximately 26 million people in the United States with diabetes and DME can occur in both Type 1 and Type 2 diabetes. According to the Digital Journal of Ophthalmology by Harvard University, up to 10% of diabetics will develop DME during their lifetime and up to 75,000 new cases of DME are estimated to occur each year in the United States.

The systemic nature of diabetes which affects, among other things, the microvascular system is manifested by local and systemic inflammation. The known prevalent systemic complications of diabetes are DME and retinopathy, myocardial ischemia and infarction, nephropathy and peripheral neuropathy. Early indications also suggest that low dose danazol may also be efficacious in decreasing vascular permeability in the kidneys of diabetic patients and, therefore, potentially delaying the onset of diabetic nephropathy. Development of VasalocTM, another of our product candidates, as a separate indication is pending supportive data from the OptinaTM trial and discussion with regulators.

Current Treatment Options

Current treatments include anti-vascular endothelial growth factor (“VEGF”) drugs, corticosteroid-based regimens, and laser surgery that helps seal the leaky blood vessels. Drug delivery by injection into the vitreous of the eye is a limitation of these new treatments because of the potential complications due to repeated injections into the eye such as infection, pain, hemorrhage and increased intraocular pressure.

OptinaTM

Optina™ is a drug based on a low dose of the weak androgen, low-molecular-weight, very lipophilic steroid danazol. Our in vitro data suggest that danazol has a biphasic effect on endothelial cells, which means at low doses, danazol decreases vascular leakage, while at higher concentrations an increase in vascular permeability is observed. This biphasic effect was supported by the efficacy of danazol in vivo at various BMIs. From Ampio’s previously announced results, OptinaTM appears to reduce DME in a BMI dosage-adjusted manner and appears to trend toward improved visual acuity and seems to be safe with few side effects shown in our studies.

Completed Clinical Trials

In 2012, we released results of the human clinical trial, “A Randomized, Double-masked, Placebo-Controlled, Parallel Treatment Group, Dose-Ranging, Efficacy and Safety Study of Oral OptinaTM Capsules in Subjects with Diabetic Macular Edema”, conducted at St. Michael’s Hospital in Toronto, Canada. The study was double masked and included 32 patients with moderate to severe diabetic macular edema (range 316-707microns) that were treated orally with either placebo or one of three doses of Optina™. The results confirm a significant interaction between the patient’s body mass index (BMI) and efficacy at the different doses of Optina™. For higher BMI (BMI=35) patients, higher doses of Optina™ were more effective and for lower BMI (BMI=26) patients, lower doses were more effective. Defined a priori, and supported by an American Ophthalmological Society thesis published in 2010, a decrease in retinal thickness exceeding 11% was considered clinically significant. In the subgroup of patients whose retinal thickness decreased by more than 11%, the inverse linear relationship between change from baseline BCVA and percent change in baseline retinal thickness was statistically significant, (r2=0.52, p=0.01). Using the ICD-9-CM Categories for visual acuity defined as: severe vision loss (BCVA score: 35-54); moderate vision loss (BCVA score: 55-74); and mild vision loss (BCVA score: 75-94), 47% (7/15) of subjects treated with Optina™ improved at least one category (3.3 fold over placebo).

Upcoming Clinical Trial

The FDA granted OptinaTM 505(b)(2) status in July, 2012, and we commenced enrollment in the clinical trial in February 2013. Drugs designated under this pathway can be approved on a single trial. The planned multicenter trial is designed to evaluate the safety and efficacy of oral OptinaTM compared with placebo given over a period of 12 weeks in adult patients with DME. Patients will be randomized to receive one of two doses of Optina™ (0.5mg per BMI and 1.0mg per BMI per day) or placebo. After patients have completed 4 weeks of initial treatment, an interim analysis will occur to determine the best dose of OptinaTM. Following the 12 week active treatment period, there will be a further 4 week washout period to determine regression of treatment effect. The primary endpoint is improvement in visual acuity (VA), defined by responder status, compared to placebo. Secondary endpoints are (i) measurements of changes in VA and central macular thickness (CMT) in treated patients compared to placebo, and (ii) safety and tolerability of the two Optina™ doses. Following treatment and washout, patients will be assessed for vision regression and a 12 week open label extension study will be offered to evaluate the duration of effect of the optimal dose. A total of 450 patients are expected to enroll.

Sexual Dysfunction Portfolio - Zertane and PE-ED Combo

According to Australia’s Keough Institute of Medical Research, premature ejaculation (“PE”) is the most common form of male sexual dysfunction and has a major impact on the quality of life for many men and their partners. The market opportunity may be large and, depending on the definition used (less than one minute or less than two minutes); the incidence is estimated to be 3 to 23% of males suffering from PE. At present, no drug has been approved by the FDA for the treatment of PE. ZertaneTM is an orally disintegrating tablet (“ODT”) formulation of tramadol hydrochloride. Our Phase III clinical trial for ZertaneTM was a randomized, double-blind, placebo-controlled, multi-center study to evaluate the efficacy and safety of two doses of ZertaneTM for the treatment of PE. The clinical study demonstrated statistically significant efficacy and safety for Zertane TM in treating PE, utilizing co-primary endpoints of Intravaginal Ejaculatory Latency Time (IELT) and a Premature Ejaculation Profile (PEP).

We are in the process of preparing our regulatory dossier for ZertaneTM and expect to submit the dossier to the Australian regulatory authority, the TGA, in 2013. In the second quarter of 2012 we held a pre-IND meeting with the FDA where they provided necessary guidance on the design to conduct two concurrent phase III pivotal clinical trials of approximately 15 weeks in duration with the caveat that one of the two co-primary endpoints, the patient reported outcome questionnaire, must be validated. We completed the seven week validation trial and submitted the results to the FDA in late 2012 and are waiting to hear back from the FDA. Once the FDA officially validates the questionnaire, the two phase III pivotal trials are set to begin. We are actively seeking partners to commercialize ZertaneTM worldwide. For example, in September 2011, we entered into a license, development and commercialization agreement with Daewoong Pharmaceuticals Co., Ltd., in South Korea, which grants the pharmaceutical company exclusive rights to market ZertaneTM in South Korea for the treatment of PE and for a combination drug to be developed, utilizing a combination of ZertaneTM and a class of erectile dysfunction drugs known as PDE-5 inhibitors. We are in active discussions with other parties regarding potential licensing, marketing, and distribution opportunities worldwide as well as an outright asset purchase of the sexual dysfunction portfolio.

ORP (Oxidation Reduction Potential): Point of Care Diagnostic

We are developing a handheld Oxidation-Reduction Potential (“ORP”) diagnostic device for use at home or in healthcare facilities that will measure the oxidants/antioxidant balances in human blood and plasma. ORP is a tightly controlled bodily parameter, and abnormal changes in oxidation-reduction potential are closely associated with poor outcomes in critically ill patients, and oxidative stress is often a marker for inflammation, which in turn indicates the presence of disease-related processes or developing conditions. The ORP device, a battery-powered unit using a drop of whole blood or plasma exposed to a disposable electrode, is intended to provide the first integrated measure of total oxidative stress status for clinical practice. We announced in April 2012 that we completed enrollment in a multiple indication study. The clinical trials include patients presenting to the emergency department with chest pain and undergoing clinical evaluation including the performance of Positron Emission Tomography coupled to Computerized Axial Tomography (PET/CT) to detect the presence or absence of myocardial ischemia (523 patients enrolled), patients presenting with stroke symptoms (850 patients enrolled) and in trauma patients including traumatic brain injury where we already published favorable results (more than 3500 patients enrolled).

In February 2013, we announced the incorporation and initiation of operations of Luoxis Diagnostics, Inc. (“Luoxis”), a wholly-owned subsidiary, focused on commercialization of ORP. The new diagnostic company, with a separate management team, plans to begin preparing a 510(k) submission and CE Mark approval application upon completion of data analysis, expected in the near future.

NCE001: Methylphenidate Derivative for Oncology

Market Statistics

The methylphenidate derivatives are being considered for the treatment of Glioblastoma multiforme (a fatal brain cancer), renal cell carcinoma, inflammatory breast cancer, and for autoimmune/inflammatory conditions, including ophthalmic disorders. Ampio is currently sponsoring the pre-clinical work required to determine the most appropriate indication(s) for NCE001.

Current Treatment Options

Generally speaking, there are three methods to fight cancer other than surgery: (i) radiation therapy, (ii) chemotherapy and (iii) enzyme therapy. Enzyme therapy mostly consists of a group of molecules called kinase inhibitors. NCE001 would fall outside of this category denoted a phosphatase promoter. We believe there are no phosphatase promoters on the market or nearing commercialization.

NCE001

NCE001 activates a specific intracellular phosphatase largely involved in inflammation, angiogenesis and cell proliferation pathways and has demonstrated remarkable anti-angiogenesis and anti-metastasis properties in vitro on aggressive cancer cells of three lineages: glioblastoma multiforme, renal cell carcinoma and inflammatory breast cancer. We believe it may play an important role in treating these particularly aggressive cancers.

Ongoing Pre-Clinical Work

We have entered into a master services agreement with Syngene International (Bangalore, India) to evaluate and test comparative compounds in the methylphenidate derivative family with the potential of proceeding to determine its ultimate safety profile before submitting an IND application to the FDA.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical and biologic product development in the US typically involves the performance of satisfactory preclinical laboratory and animal studies under the FDA’s Good Laboratory Practices regulation, the development and demonstration of manufacturing processes which conform to FDA mandated current good manufacturing practices, or cGMP, a quality system regulating manufacturing, the submission and acceptance of an Investigational New Drug (“IND”) application which must become effective before human clinical trials may begin in the US, obtaining the approval of Institutional Review Boards (IRBs”) at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought, and the submission to the FDA for review and approval of a New Drug Application (“NDA”) or Biologic License Application (“BLA”). Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and efficacy. Results of these preclinical tests, together with manufacturing information (in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors), analytical data and the clinical trial protocol (detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated), must be submitted to the FDA as part of an IND, which must become effective before human clinical trials can begin.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. Preclinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. In addition to FDA review of an IND, each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee (“EC”). The IRB considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices requirements. The FDA or and IRB/EC may order the temporary, or permanent, discontinuation of a clinical trial or a specific clinical trial site to be halted at any time, or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

Clinical Trials to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, a product candidate is typically introduced either into healthy human subjects or patients with the medical condition for which the new drug is intended to be used. The main purpose of the trial is to assess a product candidate’s safety and the ability of the human body to tolerate the product candidate. Phase 1 clinical trials generally include less than 50 subjects or patients. During Phase II trials, a product candidate is studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to: (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy of the product candidate for specific target diseases or medical conditions, and (iii) assess dosage tolerance and determine the optimal dose for Phase 3 trial. Phase 3 trials are generally undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate. Phase 3 trials will generally be designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the candidate product’s clinical efficacy and adequate information for labeling of the drug or biologic.

After completion of the required clinical testing, a NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.8 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $0.1 million per product and $0.5 million per establishment. These fees are typically increased annually.

The FDA has 60 days from its receipt of a NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten months; most applications for priority review drugs are reviewed in six months. We expect the FDA to amend each of these goals to extend them by two months for applications received after September 2012. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. For biologics, priority review is further limited only for drugs intended to treat a serious or life-threatening disease relative to the currently approved products. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Fast Track Designation

The FDA has developed “Fast Track” policies, which provide the potential for expedited review of an NDA. Fast Track status is potentially provided only for those new and novel therapies that are intended to treat persons with life-threatening and severely debilitating diseases where there is a defined unmet medical need, especially where no satisfactory alternative therapy exists or the new therapy is significantly superior to alternative therapies. During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. An accelerated approval process is potentially available to product candidates that qualify for this status and the FDA may expedite consultations and review of these experimental therapies. Fast Track status also provides the potential for a product candidate to have a “Priority Review.” A Priority Review allows for portions of the NDA to be submitted to the FDA for review prior to the completion of the entire application, which could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the NDA. Fast Track status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address and unmet medical need.

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

Accelerated Approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The Hatch-Waxman Act

In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: 1) the required patent information has not been filed; 2) the listed patent has expired; 3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or 4) the listed patent is invalid or will not be infringed by the new product. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any non-patent exclusivity listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be submitted, unless the submission contains a Paragraph IV challenge to a listed patent—in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which FDA cannot grant effective approval of an ANDA based on the approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use; the approval of which was required to be supported by new clinical trials conducted by, or for, the applicant.

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

If the FDA approves one or more of our product candidates, we and the contract manufacturers we use for manufacture of clinical supplies and commercial supplies must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

Intellectual Property Summary

As of December 31, 2012, we owned or were the exclusive licensee under 21 issued United States patents, 46 U.S. pending patent applications, 201 issued international patents, and 149 pending international patent applications.

•

AmpionTM. As of December 31, 2012, we owned or were the exclusive licensee under five issued United States patents, 11 U.S. pending patent applications, 35 issued international patents, and 31 pending international patent applications that are relevant to AmpionTM.

•

OptinaTM. As of December 31, 2012, we owned or were the exclusive licensee under one issued United States patent, eight U.S. pending patent applications, 40 issued international patents, and 49 pending international patent applications that are relevant to OptinaTM.

•

ZertaneTM. As of December 31, 2012, we owned or were the exclusive licensee under one issued United States patent, five U.S. pending patent applications, 69 issued international patents, and 22 pending international patent applications that are relevant to ZertaneTM.

•

ORP. As of December 31, 2012, we owned or were the exclusive licensee under 2 issued United States patent, 8 U.S. pending patent applications, 0 issued international patents, and 4 pending international patent applications that are relevant to ORP.

•

Methylphendiate derivatives. As of December 31, 2012, we owned or were the exclusive licensee under 1 issued United States patent, 2 U.S. pending patent applications, 21 issued international patents, and 5 pending international patent applications that are relevant to methylphenidate derivatives.

•

Copper Chelating Peptides. As of December 31, 2012, we owned or were the exclusive licensee under 7 issued United States patent, 2 U.S. pending patent applications, 10 issued international patents, and 15 pending international patent applications that are relevant to copper chelating peptides.

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

We cannot assure you that any of our products that we successfully develop will be clinically superior or scientifically preferable to products developed or introduced by our competitors.

Many of our actual and potential competitors have substantially longer operating histories and possess greater name recognition, product portfolios, and significantly greater experience in discovering, developing, manufacturing, and marketing products as well as financial, research, and marketing resources than us. Among our smaller competitors, many of these companies have established co-development and collaboration relationships with larger pharmaceutical and biotechnology firms, which may make it more difficult for us to attract strategic partners. Our current and potential competitors include major multinational pharmaceutical companies, biotechnology firms, universities and research institutions. Some of these companies and institutions, either alone or together with their collaborators, have substantially greater financial resources and larger research and development staffs than do we. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than us in discovering, developing, manufacturing, and marketing pharmaceutical products and diagnostics. If one of our competitors realizes a significant advance in pharmaceutical drugs or diagnostics that address one or more of the diseases targeted by our product candidates, our products or diagnostics could be rendered uncompetitive or obsolete.

Our competitors may also succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we are able to do, which could place us at a significant competitive disadvantage or deny us marketing exclusivity rights. Market acceptance of our product or diagnostic candidates will depend on a number of factors, including: (i) potential advantages over existing or alternative therapies or tests, (ii) the actual or perceived safety of similar classes of products, (iii) the effectiveness of sales, marketing, and distribution capabilities, and (iv) the scope of any approval provided by the FDA or foreign regulatory authorities.

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

For the years ended December 31, 2012, 2011 and 2010, we recorded $7.5 million, $6.6 million and $2.0 million, respectively, of research and development expenses. Research and development expenses represented 63.1%, 59.6% and 29.4% of total operating expenses in the years ended December 31, 2012, 2011 and 2010, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Manufacturing

Our business strategy is to use cGMP compliant contract manufacturers for manufacture of clinical supplies as well as for commercial supplies if required by our commercialization plans, and to transfer manufacturing responsibility to our collaboration partners when possible.

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

Employees

As of March 6, 2013, we had 13 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

Available Information

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

We have experienced significant net losses since inception. As of December 31, 2012, we had an accumulated deficit of approximately $39.8 million. We expect our annual net losses to continue over the next several years as we advance development programs and incur significant clinical development costs.

We have not received, and do not currently expect to receive, any revenues from the commercialization of our product candidates. We have entered into and may enter into additional licensing and collaboration arrangements, which may provide us with potential milestone payments and royalties and those arrangements, if obtained, will be our primary source of revenues for the coming years. For example, in September 2011, we entered into a license, development and commercialization agreement with a major Korean pharmaceutical company with respect to Zertane in South Korea, which provided for a $500,000 upfront payment and future milestone payments that are contingent upon achievement of regulatory approvals and cumulative net sales targets. We cannot be certain that this or other licensing or collaboration arrangements will be concluded, or that the terms of those arrangements will result in our receiving material revenues. To obtain revenues from product candidates, we must succeed, either alone or with others, in developing, obtaining regulatory approval for, and manufacturing and marketing drugs with significant market potential. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

If we do not secure collaborations with strategic partners to test, commercialize and manufacture product candidates, we may not be able to successfully develop products and generate meaningful revenues.

A key aspect of our current strategy is to selectively enter into collaborations with third parties to conduct clinical testing, as well as to commercialize and manufacture product candidates. We currently have only one collaboration agreement in effect, which relates to Zertane in South Korea. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. The current economic environment may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

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

We will require additional capital to fund our operations, including to:

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

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experiences delay, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed. We cannot be certain we will successfully complete the Phase 1, Phase 2 or Phase 3 testing of our product candidates within any specific time period, if at all.

In addition, we may encounter delays or product candidate rejections based on new governmental regulations, future legislative or administrative actions, or changes in FDA policy or interpretation during the period of product development. If we obtain required regulatory approvals, such approvals may later be withdrawn. Delays or failures in obtaining regulatory approvals may:

•	adversely affect the commercialization of any product candidates we develop;

•	diminish any competitive advantages that such product candidates may have or attain.

Furthermore, if we fail to comply with applicable FDA and other regulatory requirements at any stage during this regulatory process, we may encounter or be subject to:

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

The development of pharmaceutical products is capital-intensive. At December 31, 2012, we had cash and cash equivalents of approximately $17.7 million. Based upon our current expectations, we believe our capital resources at December 31, 2012 will be sufficient to fund our currently planned operations for the next 12 months. We have not received, and do not expect to receive for several years, any revenues from the commercialization of our product candidates. In July 2012, we obtained a total of $15.4 million in net proceeds from the sale of our common stock in an underwritten public offering. We anticipate we will require significant additional financing to continue to fund our operations beyond the next 12 months. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Although we design and manage our current preclinical studies, we do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. For example, in January 2013, we announced that we entered into a Master Service Agreement and Scope of Work with a clinical research organization with respect to our clinical trial for Ampion, and also entered into a Master Services Agreement and Scope of Work with a clinical research organization in connection with our clinical trial of Optina. We also rely primarily on Trauma Research, LLC, a related party, to conduct preclinical studies and provide assessments of clinical observations.

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

We do not currently maintain an organization for the sale, marketing and distribution of pharmaceutical products and may contract with, or license, third parties to market any products we develop that receive regulatory approvals. Outsourcing sales and marketing in this manner may subject us to a variety of risks, including:

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

If we are unable to partner with a third party that has adequate sales, marketing, and distribution capabilities, we may have difficulty commercializing our product candidates, which would adversely affect our business, financial condition, and ability to generate product revenues.

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

The 2010 enactments of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act are expected to significantly impact the provision of, and payment for, health care in the United States. Various provisions of these laws take effect over the next four years, and are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market any products and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential products that may be approved in the future at a price acceptable to us or any of our future collaborators.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates and compounds and their uses, as well as successfully defending these rights against third-party challenges. We will only be able to protect our product candidates, proprietary compounds, and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. As of December 31, 2012, we owned or were the exclusive licensee under 21 issued United States patents, 46 U.S. pending patent applications, 201 issued international patents, and 149 pending international patent applications.

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

As of December 31, 2012, our directors, executive officers and their affiliates beneficially owned approximately 21.6% of our outstanding common stock. These shareholders may control effectively the outcome of actions taken by us that require shareholder approval.

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

These developments could make it more difficult for us to retain qualified members of our Board of Directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result. To the extent these costs are significant; our general and administrative expenses are likely to increase.

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

We maintain our headquarters in leased space in Greenwood Village, Colorado, for a monthly rental of approximately $8,900. The lease expires in July 2014. We anticipate that the lease can be renewed on terms similar to those now in effect.

Item 3.	Legal Proceedings

We are currently not a party to any material legal or administrative proceedings and are not aware of any material pending or threatened legal or administrative proceedings in which we will become involved.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

On May 19, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “AMPE”. It was previously quoted on the Over-the-Counter Bulletin Board under the symbol “AMPE.OB.” The following table sets forth the high and low last reported sale price information for our common stock for each quarter for the past two fiscal years.

	Common Stock
	High	Low
First quarter 2010	$1.50	$1.50
Second quarter 2010	$4.50	$0.75
Third quarter 2010	$3.50	$1.00
Fourth quarter 2010	$3.00	$2.01
First quarter 2011	$8.75	$2.20
Second quarter 2011	$8.61	$2.80
Third quarter 2011	$9.19	$4.32
Fourth quarter 2011	$8.26	$3.77
First quarter 2012	$4.51	$2.68
Second quarter 2012	$5.08	$2.56
Third quarter 2012	$5.43	$2.65
Fourth quarter 2012	$4.12	$3.14

As of February 5, 2013, there were of record approximately 4,075 holders of our common stock.

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

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from March 31, 2010 (the date our common stock commenced trading on the NASDAQ Capital Market) through December 31, 2012 in comparison to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. All values assume a $100 initial investment on March 31, 2010, and the reinvestment of the full amount of all dividends and are calculated as of the last stock trading day of each year. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of Ampio Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Consolidated Financial Statements – Note 6 – Short Term Debt and Note 11 – Common Stock of this annual report on
Form 10K.

Equity Compensation Plan Information

At the special meeting on March 1, 2010, our shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. On August 15, 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held December 3, 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held December 15, 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000. The following table displays equity compensation plan information as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,922,815	$2.25	2,257,065
Equity compensation plans not approved by security holders	—	—	—

Total	4,922,815	$2.25	2,257,065

Item 6.	Selected Financial Data

Our selected consolidated financial data shown below should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and respective notes included in Item 8 “Financial Statements and Supplementary Data” referencing Item 15 of Part IV. The data shown below is not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,				December 18, 2008 (Inception) through December 31, 2008
	2012	2011	2010	2009
Selected Statements of Operations Data:
License revenue	$50,000	$18,750	$—	$—	$—
Research and development	7,493,824	6,614,384	1,883,150	962,679	—
Research and development -related party (Note 13)	—	34,013	88,984	107,691	—
General and administrative	4,376,932	4,504,494	4,732,271	441,135	1,080
Interest income	21,943	6,684	815	1,091	—
Interest expense	—	8,358	19,545	1,414	—
Unrealized gain (loss) on fair value of debt instruments	—	(5,585,422)	37,511	—	—
Derivative income (expense)	205,768	(1,555,497)	(1,367,771)	—	—
Net loss, before income tax	(11,593,045)	(18,276,734)	(8,053,395)	(1,511,828)	(1,080)
Foreign tax expense	—	82,500	—	—	—

Net loss	$(11,593,045)	$(18,359,234)	$(8,053,395)	$(1,511,828)	$(1,080)
Per share data:
Weighted average number of common shares outstanding	33,983,590	26,013,838	16,288,468	14,793,068	—
Basic and diluted net loss per common share	$(0.34)	$(0.71)	$(0.49)	$(0.10)	$—

Selected Balance Sheets Data:
Cash and cash equivalents	$17,682,517	$11,362,325	$671,279	$71,983	$—
Prepaid expenses	164,890	43,120	60,534	7,036	—
Related party receivable	—	—	5,711	7,261	—
Fixed assets, net	59,290	76,230	—	—	—
In-process research and development	7,500,000	7,500,000	—	—	—
Patents, net	420,468	465,924	—	—	—
Deposits	20,000	35,000	—	—	—
Total assets	25,847,165	19,482,599	737,524	86,280	—
Accounts payable	1,201,122	630,622	464,453	79,445	—
Deferred revenue	50,000	50,000	—	—	—
Accrued salaries and other liabilities	—	—	526,733	73,391	—
Accrued interest	—	—	19,693	1,414	—
Related party payable	—	—	193,821	—	—
Senior convertible unsecured related party debentures	—	—	608,846	—	—
Senior unsecured manditorily convertible debentures	—	—	2,133,743	—	—
Warrant derivative liability	384,771	610,911	398,671	—	—
Related party notes payable	—	—	400,000	200,000	—
Long-term deferred revenue	381,250	431,250	—	—	—
Total liabilities	2,017,143	1,722,783	4,745,960	354,250	—
Total stockholders’ equity (deficit)	23,830,022	17,759,816	(4,008,436)	(267,970)	1,080

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a development stage biopharmaceutical company focused on the rapid development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. We are focused on providing medicines to improve the health and quality of life of patients with minimal side effects. We are developing compounds that decrease inflammation by (i) inhibition of specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level or (ii) activation of a specific phosphatase or depletion of the available phosphate needed for the inflammation process. We are also focused on monetizing our sexual dysfunction portfolio and a diagnostic device.

Financing Activities

On September 30, 2011 Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the SEC. At December 31, 2012 Ampio had $53.7 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

In July 2012 Ampio completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to Ampio were $16,912,545 with net proceeds of $15,353,150 after underwriter fees and cash offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017. Certain shareholders also became selling shareholders and received gross proceeds of $926,575 from the offering of 285,100 shares as provided in the registration statement. The net proceeds of the 2012 offering have been or will be used for general corporate purposes and working capital, including completion of the Ampion and Optina clinical trials and costs related to the regulatory approval and commercialization of Zertane.

Management Update

On December 15, 2012, Ampio entered into an employment agreement with Joshua R. Disbrow to serve as the Chief Operating Officer (“COO”).

Effective January 9, 2012, at the request of Donald B. Wingerter, Jr., Chief Executive Officer (“CEO”), Ampio granted a compassionate leave to him from all his duties as CEO, member of the Board of Directors and as an employee. Ampio’s Chairman of the Board, Michael Macaluso, was appointed CEO concurrent with Mr. Wingerter’s departure.

Known Trends or Future Events; Outlook

We have not generated any significant revenues and have therefore incurred significant net losses totaling $39.5 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. Although we have raised capital in the past and raised net proceeds of $15.4 million and $19.4 million through the sale of common stock in 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus is advancing the clinical development of our core assets: Ampion and Optina. We have filed the proposed protocol for the upcoming Ampion study based on the new guidance received by the FDA in February 2013 with the FDA and are waiting for their response. We have previously announced the initiation of a 505(b)(2) clinical trial of Optina in diabetic macular edema. These trials will be blinded and conducted by third party clinical research organizations and we have announced that the costs associated with these contracts will be $6.0 million for the Optina trial and less than $3.0 million for the Ampion trial. In addition, we are involved in active discussions with other parties regarding potential licensing, marketing, and distribution opportunities worldwide as well as an outright asset purchase of the sexual dysfunction portfolio. Luoxis Diagnostics, Inc., a wholly-owned subsidiary, focused on commercialization of ORP is currently seeking private financing. We are also sponsoring the pre-clinical development of NCE001 and hope to file an IND with the FDA by the end of 2013 in order to pursue clinical development of this product candidate for the treatment of cancer. Vasaloc, another one of our product candidates whose formulation is the same as Optina, for diabetic nephropathy will be evaluated for clinical development after completion and evaluation of the Optina trial. At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the additional costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely.

We are also focused on monetizing several of our other assets: our sexual dysfunction portfolio, ORP, and copper chelating peptides. However, we cannot forecast with any degree of certainty which product candidates will be subject to future collaborative or licensing arrangements, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our product candidate plans and capital requirements.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, fair value of our derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Patents

Costs of establishing patents consisting of legal fees paid to third parties and related costs are currently expensed as incurred. We will continue this practice unless we can demonstrate that such costs add economic value to our business, in which case we will capitalize such costs as part of intangible assets. The primary consideration in making this determination is whether or not we can demonstrate that such costs have, in fact, increased the economic value of our intellectual property. Legal and related costs which do not meet the above criteria will be expensed as incurred. The $500,000 fair value of the Zertane patents acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years beginning April 2011.

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the March 2011 business combination of BioSciences. The $7,500,000 recorded was based on an independent third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed for impairment annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be amortized over its estimated useful life. If the commercialization of Zertane becomes impracticable or we abandon this drug, we will expense the $7.5 million IPRD asset.

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

Stock-Based Compensation

We account for stock-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant fair value of options using the Black-Scholes option pricing model and recognize compensation costs ratably over the vesting period using the straight-line method. Common stock issued in exchange for services is recorded at the fair value of the common stock at the date at which we become obligated to issue the shares. The value of the shares is expensed over the requisite service period.

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

Results of Operations—Year Ended December 31, 2012, 2011 and 2010 See Notes to Consolidated Financial Statements.

Results of operations for the years ended December 31, 2012, 2011 and 2010 reflected losses of $ 11.6 million, $18.4 million and $8.1 million, respectively. These losses include non-cash charges related to depreciation and amortization expense, derivative expense, stock-based compensation and losses on the fair value of debt instruments in the amount of $1.5 million in 2012,
$9.1 million in 2011 and $4.4 million in 2010.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $50,000 and $18,750 license revenue recognized in 2012 and 2011, respectively, represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and being recognized over 10 years.

Expenses

Research and Development

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. These costs are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Labor	$1,424,000	$1,364,000	$889,000
Patent costs	1,449,000	962,000	399,000
Stock-based compensation	396,000	316,000	381,000
Clinical trials and sponsored research	3,756,000	1,694,000	239,000
Technology license	—	2,000,000	—
Consultants	469,000	312,000	64,000

	$7,494,000	$6,648,000	$1,972,000

Comparison of Years Ended December 31, 2012 and 2011

Research and development expenses increased approximately 13% in 2012 over 2011. This was due primarily to costs associated with FDA pre-IND filings for our three major drug candidates, the IND submissions for Ampion and Optina, and clinical trials of Ampion and Optina. We also incurred costs related to the production of the study drugs for the Ampion and Optina trials. We continue to maintain and strengthen our patent portfolio while labor and stock compensation costs were relatively flat. These represent costs solely related to research and development without an allocation of general and administrative expenses.

Comparison of Years Ended December 31, 2011 and 2010

Research and development expenses increased approximately 237% in 2011 over 2010 as we refocused from building our corporate foundation to the corporate objective of research and development of drug candidates. The increase in expenses in 2011 relates to our primary product candidates as we began Ampion and Optina clinical trials early in 2011and acquired a $2,000,000 product technology license related to our Zertane product. We also continued to maintain and strengthen our patent portfolio on our primary product candidates. Labor costs increased as a result of several employees having job responsibilities change from administrative to research and development.

General and Administrative

General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions; professional fees including legal, auditing and accounting; occupancy, travel and other including rent, governmental and regulatory compliance; and outside director fees. These costs are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Labor	$1,308,000	$888,000	$775,000
Stock-based compensation	1,227,000	1,671,000	2,715,000
Professional fees	399,000	656,000	863,000
Occupancy, travel and other	1,191,000	932,000	225,000
Directors fees	252,000	357,000	154,000

	$4,377,000	$4,504,000	$4,732,000

Comparison of Years Ended December 31, 2012 and 2011

There was an overall decrease of approximately 3% in general and administrative costs in 2012 from 2011. Labor costs increased in 2012 as the result of the employment agreement payout to our former CEO upon the granting of an indefinite compassionate leave of absence in January 2012. Stock-based compensation decreased in 2012 due to longer vesting periods being incorporated into new awards, resulting in straight line amortization of the fair value over a longer period. Professional fees consist primarily of legal, audit and accounting costs, costs related to the Chay Enterprises merger, public company compliance costs, and consulting related to capital formation. Professional fees decreased in 2012 as compared to 2011 since we had only routine filing and reporting requirements in 2012. In 2011 we had additional professional fees related to the filing of a Form S-4 with the SEC and the acquisition of BioSciences. Travel and investor/public relations costs increased in 2012 as we pursued business development and financing opportunities. Directors’ fees decreased because only regularly scheduled meetings were held during 2012, compared to 2011 when additional meetings were required. No general and administrative costs are currently being allocated to the research and development activities.

Comparison of Years Ended December 31, 2011 and 2010

General and administrative expenses decreased by 5% in 2011 from the 2010 expenses. Labor costs increased in 2011 over 2010 as we added new positions and transitioned from consultants to employees as workloads necessitated. Stock-based compensation decreased. Expansion of operations resulted in an increase of occupancy, travel and other costs increase in 2011. The director fees resulted from the adoption of a compensation plan for independent directors in August 2010. With the acceleration of research and development, job responsibilities of several existing employees changed from administrative functions so that the costs associated with those employees were more appropriately allocated to research and development beginning April 1, 2011.

Derivative Expense

We recorded approximately $206,000, ($1.6) million and ($1.4) million in non-cash derivative income (expense) in 2012, 2011 and 2010, respectively, in connection with our hybrid financial instruments consisting of debentures and related warrants. The expense relates to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures. The debentures were redeemed in 2011 and any related unexercised warrants will expire on December 31, 2013.

Unrealized loss on fair value of debt instruments

We recorded $5.6 million in non-cash unrealized loss on fair value of debt instruments in the first quarter of 2011 and $38,000 of non-cash unrealized gain in 2010. The expense reflects the change in fair value of our debentures prior to their conversion to common stock in February 2011 and stemmed primarily from the increase in our common stock price between December 31, 2010 and February 28, 2011, when the debentures were converted.

Foreign income tax expense

The $82,500 of foreign income tax expense is the amount of Korean income taxes withheld in connection with the $500,000 payment received for the signing of the license agreement with the Korean pharmaceutical company.

Net Cash Used in Operating Activities

During 2012 our operating activities used approximately $9.7 million in cash. The use of cash was $1.5 million lower than the net loss due to non-cash charges for stock-based compensation, depreciation and amortization and also non-cash deferred revenue and derivative income. Net cash used in operating activities also included a $121,770 increase in prepaid expenses and cash provided by a $570,500 increase in accounts payable.

During 2011 our operating activities used approximately $9.1 million in cash. The use of cash was significantly lower than the $18.4 million net loss, primarily as a result of non-cash charges for depreciation and amortization, stock-based compensation, and derivative and unrealized loss on fair value of debt instruments of $9.2 million. Net cash used in operating activities included the receipt of revenue to be recognized over a ten year period, but was offset by the payment of deferred salaries.

During 2010 our operating activities used approximately $2.6 million in cash. The use of cash was significantly lower than the $8.1 million net loss, primarily as a result of non-cash charges of $3.1 million for common stock issued for services and stock-based compensation, and derivative expense of $1.4 million. Net cash used in operating activities was also lower as a result of $1.0 million related to changes in non-cash working capital, primarily an increase in accounts payables of $385,000 relating to professional fees and other expenses, an increase in accrued salaries and other liabilities of $453,000 resulting from deferral of salaries by our management team and fees by our directors, and an increase of $194,000 representing funds advanced from BioSciences.

Net Cash from Financing Activities

Net cash provided by financing activities in 2012 was $16 million. During the year, Ampio completed an underwritten public offering, with net proceeds of $15.4 million, options exercised of $618,000 and warrants exercised of $12,322. We also received a repayment of $36,883 related to the stockholders advances from BioSciences made in 2010.

Net cash provided by financing activities in 2011 was $20 million. During the year, Ampio completed private placement and registered direct offerings, with net proceeds of $19.4 million, debentures were issued for $382,000, options exercised of $109,045 and warrants exercised of $155,171. We also received a repayment of $22,660 related to the stockholders advances from BioSciences made in 2010.

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

Contractual Obligations and Commitments

The following table summarizes the commitments and contingencies as of December 31, 2012 which are described below:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Sponsored Research Agreement with Related Party	439,583	263,750	175,833	—	—
Clinical Research Obligations	663,293	663,293	—	—	—
Operating Leases (Office)	173,296	108,924	64,372	—	—
Officers employment agreements	1,290,729	659,479	631,250	—	—

Total	2,566,901	1,695,446	871,455	—	—

Clinical Research Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $115,000 on contracts related to the Ampion study drug and $136,660 remaining contract commitments related to the Optina study drug. Ampio also has a contract related to the production of the Zertane study drug with a remaining unrecorded commitment of $414,633. Ampio has subsequently entered into agreements with clinical research organizations for upcoming trials.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice.

Leases

On May 20, 2011 Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. Commitments include the annual operating expense increase for 2013.

Employment Agreements

As of December 31, 2012, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries. The employment agreements expire July 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC is excluded from the officers’ employment agreements commitment.

Liquidity and Capital Resources

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of December 31, 2012, we had cash and cash equivalents totaling $17.7 million available to fund our operations and $1.2 million in payables. Based upon our current expectations, we believe our capital resources at December 31, 2012 will be sufficient to fund our currently planned operations for the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital within the next 12 months to expand our clinical development activities for AmpionTM and OptinaTM based on the positive results of our ongoing clinical trials to fund costs of planning for a commercial launch of AmpionTM or OptinaTM, if we face challenges or delays in connection with our clinical trials, or to maintain minimum cash balances that we deem reasonable and prudent. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2013 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $550,000 and $600,000 per month. Additional funds in the amount of approximately $9.0 million are planned for regulatory approvals, completion of clinical trials, and planning for commercialization of Zertane during 2013. To the extent we decide to further expand our clinical trials, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Recently Issued Accounting Pronouncements

New accounting pronouncements to be adopted

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance is intended to simplify impairment testing of indefinite-lived intangible assets such as IPRD by first assessing qualitative factors to determine whether it is “more likely than not” that the fair value of an asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

In May, 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): The guidance is designed to achieve fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The amendments were effective for Ampio beginning in the first quarter of 2012. The adoption of this guidance did not have a material impact on Ampio’s consolidated financial statements.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

EKS&H LLLP, the independent registered public accounting firm, that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein at F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of February 12, 2013.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	61	Chief Executive Officer and Chairman of the Board

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

				March 2010

David Bar-Or, M.D.	64	Chief Scientific Officer and Director

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

				March 2010

Philip H. Coelho(1)(2)(3)	69	Director	Mr. Coelho is the CEO and President of Synergenesis, Inc., a firm inventing and commercializing products that harness stem and progenitor cells derived from the patient’s own body to treat human disease. Prior to founding Synergenesis in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc., a consulting firm, from August 2008 through	April 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since

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

Richard B. Giles(1)(2)(3)	63	Director

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

				August 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
David R. Stevens, Ph.D.(1)(2)	63	Director

Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens is currently Executive Chairman of Cedus, Inc., a privately-held development stage biopharmaceutical company and a board member of Micro-Imaging Solutions, LLC, a private medical device company. He has served on the boards of several other public and private life science companies, including Poniard Pharmaceuticals, Inc. (2006-2012), Aqua Bounty Technologies, Inc. (2002-2012), and Smart Drug Systems, Inc. (1999-2006), and was an advisor to Bay City Capital from 1999-2006. Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in comparative pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists. Dr. Stevens has worked in the pharmaceutical and biotechnology industries since 1978. Dr. Stevens’ experience in executive management in the pharmaceutical industry, and knowledge of the medical device industry led to the conclusion of our Board of Directors that he should serve as a director of our Company in light of our business and structure.

				June 2011

Dr. Vaughan L. Clift	51	Chief Regulatory Affairs Officer	Dr. Clift has been employed by us since March 2010 and was employed by Life Sciences from May 2009 until March 2010. From 2005 to 2009, Dr. Clift was the chief executive officer of Detectachem LLC, a Houston, Texas-based manufacturer of a hand-held explosive and narcotics detection device. Dr. Clift was the Vice President of Operations for Isolagen from 2002 until 2005. From January 2001 to May 2002, Dr. Clift researched home oxygen therapy systems while developing an oxygen system for NASA. From July 1997 to January 2001, he was Chief Scientist of DBCD, Inc., a medical device company that manufacturers a range of blood diagnostic products for the human and veterinary market. From May 1992 to June 1997, Dr. Clift was Chief Scientist for the Science Payload Development, Engineering and Operations project at Lockheed Martin’s Human Spaceflight Division. Dr. Clift has received a number of international and federal awards and was nominated as one of NASA’s top ten inventors in 1995.	—

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Mark D. McGregor	71	Chief Financial Officer	Mark D. McGregor has been employed by us since April 2011. Mr. McGregor is a certified public accountant with over 30 years’ financial experience in a variety of industries. Mr. McGregor served in various financial capacities with Louisville, Colorado-based Storage Technology Corporation, or StorageTek, from February 1985 until October 2005. During this period, Mr. McGregor held three positions with StorageTek, including director of revenue management (1985-1987), assistant corporate controller (1987-1993), and vice president, corporate treasurer and corporate development (1993-2005). In these positions, Mr. McGregor’s responsibilities included treasury and risk management, developing financial strategic plans, cash management and investments, managing foreign currency and interest rate exposures, credit provider and credit rating agency relations, and insurance risk management. His responsibilities also included corporate and international consolidation and reporting, SEC and management reporting, financial integration, disbursements operations, evaluating potential acquisitions, conducting financial due diligence, negotiating credit line provisions to promote operating flexibility, optimizing capital structures, and implementing stock buy-back programs to enhance stockholder value. Mr. McGregor was directly involved in two divestitures and four acquisitions while with StorageTek, in addition to leading the deal team in connection with the sale of StorageTek to Sun Microsystems in 2005. After leaving StorageTek, Mr. McGregor served as the chief financial officer of Integrated Management Information, Inc., or IMI, from February 2006 to November 2007. IMI is a publicly-traded provider of identification, verification and communications solutions for the agriculture, livestock, and food industries based in Castle Rock, Colorado. Since retiring as chief financial officer of IMI in November 2007, Mr. McGregor has been engaged part-time in the real estate business as an agent with Keller Williams Realty in Castle Rock, Colorado. He began his career with Price Waterhouse, now PricewaterhouseCoopers LLP, where he spent 13 years with the Audit Department. Mr. McGregor holds a BBA degree in accounting from Texas A&M University and served in the United States Army from 1964 to 1966, where he attained the rank of First Lieutenant.	—

Joshua R. Disbrow	37	Chief Operating Officer	Joshua R. Disbrow has been employed by us since December, 2012. Prior to joining Ampio, he served as the Vice-President of Commercial Operations at Arbor Pharmaceuticals, a specialty pharmaceutical company, from May 2007 through October 2012. He joined Arbor as that company’s second full-time employee and led the company’s commercial efforts from its inception to $127 million in net sales in 2011 and led the growth of the commercial organization to comprise over 150 people in sales, marketing and other commercial functions. Mr. Disbrow has spent nearly 17 years in the pharmaceutical, diagnostic and medical device industries and has held positions of increasing responsibility in sales, marketing, sales management, commercial operations and commercial strategy. Prior to joining Arbor, Mr. Disbrow served as Regional Sales Manager with Cyberonics, Inc., a medical device company focused on neuromodulation therapies from June 2005 through April 2007. Mr. Disbrow holds an MBA from Wake Forest University and BS in Management from North Carolina State University.	—

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors or executive officers. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our chief scientific officer and a director. Rick Giles, a non-executive employee, is the son of Richard B. Giles, one of our directors.

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

On January 8, 2013, Joshua Disbrow, our chief operating officer filed a Form 3 and a Form 4 pursuant to Section 16(a) of the Exchange Act. These reports were not timely filed. The Form 3 was due within 10 days after December 15, 2012 when Mr. Disbrow became an executive officer of the Company, and the Form 4 was due within 2 days December 15, 2012 when Mr. Disbrow received a grant of options from the Company.

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

Meetings

During the year ended December 31, 2012, there were held (i) five meetings of the Board of Directors, (ii) five meetings of the Audit Committee, (iii) five meetings of the Compensation Committee, and (iv) two meetings of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

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

Non-Employee Director Compensation

Prior to the merger with Chay Enterprises in March 2010, our predecessor did not pay any director fees. Following the August 2010 appointment of Mr. Giles to the Board of Directors and the establishment of board committees, our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, as the case may be:

	Committee or Committees	Cash Compensation	Common Stock
Board Annual Retainer:
Chairman		$20,000
Each non-employee director		10,000

Board Meeting Fees:
Each meeting attended in-person		$1,000
Each meeting attended telephonically or via web		500

Committee Annual Retainer:
Chairman of each committee	Audit; Compensation; Nominating and Governance	$20,000
Each non-chair member	Audit	12,000
Each non-chair member	Compensation; Nominating and Governance	10,000

Committee Chairman Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$2,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	1,500

Committee Member Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$1,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	1,000
Annual Stock Award:			$10,000

Director Compensation for 2012

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1)(2)	All Other Compensation (3)	Total
Michael Macaluso	$32,500	$—	$10,000	$42,500
Philip H. Coelho	89,500	352,128	10,000	451,628
Richard B. Giles	78,000	203,822	10,000	291,822
David Stevens, PhD	52,000	203,822	10,000	265,822

(1)	The amounts in this column reflect the grant date fair values of the stock awards based on the last reported sale price of the common stock at the dates of grant. Please see Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 12 – Stock-Based Compensation.”
(2)	At December 31, 2012, Messrs. Macaluso, Coelho, Giles and Dr. Stevens held options to acquire 550,000 (issued when non-employee director) 515,554, 500,000 and 225,000 shares of common stock, respectively.
(3)	Annual restricted stock award.

In January 2012, each of Messrs. Macaluso, Coelho and Giles and Dr. Stevens were awarded 2,268 shares of common stock pursuant to the 2010 Plan, at a price of $4.41 per share, which was the closing price of the Company’s common stock on the date of grant (January 3, 2012).

In May 2012, each of Messrs. Coelho and Giles and Dr. Stevens were granted options to purchase 100,000 shares of common stock. These options have an exercise price of $2.76 per share, which was the closing price of the Company’s common stock on the date of grant (May 7, 2012). The options vest in 36 equal monthly installments from the grant date and have a term of 10 years from the grant date.

Also in May 2012, Mr. Coelho was granted an option to purchase 75,000 shares of common stock. This option has an exercise price of $2.76 per share, which was the closing price of the Company’s common stock on the date of grant (May 7, 2012). The option was fully vested as of the grant date and has a term of 10 years from the grant date.

Item 11.	Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Overview. The following Compensation Discussion and Analysis describes the material elements of compensation for our executives identified in the Summary Compensation Table (“Named Executive Officers”). The Compensation Committee of the Board of Directors assists the Board of Directors in discharging the Board’s responsibilities regarding compensation of our executives, including the Named Executive Officers. In particular, the Compensation Committee makes recommendations to the Board of Directors regarding the corporate goals and objectives relevant to executive compensation, evaluates executives’ performance in light of such goals and objectives, and recommends the executives’ compensation levels to the Board of Directors based on such evaluations. The Compensation Committee’s recommendations relating to compensation matters are subject to approval by the Board.

Compensation Philosophy and Objectives. Our executive compensation program is designed to retain our executive officers and to motivate them to increase stockholder value on both an annual and longer term basis. These objectives are to be accomplished primarily by positioning us to maximize our product development efforts and to transform, over time, those efforts into collaboration revenues and income. To that end, compensation packages include significant incentive forms of stock-based compensation to ensure that each executive officer’s interest is aligned with the interests of our stockholders.

Named Executive Officers

For our most recently completed fiscal year (the year ended December 31, 2012), our Named Executive Officers were: (i) Michael Macaluso, our Chief Executive Officer, who has served as our Chief Executive Officer since January 9, 2012 , (ii) Mark D. McGregor, our current Chief Financial Officer, who has served as our Chief Financial Officer since April 2011, (iii) David Bar-Or, M.D., our current Chief Scientific Officer, who has served as our Chief Scientific Officer since March 2010, (iv) Vaughan Clift, our current Chief Regulatory Affairs Officer, who has served as our Chief Regulatory Affairs Officer since March 2010, and (v) Joshua Disbrow, our current Chief Operating Officer, who has served as our Chief Operating Officer since December 15, 2012. Donald B. Wingerter, Jr., our former Chief Executive Officer, served as Chief Executive Officer until January 9, 2012. We had no other executive officers serving during the year ended December 31, 2012.

Executive Compensation Components

Our compensation program for our Named Executive Officers consists of three components: (i) a base salary, (ii) discretionary bonuses based on performance, and (iii) equity compensation. Each of these components is reflected in the Summary Compensation Table below.

Salaries. The cash salaries paid to Messrs. Macaluso, Disbrow and Wingerter and Drs. Bar-Or and Clift were established at the time they became officers. Each of these persons has (or, in the case of Mr. Wingerter, had) an employment agreement with us, a copy of which is an exhibit to, or incorporated by reference herein. Mr. McGregor is an at-will employee and does not have an employment agreement with us. Since the respective dates of their becoming Named Executive Officers, any increases in the salaries of our Named Executive Officers have been made at the discretion of the Compensation Committee. Mr. Macaluso and Dr. Bar-Or receive no additional compensation for serving on our Board of Directors.

Cash Incentive Compensation. Cash incentive or bonus compensation is discretionary under our employment agreements with Drs. Bar-Or and Clift and Messrs. Macaluso and Disbrow. However, each employment agreement contains performance objectives tailored to the individual officer’s duties, and provides for a target bonus of 50% of the officer’s base salary, which is to take into account both employee performance and company performance. All cash incentive compensation grants are intended to be paid in accordance with Section 162(m) of the Code. In 2012, we paid a cash bonus to Dr. Bar-Or of $105,000, to Mr. Wingerter of $48,000 and to Dr. Clift and Messrs. Macaluso and McGregor of $5,000 each, which were awarded on a discretionary basis by the Compensation Committee based on the Compensation Committee’s assessment of 2012 performance.

Equity Compensation. In 2012, we granted stock options to certain of our officers, directors and consultants for their services, all of which were granted pursuant to written agreements under the 2010 Plan. All future grants are expected to be made under the 2010 Plan. The vesting period for option grants varies, but the grants made to our Named Executive Officers on May 7, 2012 provided that the options vest in 36 equal monthly installments from the date of grant.

Perquisites. We offer health benefits received by all of our employees. None of our Named Executive Officers receives any further perquisites.

Why Each Element of Compensation is Paid; How the Amount of Each Element is Determined. The Compensation Committee intends to pay each of these elements in order to ensure that a desirable overall mix is established between base compensation and incentive compensation, cash and non-cash compensation, and annual and long-term compensation. The Compensation Committee also intends to evaluate on a periodic basis the overall competitiveness of our executive compensation packages as compared to packages offered in the marketplace for which we compete with executive talent. Overall, our Compensation Committee believes that our executive compensation packages are currently appropriately balanced and structured to retain and motivate our Named Executive Officers, while necessarily taking into account our presently limited financial resources.

How Each Compensation Element Fits into Overall Compensation Objectives and Affects Decisions Regarding Other Elements. In establishing compensation packages for executive officers, numerous factors are considered, including the particular executive’s experience, expertise and performance, our operational and financial performance as a company, and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation.

Risk Assessment. Our Compensation Committee has reviewed our compensation program and believes that the program, including our cash incentive compensation and equity incentive compensation, does not encourage our Named Executive Officers to engage in any unnecessary or excessive risk-taking. As a result, the Compensation Committee has to date not implemented a provision for recovery by us of cash or incentive compensation bonuses paid to our Named Executive Officers.

Role of Compensation Consultants in Executive Compensation Decisions. The Compensation Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of the Company’s compensation policies. The Compensation Committee did not use a compensation consultant in connection with setting 2012 executive compensation, and relied upon the professional and market experience of the Committee members in determining 2012 executive compensation. The Compensation Committee may engage a compensation consultant in the future if it deems such services to be appropriate and cost-justified.

Role of Executives in Executive Compensation Decisions. The Compensation Committee seeks input and specific recommendations from our Chief Executive Officer when discussing the performance of, and compensation levels for, executives other than himself. The Chief Executive Officer provides recommendations to the Compensation Committee regarding each executive officer’s level of individual achievement other than himself. However, he is not a member of the Compensation Committee and does not vote. The Compensation Committee also works with our Chief Executive Officer and our Chief Financial Officer to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither our Chief Executive Officer nor any of our other executives participates in deliberations relating to his or her own compensation.

Tax and Accounting Implications

Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code limits the tax deduction to $1 million for compensation paid to certain executives of public companies. However, performance-based compensation that has been approved by stockholders is not subject to the $1 million limit under Section 162(m) if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals, and the Board of Directors committee that establishes such goals consists only of “outside directors.” All members of the Compensation Committee qualify as outside directors. Additionally, stock options will qualify for the performance-based exception where, among other requirements, the exercise price of the option is not less than the fair market value of the stock on the date of the grant, and the plan includes a per-executive limitation on the number of shares for which options may be granted during a specified period.

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

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and in the Company’s Proxy Statement.

Submitted by the Compensation Committee of the Board of Directors

Richard B. Giles
Philip H. Coelho
David R. Stevens, Ph.D.

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2012, 2011 and 2010, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Award ($) (e)	Option Award ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Exective Officers

Michael Macaluso
Chief Executive Officer effective January 2012	2012	190,938		5,000	—	509,556	—	—	—	705,494

David Bar-Or, M.D.
Chief Scientic Officer and	2012	300,000		105,000	—	407,645	—	—	—	812,645
Former Chairman	2011	281,875		5,000	—	—	—	—	—	286,875
	2010	227,500	(2)	—	—	451,968	—	—	—	679,468

Vaughan Clift, M.D.
Chief Regulatory Affairs	2012	250,000		5,000	—	305,734	—	—	—	560,734
Officer	2011	228,003		5,000	—	—	—	—	—	233,003
	2010	198,000	(3)	29,500	—	235,669	—	—	—	463,169

Mark D. McGregor
Chief Financial Officer	2012	150,000		5,000	—	152,867	—	—	—	307,867
since April, 2011	2011	111,932		5,000	—	155,420	—	—	—	272,352

Joshua R. Disbrow
Chief Operating Officer	2012	11,375		—	—	1,167,346	—	—	—	1,178,721
since December, 2012

Former Named Executive Officers

Donald B. Wingerter, Jr. (4)
Chief Executive Officer	2012	555,729		48,000	—	—	—	—	—	603,729
to December 2011	2011	242,500		71,250	—	—	—	—		313,750
	2010	145,333		29,000	—	385,179	—	—		559,512

Bruce G. Miller (5)
Former Chief Financial Officer	2012	125,000		—	—	—	—	—	—	125,000
and Chief Operating Officer	2011	180,000		5,000	—	—	—	—		185,000
and Chief Executive Officer	2010	180,000	(6)	10,000	—	—	—	—		190,000

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 12 – Stock-Based Compensation.”
(2)	Excludes $85,313 in salary deferred by Dr. Bar-Or in prior years paid in 2011.
(3)	Excludes $42,333 in salary deferred by Dr. Clift at December 31, 2010 paid in 2011.
(4)	Mr. Wingerter served as the Company’s Chief Executive Officer from December 2009 to January 2012.
(5)	Mr. Miller served as the Company’s Chief Financial Officer and Chief Operating Officer from January 2010 to April 2011 and the Company’s Chief Operating Officer and Chief Executive Officer from April 2009 to December 2009. Mr. Miller retired on August 15, 2012.

(6)	Includes $54,000 in salary deferred by Mr. Miller at December 31, 2010.

The above-noted salary deferrals were necessitated by our limited financial resources in 2010. All deferred salaries were paid in 2011.

Our executive officers will be reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers as of December 31, 2012:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards
Current Named Exective Officers
Michael Macaluso	5/7/2012	250,000	$2.76	$509,556
David Bar-Or, M.D.	5/7/2012	200,000	$2.76	$407,645
Vaughan Clift, M.D.	5/7/2012	150,000	$2.76	$305,734
Mark D. McGregor	5/7/2012	75,000	$2.76	$152,867
Joshua R. Disbrow	12/15/2012	450,000	$3.53	$1,167,346

Former Named Executive Officers
Donald B. Wingerter, Jr.	—	—	—	—
Bruce G. Miller (1)	5/7/2012	100,000	$2.76	$203,822

(1)	Option award grant expired or forfeited at December 31, 2012.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2012:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentie Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Current Named Exective Officers
Michael Macaluso (1)	48,611	201,389	—	2.76	5/7/2022	—	—	—	—
David Bar-Or, M.D. (1)	38,889	161,111	—	2.76	5/7/2022	—	—	—	—
David Bar-Or, M.D.	700,000	—	—	1.03	8/12/2020	—	—	—	—
Vaughan Clift, M.D. (1)	29,167	120,833	—	2.76	5/7/2022	—	—	—	—
Vaughan Clift, M.D.	365,000	—	—	1.03	8/12/2020	—	—	—	—
Mark D. McGregor (1)	14,583	60,417	—	2.76	5/7/2022	—	—	—	—
Mark D. McGregor	100,000	—	—	2.50	4/4/2021	—	—	—	—
Joshua R. Disbrow (2)	100,000	350,000	—	3.53	12/15/2022	—	—	—	—

Former Named Executive Officers

Donald B. Wingerter, Jr. (3)	—	—	—	—	—	—	—	—	—

(1)	Unexercisable options vest monthly and become fully vested May 7, 2015.
(2)	Unexercisable option vests annually and becomes fully vested December 15, 2015.
(3)	All option awards have been exercised.

Employment Agreements

In August, 2010, we entered into employment agreements with Mr. Wingerter, our former chief executive officer, Dr. David Bar-Or, our chief scientific officer, and Dr. Vaughan Clift, our chief regulatory affairs officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011 and Mr. Wingerter’s employment agreement was amended on May 26, 2011 and subsequently terminated on January 6, 2012 with the granting of a compassionate leave of absence. The terms of the employment agreements with Mr. Wingerter, Dr. Bar-Or, and Dr. Clift are substantially identical except as noted below. Each agreement has an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or, and $250,000 for Dr. Clift, which automatically increased from annual salaries of $227,500, and $198,000, respectively, following our completion of a financing in March and April of 2011. We entered into an employment agreement with Mr. Michael Macaluso, our chief executive officer, effective January 9, 2012 which provides for an annual salary of $195,000, with an initial term ending January 9 2015. We entered into an employment agreement with Mr. Joshua Disbrow, our chief operating officer, effective December 15, 2012. This agreement has an initial term ending December 15, 2015 and provides for an annual salary of $210,000.

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

The employment agreements provide for an initial grant of stock options to Mr. Wingerter, Dr. Bar-Or, and Dr. Clift in the amount of 675,000, 700,000 and 365,000 options, respectively. Each option is exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on August 11, 2010. The options have all vested. Mr. Disbrow was granted 450,000 stock options which vest as follows: (i) 100,000 options to purchase common stock vested on the grant date of December 15, 2012; (ii) 100,000 options to purchase common stock vest 365 days after the grant date; (iii) 125,000 options to purchase common stock vest 730 days after the grant date; and (iv) 125,000 options to purchase common stock vest 1095 days after the grant date; and are exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on December 14, 2012. In the event of a change in control or in the event of termination without cause or for good reason (as such terms are defined in the employment agreement), all outstanding stock options held by Mr. Disbrow will become fully vested and exercisable.

Potential Payments upon Termination or Change in Control

If the employment of Mr. Disbrow, Dr. Bar-Or, or Dr. Clift is terminated at our election at any time, for reasons other than death, disability or cause (as defined in the employment agreements), or if an officer terminates his employment for good reason (as defined in the employment agreements), the officer in question shall be entitled to receive a lump sum severance payment equal to two times his base salary and of the continued payment of premiums for continuation of the officer’s health and welfare benefits pursuant to COBRA or otherwise, for a period of two years from the date of termination, subject to earlier discontinuation if the officer is eligible for comparable coverage from a subsequent employer. Mr. Macaluso is not entitled to any such termination payments pursuant to the terms of his employment agreement. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our subsidiaries and affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

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

•

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

•

Ampio consummantes a merger, or consolidation of Ampio with any other corporation unless: (a) the voting securities of Ampio outstanding immediately before the merger or consolidation would continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the voting securities of Ampio or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person (other than persons who are employees at any time more than one year before a transaction) becomes a beneficial owner, directly or indirectly, of securities of Ampio representing 50% or more of the combined voting power of Ampio’s then outstanding securities;

•	The stockholders of Ampio approve an agreement for the sale or disposition by Ampio of all, or substantially all, of Ampio’s assets; or

•	The stockholders of Ampio approve a plan or proposal for liquidation or dissolution of Ampio.

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

The employment agreements also provide for the payment of a “gross-up” payment if the officer becomes entitled to certain payments and benefits and equity acceleration under his employment agreement and those payments and benefits constitute “parachute” payments under Section 280G of the Internal Revenue Code. In addition, in accordance with Ampio’s stock incentive plan, all outstanding stock options held by Mr. Disbrow, Dr. Bar-Or and Dr. Clift (and all other option holders with grants under that plan) become fully vested in connection with a Change in Control. All outstanding stock options held by Mr. Macaluso will also become fully vested in connection with a Change in Control.

The following table provides estimates of the potential severance and other post-termination benefits that each of Mr. Disbrow, Dr. Bar-Or and Dr. Clift would have been entitled to receive assuming their respective employment was terminated as of December 31, 2012 for the reason set forth in each of the columns. Messrs. Macaluso and McGregor are not entitled to receive any such payments.

Recipient and Benefit	Termination Due to Death	Termination Due to Disability	Termination by Registrant for Cause or by Named Executive Officer Other than for Cause	Termination by Registrant without Cause or by Named Executive Officer for Cause
David Bar-Or
Salary	$0	$600,000	$0	$600,000
Value of health benefits provided after termination(1)	$0	$39,182	$0	$39,182
Total	$0	$639,182	$0	$639,182

Vaughan Clift
Salary	$0	$500,000	$0	$500,000
Value of health benefits provided after termination(1)	$0	$53,414	$0	$53,414
Total	$0	$553,414	$0	$553,414

Joshua Disbrow
Salary	$0	$420,000	$0	$420,000
Value of health benefits provided after termination(1)		$53,414		$53,414
Total	$0	$473,414	$0	$473,414

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for the remaining term of the employment agreement.

Chief Executive Officer Departure

On January 9, 2012, we announced that Mr. Wingerter requested a compassionate leave from all of his duties as chief executive officer and a board member of Ampio in order to attend to the serious illnesses affecting both of his parents. The Board of Directors of the Company unanimously granted his request, which became effective on January 9, 2012. In connection with his departure, Mr. Wingerter received certain compensation and benefits which became payable in connection with a termination of his employment without cause for good reason in accordance with his employment agreement including: a lump sum payment of two years’ salary totaling $550,000, a supplemental payment of $48,000, two years of continued health benefits totaling approximately $1,500 per month to be paid by Ampio, and full acceleration of the vesting of 200,000 stock options at an exercise price of $1.03. Following such acceleration, Mr. Wingerter’s total holdings in the Company’s stock were 325,000 shares and 600,000 vested options to purchase shares at an exercise price of $1.03.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2012 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2012. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2012 are included for that person or group but not the stock options, debentures, or warrants of any other person or group.

Applicable percentage ownership is based on 37,009,695 shares of common stock outstanding at December 31, 2012.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 5445 DTC Parkway, Suite 925, Greenwood Village, Colorado 80111.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Michael Macaluso (1)	2,669,363	6.7%
David Bar-Or (2)	3,438,889	8.5%
Vaughn Clift (3)	916,367	2.4%
Philip H. Coelho (4)	471,811	1.3%
Richard B. Giles (5)	654,271	1.7%
David R. Stevens (6)	113,379	0.3%
Mark D. McGregor(7)	134,583	0.4%
Joshua R. Disbrow (8)	100,000	0.3%
All executive officers and directors (eight persons)	8,498,663	21.6%

(1)	Includes an aggregate of 625,990 shares of common stock issuable to Mr. Macaluso by virtue of (i) exercise of currently exercisable stock options, (ii) exercise of warrants, and (iii) his service as a non-management director and currently as an officer.
(2)	Includes 738,889 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 945,283 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.
(3)	Includes (i) 394,167 shares of common stock Dr. Clift has the right to acquire on exercise of currently exercisable stock options, and (ii) 522,200 shares of common stock owned of record by Kristin Clift, Dr. Clift’s spouse after selling 52,800 shares in the underwritten offering in July 2012.
(4)	Includes 434,998 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.

(5)	Includes 481,779 shares of common stock issuable to Mr. Giles by virtue of (i) exercise of currently exercisable stock options, and (ii) 50,417 shares of common stock issuable to Barbara Giles, Mr. Giles’ spouse, on exercise of currently exercisable options, and (iii) exercise of warrants.
(6)	Includes 111,111 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.
(7)	Includes 114,583 shares of common stock issuable to Mr. McGregor on exercise of currently exercisable stock options.
(8)	Includes 100,000 shares of common stock issuable to Mr. Disbrow on exercise of currently exercisable stock options.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11. “Executive Compensation – Executive Compensation and “– Employment Agreements,” we or Life Sciences have been a party to the following transactions since January 1, 2010 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

Life Sciences has license agreements with the Institute for Molecular Medicine, Inc. a nonprofit research organization founded by Dr. Bar-Or, who also serves as its executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Life Sciences pays the costs associated with obtaining and maintaining intellectual property subject to the license agreements. In the license covering certain Methylphenidate derivatives, Life Sciences is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to the Institute for Molecular Medicine, Inc. under the license agreement, if and when the intellectual property becomes commercially viable and generates revenue. We paid $141,436, $122,599 and $61,000 during the years ended 2012, 2011 and 2010, respectively, in legal and patent fees to maintain the intellectual property of the Institute for Molecular Medicine, Inc.

Immediately prior to the closing of the merger between Life Sciences and a subsidiary of Chay in March 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,000. Mr. Wingerter, our former chief executive officer, purchased 325,000 of such shares for a purchase price of approximately $36,800 which was advanced on his behalf by Life Sciences. Dr. Clift’s spouse purchased 575,000 shares for a purchase price of approximately $65,000 which was likewise advanced by Life Sciences. Life Sciences made advances to the other four non-executive officers and employees in the additional amount of approximately $48,000 to facilitate these share purchases. $22,600 was repaid in 2011, and an additional $36,883 was repaid in 2012. These shares were issued immediately before the closing of the Chay merger but after the shareholders of Chay had approved the merger. Life Sciences was not a public company at the time such advances were made.

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

Upon the formation of Life Sciences, shares of common stock issued to Bruce Miller, James Winkler, M.D., Raphael Bar-Or and Wannell Crook were subject to vesting requirements under which one-third of the shares vested immediately, one-third vested monthly from April 16, 2010 to April 16, 2011, and the remainder vesting monthly through April 16, 2012. The second and third tranches were subject to accelerated vesting based on development milestones being achieved by Life Sciences. In April 2011, the Board of Directors determined that the milestones for accelerated vesting had been met and that the portion of the shares that was unvested would vest immediately. All vested shares remain subject to contractual lockup agreements entered into in connection with the acquisition of BioSciences in March 2011.

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

EKS&H LLLP has served as our independent auditors since March 16, 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ending December 31, 2012.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP for the audit of our annual consolidated financial statements for the respective periods.

	Year Ended December 31,
	2012	2011	2010
Audit fees (1)	$80,000	$163,141	$94,881
Audit-related fees (2)	20,767	120,698	80,028
Tax fees (3)	15,385	12,490	4,950

Total fees	$116,152	$296,329	$179,859

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2012, 2011 and 2010 are comprised of fees related to registration statements and accounting consultation fees.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

None of the services described above for 2012, 2011 or 2010 provided by EKS&H LLLP were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit number	Exhibit title

2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)

2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)

2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)

2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)

2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)

3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)

3.2	Certificate of Amendment to Certificate of Incorporation(4)

3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)

3.4	Bylaws of the Registrant, as currently in effect (4)

4.1	Specimen Common Stock Certificate of the Registrant (11)

4.2	Form of Unsecured Senior Convertible Debenture (5)

4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)

4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)

4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)

4.6	Form of Underwriter Warrant (19)

10.1	Form of Director and Executive Officer Indemnification Agreement (7)

10.2	2010 Stock Incentive Plan and forms of option agreements (7)**

10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**

10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**

10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**

10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**

Exhibit number	Exhibit title

10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**

10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)

10.8	Sponsored Research Agreement dated September 1, 2009 (7)***

10.9	Exclusive License Agreement, dated July 11, 2005(7)***

10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***

10.11	Exclusive License Agreement, dated February 17, 2009 (7)***

10.12	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.14	Extension Agreement for Notes Payable effective January 31, 2011(12)

10.15	Extension Agreement for Notes Payable effective January 31, 2011 (12)

10.16	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)

10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)

10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)

10.19	Promissory Note, dated June 23, 2010 (10)

10.20	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)

10.21	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)

10.22	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)

10.23	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011 (23)***

10.24	Employment Agreement, effective January 9, 2012, by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso (20)**

10.25	Employment Agreement, effective December 15, 2012, by and between Ampio Pharmaceuticals, Inc. and Joshua R. Disbrow (21)**

10.26	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

10.27	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)

21.1	List of subsidiaries of the Registrant (18)

23.1*	Consent of EKS&H LLLP

31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Exhibit title

32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 8-K filed January 7, 2011.
(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
(19)	Incorporated by reference from Registrant’s Form 8-K filed July 13, 2012.
(20)	Incorporated by reference from Registrant’s Form 8-K filed September 13, 2012.
(21)	Incorporated by reference from Registrant’s Form 8-K filed December 20, 2012.
(22)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.
+	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: March 6, 2013	By:	/s/ Michael Macaluso
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 6, 2013.

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

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ampio Pharmaceuticals, Inc. and Subsidiaries

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Ampio Pharmaceuticals, Inc. and Subsidiaries (a development stage company, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and for the period from December 18, 2008 (inception) to December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampio Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, and for the period from December 18, 2008 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ampio Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

EKS&H LLLP

March 6, 2013

Denver, Colorado

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$17,682,517	$11,362,325
Prepaid expenses	164,890	43,120

Total current assets	17,847,407	11,405,445

Fixed assets, net	59,290	76,230
In-process research and development	7,500,000	7,500,000
Patents, net	420,468	465,924
Deposits	20,000	35,000

	7,999,758	8,077,154

Total assets	$25,847,165	$19,482,599

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,201,122	$630,622
Deferred revenue	50,000	50,000
Warrant derivative liability	384,771	610,911

Total current liabilities	1,635,893	1,291,533

Long-term deferred revenue	381,250	431,250

Total liabilities	2,017,143	1,722,783

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 37,009,695 in 2012 and 31,081,434 in 2011	3,701	3,108
Additional paid-in capital	63,687,558	46,061,783
Advances to stockholders	(90,640)	(127,523)
(Deficit) accumulated in the development stage	(39,770,597)	(28,177,552)

Total stockholders’ equity	23,830,022	17,759,816

Total liabilities and stockholders’ equity	$25,847,165	$19,482,599

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,			December 18, 2008 (Inception) through
	2012	2011	2010	December 31, 2012
License revenue	$50,000	$18,750	$—	$68,750

Expenses
Research and development	$7,493,824	$6,614,384	$1,883,150	$16,954,037
Research and development - related party (Note 13)	—	34,013	88,984	230,688
General and administrative	4,376,932	4,504,494	4,732,271	14,055,912

Total operating expenses	11,870,756	11,152,891	6,704,405	31,240,637

Other income (expense)
Interest income	21,943	6,684	815	30,533
Interest expense	—	(8,358)	(19,545)	(29,317)
Unrealized gain (loss) on fair value of debt instruments	—	(5,585,422)	37,511	(5,547,911)
Derivative income (expense)	205,768	(1,555,497)	(1,367,771)	(2,717,500)

Total other income (expense)	227,711	(7,142,593)	(1,348,990)	(8,264,195)

Net loss, before income tax	$(11,593,045)	$(18,276,734)	$(8,053,395)	$(39,436,082)
Foreign tax expense	—	82,500	—	82,500

Net loss	$(11,593,045)	$(18,359,234)	$(8,053,395)	$(39,518,582)

Weighted average number of common shares outstanding	33,983,590	26,013,838	16,288,468

Basic and diluted net loss per common share	$(0.34)	$(0.71)	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Advances to	Deficit Accumulated in the Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage	(Deficit)
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	(1,512,908)

Balance - December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	109,045

Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$17,759,816
Issuance of common stock for services	—	—	24,072	3	—	100,147	—	—	—	100,150
Options exercised, net	—	—	680,809	68	—	617,932	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	—	32,692	—	—	—	32,694
Stock-based compensation	—	—	—	—	—	1,522,374	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	—	—	36,883	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	—	15,352,630	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	—	—	(11,593,045)	(11,593,045)

Balance - December 31, 2012	—	$—	37,009,695	$3,701	$—	$63,687,558	$—	$(90,640)	$(39,770,597)	$23,830,022

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(11,593,045)	$(18,359,234)	$(8,053,395)	$(39,518,582)
Depreciation and amortization	62,396	42,551	—	104,947
Common stock issued for services	100,150	3,281	1,799,219	1,902,650
Stock-based compensation expense	1,522,374	1,983,785	1,297,083	4,803,242
Derivative (income) expense	(205,768)	1,555,497	1,367,771	2,717,500
Unrealized (gain) loss on fair value of debt instruments	—	5,585,422	(37,511)	5,547,911
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
(Increase) Decrease in prepaid expenses	(121,770)	17,414	(53,498)	(164,890)
Decrease in related party receivable	—	5,711	1,550	—
Increase (Decrease) in related party payable	—	(84,032)	193,821	109,789
Increase in accounts payable	570,500	166,171	385,008	1,201,124
Increase (Decrease) in deferred revenue	(50,000)	481,250	—	431,250
Increase (Decrease) in accrued salaries	—	(526,733)	453,342	—
Increase (Decrease) in accrued interest payable	—	(2,745)	18,279	16,948

Net cash and cash equivalents used in operating activities	(9,715,163)	(9,131,662)	(2,628,331)	(22,848,111)

Cash flows used in investing activities:
Purchase of fixed assets	—	(84,705)	—	(84,705)
Deposits	15,000	(35,000)	—	(20,000)

Net cash and cash equivalents provided by (used in) investing activities	15,000	(119,705)	—	(104,705)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	382,000	2,011,000	2,593,000
Proceeds from sale of common stock	17,542,867	22,435,500	1,359,627	41,346,424
Costs related to sale of common stock	(1,559,395)	(2,797,747)	—	(4,357,142)
Proceeds from common stock subscribed	—	—	7,000	177,003
Proceeds from sales of Series A Preferred Stock	—	—	—	1,115,020
Advances (to) from shareholders	36,883	22,660	(150,183)	(90,640)
Payment of liabilities assumed in asset purchase	—	—	—	(48,515)
Payment of related party notes	—	(100,000)	—	(100,000)
Increase in cash from acquisition	—	—	183	183

Net cash and cash equivalents provided by financing activities	16,020,355	19,942,413	3,227,627	40,635,333

Net change in cash and cash equivalents	6,320,192	10,691,046	599,296	17,682,517
Cash and cash equivalents at beginning of period	11,362,325	671,279	71,983	—

Cash and cash equivalents at end of period	$17,682,517	$11,362,325	$671,279	$17,682,517

Supplementary cash flow information:
Interest paid	$—	$8,358	$—	$8,358
Income taxes paid	$—	$82,500	$—	$82,500

Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500	$1,802,500
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$7,852,737	$—	$7,852,737
Conversion of debentures to common stock	$—	$9,424,075	$—	$9,424,075
Warrant compensation from common stock offering costs	$180,194	$888,664	$—	$1,068,858
Merger liability - shares exchanged for options	$—	$574,000	$—	$574,000
Debenture warrant exercise fair value adjustment	$20,372	$629,193	$—	$649,565

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly owned subsidiaries, DMI Life Sciences, Inc.(“Life Sciences”), DMI Acquisition Corp. and DMI BioSciences, Inc. (“BioSciences”). Ampio is engaged in developing innovative, proprietary pharmaceutical drugs and diagnostic products to identify, treat and prevent a broad range of human diseases including metabolic disorders, eye disease, kidney disease, acute and chronic inflammation diseases and male sexual dysfunction.

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

As a result of the Merger, Life Sciences became a wholly owned subsidiary of Chay. For accounting purposes, the Merger was treated as a reverse acquisition with Life Sciences as the acquirer and Chay as the acquired party. The business and financial information included in this report is the business and financial information of Life Sciences. The accumulated deficit of Chay has been included in additional paid-in-capital. Pro-forma information has not been presented as the financial information of Chay was insignificant.

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

Note 2 – Summary of Significant Accounting Policies

Principals of Consolidation

These consolidated financial statements include the accounts of Ampio and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Fixed Assets

Fixed assets are recorded at cost and are depreciated on the straight-line method over estimated useful lives, generally five years. Fixed assets consist of the following:

	December 31,
	2012	2011
Office furniture and equipment	$84,705	$84,705
Less accumulated depreciation	(25,415)	(8,475)

Fixed assets, net	$59,290	$76,230

The Company recorded the following depreciation expense in the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Depeciation Expense	$16,940	$8,475	$—	$25,415

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, acquired in connection with the March 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years beginning April 1, 2011. Patents consist of the following:

	December 31,
	2012	2011
Patents	$500,000	$500,000
Less accumulated armortization	(79,532)	(34,076)

Patents, net	$420,468	$465,924

The Company recorded the following amortization expense in the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Amortization Expense	$45,456	$34,076	$—	$79,532

Future amortization is as follows:

2013	$45,456
2014	45,456
2015	45,456
2016	45,456
2017	45,456
Thereafter	193,188

$420,468

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

Use of Estimates

The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, hybrid debt instruments, valuation allowances, deferred income tax assets, stock-based compensation and assumptions in evaluating impairment of indefinite lived assets. Actual results could differ from these estimates.

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 6 – Short Term Debt Conversion. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model.

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

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between the benefits that are both recognized and measured pursuant to FASB ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition under ASC 740-10. The Company is no longer subject to income tax examinations for federal income taxes before 2009 or for Colorado before 2008.

Net Loss per Common Share

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of Ampio. Basic and diluted loss per share was the same in 2012, 2011 and 2010. Although there were common stock equivalents of 5,677,186, 4,509,882 and 3,136,969 shares outstanding at December 31, 2012, 2011 and 2010, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive. Ampio also had convertible debt and warrants to purchase common stock outstanding at December 31, 2010, however the conversion price of the debt, the exercise price of the warrants and number of applicable common shares was contingent upon future events outside of Ampio’s control at December 31, 2010 and, therefore, were not included as common stock equivalents.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods as follows:

	Year Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Research and development costs	$7,493,824	$6,648,397	$1,972,134	$17,184,725

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and other current assets and liabilities are carried at cost which approximates fair value due to the short maturity of these instruments. Hybrid financial instruments such as convertible debentures and related warrants are recorded at estimated fair value based on a binomial-lattice based valuation model.

Impairment of Long-Lived Assets

Ampio routinely performs an evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2012, no impairment existed for long-lived assets.

Newly Issued Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04 – Fair Value Measurement (Topic 820): The guidance is designed to achieve fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The amendments were effective for Ampio beginning in the first quarter of 2012. The adoption of this guidance did not have a material impact on Ampio’s consolidated financial statements.

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

$7,853,000

The fair value of IPRD and patents was based on an independent third party appraisal.

Note 4 – Asset Purchase Agreement/Product Technology License

On December 2, 2011, Ampio entered into a $2,000,000 Asset Purchase Agreement with Valeant International (Barbados) SRL (formerly BioVail Laboratories International) (“Valeant”). The agreement provides for the sale and transfer of all of Valeant’s rights, title and interest in and to a license agreement containing patented technology, specified data, information, manufacturing rights and know-how relating to an ODT formulation for Zertane, including samples of the Zertane product, in exchange for cash of $2,000,000. This Product License is a major component for documenting the manufacturing process for regulatory approval and accelerating the timeline for commercialization of Zertane.

The ODT formulation has not been petitioned for regulatory approval and, since the License has no alternative future use, the cost of this purchase has been expensed.

Note 5 – License Agreement/Revenue Recognition

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

The following table reflects the allocation of the purchase of the 2011 and 2010 debentures at the time of financing:

	2011	2010
	Unsecured	Related Party	Unsecured
Purchase price allocation
Hybrid debt instruments	$1,096,064	$598,575	$2,181,523
Warrants	211,073	21,332	318,744
Derivative loss, included in derivative expense	(925,137)	(189,907)	(1,119,267)

	$382,000	$430,000	$1,381,000

Note 7 - Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets are as follows:

	December 31, 2012		December 31, 2011
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$116,635	51,214	$183,132
Tranche 2 - October 22, 2010-October 29, 2010	—	—	7,040	25,650
Tranche 3 - November 12, 2010-November 29, 2010	66,434	195,813	66,434	295,146
Tranche 4 - December 13, 2010-December 29, 2010	13,686	33,913	13,686	50,497
Tranche 5 - January 20, 2011-January 31, 2011	29,344	38,410	29,344	56,486

	160,679	$384,771	167,718	$610,911

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

The following table summarizes the effects on Ampio’s income (expense) associated with changes in the fair value of Ampio’s derivative financial instruments by type of financing for the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) December 31, 2012
	2012	2011	2010
Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$66,497	$(134,375)	$(27,425)	$(95,303)
Tranche 2 - October 22, 2010-October 29, 2010	5,278	(103,027)	5,206	(92,543)
Tranche 3 - November 12, 2010-November 29, 2010	99,333	(329,780)	(34,313)	(264,760)
Tranche 4 - December 13, 2010-December 29, 2010	16,584	(25,917)	(2,065)	(11,398)
Tranche 5 - January 20, 2011-January 31, 2011	18,076	(37,260)	—	(19,184)

	205,768	(630,359)	(58,597)	(483,188)
Day-one derivative expense:
Tranche 1 - August 10, 2010	—	—	(189,907)	(189,907)
Tranche 2 - October 22, 2010-October 29, 2010	—	—	(256,393)	(256,393)
Tranche 3 - November 12, 2010-November 29, 2010	—	—	(789,287)	(789,287)
Tranche 4 - December 13, 2010-December 29, 2010	—	—	(73,587)	(73,587)
Tranche 5 - January 20, 2011-January 31, 2011	—	(925,138)		(925,138)

	$205,768	$(1,555,497)	$(1,367,771)	$(2,717,500)

The following tables summarize the effects on Ampio’s unrealized gain (loss) associated with hybrid debt instruments recorded at fair value for the respective periods. All hybrid instruments were converted or eliminated in the first quarter of 2011 and, therefore, there are no ongoing charges.

	Year Ended December 31, 2011
	Unrealized Gain	Unrealized (Loss)	Net Unrealized Gain (Loss)
Hybrid debt instruments (dates correspond to financing):
Tranche 1 - August 10, 2010	$—	$(1,245,707)	$(1,245,707)
Tranche 2 - October 22, 2010-October 29, 2010	—	(578,744)	(578,744)
Tranche 3 - November 12, 2010-November 29, 2010	—	(2,901,987)	(2,901,987)
Tranche 4 - December 13, 2010-December 29, 2010	—	(330,829)	(330,829)
Tranche 5 - January 20, 2011-January 31, 2011	—	(528,155)	(528,155)

	$—	$(5,585,422)	$(5,585,422)

	Year Ended December 31, 2010
	Unrealized Gain	Unrealized (Loss)	Net Unrealized Gain (Loss)
Hybrid debt instruments (dates correspond to financing):
Tranche 1 - August 10, 2010	$—	$(10,271)	$(10,271)
Tranche 2 - October 22, 2010-October 29, 2010	81,008	—	81,008
Tranche 3 - November 12, 2010-November 29, 2010	—	(25,955)	(25,955)
Tranche 4 - December 13, 2010-December 29, 2010	—	(7,271)	(7,271)
Tranche 5 - January 20, 2011-January 31, 2011	—	—	—

	$81,008	$(43,497)	$37,511

	December 18, 2008 (Inception) through December 31, 2012
	Unrealized Gain	Unrealized (Loss)	Net Unrealized Gain (Loss)
Hybrid debt instruments (dates correspond to financing):
Tranche 1 - August 10, 2010	$—	$(1,255,978)	$(1,255,978)
Tranche 2 - October 22, 2010-October 29, 2010	81,008	(578,744)	(497,736)
Tranche 3 - November 12, 2010-November 29, 2010	—	(2,927,942)	(2,927,942)
Tranche 4 - December 13, 2010-December 29, 2010	—	(338,100)	(338,100)
Tranche 5 - January 20, 2011-January 31, 2011	—	(528,155)	(528,155)

	$81,008	$(5,628,919)	$(5,547,911)

Note 8 – Fair Value Considerations

Ampio’s financial instruments include cash and cash equivalents, accounts payable, accrued salaries, accrued interest payable, related party payable, related party notes payable, senior convertible unsecured related party debentures, senior unsecured mandatorily convertible debentures (hybrid debt instruments, which include embedded derivative features) and warrant derivative liabilities. The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable, accrued salaries, accrued interest payable, related party payable, related party notes payable approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require little to no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2012
LIABILITIES
Warrant derivative liabilities	—	—	384,771	384,771

December 31, 2011
LIABILITIES
Warrant derivative liabilities	—	—	610,911	610,911

Significant assumptions in valuing the warrant liability were as follows:

	December 31, 2012	December 31, 2011
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	148.60%	174.85%
Equivalent term (years)	0.61 - 1.08	1.61 - 2.08
Risk-free interest rate	0.16%	0.25%

Significant assumptions in valuing the warrant liability were as follows as of the inception dates:

	2011 Inception Dates
	January 20, 2011	January 24, 2011	January 31, 2011	February 22, 2011
Warrants (2011 Issuances):
Exercise price	$1.75	$1.75	$1.75	$1.75
Volatility	204.42%	204.42%	204.42%	204.42%
Equivalent term (years)	3.00	3.00	3.00	2.46 - 2.94
Risk-free interest rate	1.07%	1.05%	0.98%	0.74% - 1.22%

Warrants (2010 Issuances):	2010 Inception Dates
Exercise price	$1.40 - $1.75
Volatility	212.48%
Equivalent term (years)	3.08 - 3.47
Risk-free interest rate	0.53% - 1.02%

The hybrid debt instruments were valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. All hybrid instruments were converted/eliminated in the first quarter of 2011 and, therefore, significant assumptions were not applicable as of December 31, 2012 and 2011. Significant assumptions were as follows as of December 31, 2010:

Hybrid Debt Instruments (All Tranches):	December 31, 2010
Exercise price	$1.75
Volatility	89.69% - 140.73%
Equivalent term (years)	0.087 - 0.253
Risk-free interest rate	0.19%

The hybrid debt instruments were valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of the inception dates:

Hybrid Debt Instruments (All Tranches):	Inception Dates
Exercise price	$1.40 - $1.75
Volatility	155.58% - 262.40%
Equivalent term (years)	0.296 - 0.483
Risk-free interest rate	0.19%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Instruments
	2012	2011	2010	December 18, 2008 (Inception) through December 31, 2012
Balance as of January 1	$(610,911)	$(3,141,260)	$—	$—
Total losses (realized or unrealized):
Included in earnings	205,768	(6,215,781)	(21,086)	(6,031,099)
Debenture conversions	—	9,424,075	—	9,424,075
Debenture issuances	—	(1,096,064)	(2,780,100)	(3,876,164)
Warrant exercises	20,372	629,192	—	649,564
Warrant issuances	—	(211,073)	(340,074)	(551,147)

Balance as of December 31	$(384,771)	$(610,911)	$(3,141,260)	$(384,771)

Change in unrealized gain (losses) included in earnings relating to derivatives and hybrid debt instruments held as of December 31	$—	$(5,585,422)	$37,511	$(5,547,911)

Note 9 – Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s consolidated financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2012	2011	2010
Benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal income tax impact	(3.1)%	(3.1)%	(3.1)%
Stock-based compensation	3.2%	1.6%	6.0%
Research and development credits	—%	—%	(0.3)%
Change in valuation allowance	33.9%	35.5%	31.4%

Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	2012	2011	2010
Current deferred income tax asset (liabilities):
Accrued Liabilities	$—	$16,000	$188,000
Deferred Revenue License Agreement	19,000	19,000	—
Less: Valuation allowance	(19,000)	(35,000)	(188,000)

Total current deferred income tax asset (liabilities)	—	—	—

Long-term deferred income tax assets (liabilities):
Net operating loss carryforward	13,122,000	9,381,000	2,381,000
Derivative Expense	—	—	507,000
Section 197 license agreement	688,000	741,000	—
Deferred revenue license agreement	141,000	159,000	—
Share-based compensation expense	636,000	559,000	—
Unrealized gain on fair value of debt instruments	—	—	(24,000)
Property and equipment, due to difference in depreciation	(22,000)	—	—
Acquired patents	(156,000)	(185,000)	—
Acquired in-process research and development	(2,780,000)	(2,767,000)	—
Less: Valuation allowance	(11,629,000)	(7,888,000)	(2,864,000)

Total long-term deferred income tax assets (liabilities)	—	—	—

Total deferred income tax assets (liabilities)	$—	$—	$—

For the years ended December 31, 2012 and 2010, Ampio’s net provision for income taxes was zero for all jurisdictions. The Company recorded $82,500 of foreign tax expense for the year ended December 31, 2011, which related to withholding of foreign income tax for a Korean license agreement that is more fully described at Note 5 – License Agreement/Revenue Recognition. This $82,500 represented Ampio’s only tax expense for the year ended December 31, 2011.

As of December 31, 2012, Ampio has approximately $36,000,000 in consolidated net operating loss carry forwards that, subject to limitation due to change in ownership, may be available in future tax years to offset taxable income. These consolidated net operating loss carry forwards expire in 2020 through 2032. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012, 2011 and 2010 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting. Those deferred tax assets include approximately $3,000,000 of net operating loss deductions. Equity will be increased if and when such deferred tax assets are ultimately realized.

Ampio provided a full valuation allowance against its deferred tax assets as it has determined it is not more likely than not that the recognition of such deferred tax assets will be utilized in the foreseeable future.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between the benefits that are both recognized and measured pursuant to FASB ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition under ASC 740-10. The Company is no longer subject to income tax examinations for federal income taxes before 2009 or for Colorado before 2008.

Note 10 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Clinical research obligations	$663,293	$663,293	$—	$—	$—
Sponsored research agreement with related party	439,583	263,750	175,833	—	—
Office lease	173,296	108,924	64,372	—	—
Officers employment agreements	1,290,729	659,479	631,250	—	—

	$2,566,901	$1,695,446	$871,455	$—	$—

Clinical Research Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $115,000 on contracts related to the Ampion study drug and $136,660 remaining contract commitments related to the Optina study drug. Ampio also has a contract related to the production of the Zertane study drug with a remaining unrecorded commitment of $414,633. Ampio has subsequently entered into agreements with clinical research organizations for upcoming trials which are described in Note 14 – Subsequent Events.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice.

Leases

On May 20, 2011 Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. Commitments include the annual operating expense increase for 2013. Rent expense for the respective periods follows:

	Years Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Rent expense	$100,495	$92,989	$62,975	$288,892

Employment Agreements

As of December 31, 2012, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries. The employment agreements expire July 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC is excluded from the officers’ employment agreements commitment.

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

Note 11 – Common Stock

Capital Stock

At December 31, 2012 and 2011, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001.

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

Underwritten Public Offering

On July 18, 2012 Ampio completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company were $16,912,545 with net proceeds of $15,353,150 after underwriter fees and cash offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017.

Registered Direct Offering

On December 27, 2011, Ampio completed a registered direct offering of its common stock. A total of 2,220,255 shares were issued at $4.25 per share resulting in gross proceeds of $9,436,084 of which Ampio received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs.

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

Life Sciences issued 7,350,000 shares of restricted common stock to its directors, officers and employees in exchange for $7,350 in cash in April 2009. The restricted common stock is subject to vesting as set forth below under “Restricted Common Stock.”

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

Common Stock Issued for Services

Ampio issued 9,072 shares with a value of $40,000 to non-employee directors on January 3, 2012 as part of their director fees. In addition, Ampio issued 15,000 shares with a value of $60,150 on October 1, 2012 for services rendered by as consultant. In 2011, Ampio issued 13,635 shares with a value of $30,000 to non-employee directors as stipulated in directors’ compensation.

Warrants

Ampio issued warrants in 2012, 2011 and 2010 in conjunction with its 2012 Underwritten Public Offering, 2011 Private Placement and Related Party Debentures and its Redeemable Debentures as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2009 and 2008	—
Warrants issued to Debenture holders	206,973	$1.75

Outstanding December 31, 2010	206,973	$1.75	2.99

Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	($1.75)
Warrants issued in connection with Private Placement	509,288	$3.125

Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised - Debenture holders	(7,041)	($1.75)
Warrants exercised - Private Placement	(54,058)	($3.125)
Warrants issued in connection with Underwritten Offering	138,462	$4.0625

Outstanding December 31, 2012	754,371	$3.00	3.01

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

Exercise price	$4.0625
Expected volatility	72%
Equivalent term (years)	5
Risk-free interest rate	0.25%
Dividend Yield	0%

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

Exercise price	$3.125
Expected volatility	73%
Equivalent term (years)	5
Risk-free interest rate	2.2%
Dividend Yield	0%

Note 12– Stock-Based Compensation

At the special meeting on March 1, 2010, Ampio shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. On August 15, 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held December 3, 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held December 15, 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000.

The Company granted options to purchase 2,930,000 shares in 2010, of which 1,820,000 vested immediately, and the remaining 1,110,000 options vested annually over two years.

During 2011, an additional 840,000 options were issued at a weighted average exercise price of $3.95, with 638,333 vesting immediately. The remaining 201,667 options will vest annually over a period of from one to four years. In addition, Ampio issued options to purchase 435,717 shares to former BioSciences option holders. These were issued at a weighted average exercise price of $1.54. 175,873 of these options had been exercised at December 31, 2012. The remaining options have an average life of 1.05 years.

During 2012 an additional 2,095,000 options were granted at a weighted average exercise price of $2.97 to officers, directors, employees and consultants. 1,430,000 of these options vest monthly over three years, 75,000 shares vested immediately, 450,000 vest over a three year period, 90,000 over a two year period and 50,000 over one year.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Fair Value	Weighted Average Remaining Contractual Life
Outstanding December 31, 2009 and 2008	—
Granted	2,930,000	$1.13	$1,875,535

Outstanding December 31, 2010	2,930,000	$1.13	$1,875,535	9.63

Granted	840,000	$3.95	$1,898,598
Exercised	(362,843)	($1.59)	$(312,158)
Forfeited	(10,000)	($2.90)	$(18,359)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	$3,443,616	7.31

Granted	2,095,000	$2.97	$4,552,847
Exercised	(715,476)	($1.07)	$(385,179)
Forfeited	(256,250)	($4.04)	$(423,970)
Expired	(33,333)	($5.96)	$(54,967)

Outstanding December 31, 2012	4,922,815	$2.25	$7,132,347	8.36

Exercisable at December 31, 2012	3,468,508	$1.86	$3,978,441	7.39

Available for grant at December 31, 2012	2,257,065

	Year Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Average fair value per share granted	$2.17	$2.26	$0.64	$1.42

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the respective years, using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	72% - 93%	62% - 73%	72%
Risk free interest rate	0.18% - 1.15%	0.70% - 2.24%	1.48%
Expected term (years)	3.0 - 6.5	5.0 - 6.5	5.5 - 5.75
Dividend yield	0.0%	0.0%	0.0%

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

	Years Ended December 31,			December 18, 2008 (Inception) through December 31, 2012
	2012	2011	2010
Research and development expenses
Stock options	$395,644	$315,524	$381,093	$1,092,261
General and administrative expenses
Common stock issued for services	100,150	33,281	1,799,219	1,902,650
Stock options	1,126,730	1,638,261	915,990	3,710,981

	$1,622,524	$1,987,066	$3,096,302	$6,705,892

Unrecognized expenses at December 31, 2012	$3,153,906
Weighted average remaining years to vest	2.44

The unrecognized compensation expense will be amortized on a straight-line basis over the remaining vesting periods.

Note 13 – Related Party Transactions

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

Ampio has exclusive license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio pays the costs associated with maintaining intellectual property subject to the license agreements. In return, Ampio is entitled to deduct specified amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreements, if and when the intellectual property becomes commercially viable and generates revenue. Ampio may cease funding the intellectual property costs and abandon the license agreements at any time. Ampio incurred $141,436, $122,599 and $61,000 during the years ended December 31, 2012, 2011 and 2010, respectively, in legal and patent fees to maintain the intellectual property subject to the license agreement.

Immediately prior to the Chay Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Chay Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the year ended December 31, 2011, one advance of $22,660 was repaid. During the year ended December 31, 2012, an additional repayment of $36,883 was received.

Note 14 – Subsequent Events

In January 2013, Ampio entered into a Master Service Agreement and Scope of Work (the “Ampion Agreement”) with a clinical research organization (the “Ampion CRO”). Pursuant to the Ampion Agreement, the Ampion CRO will provide clinical trial services in connection with the Company’s clinical trial of AmpionTM for the treatment of osteoarthritis of the knee. The consideration payable by Ampio to the Ampion CRO in connection with original scope of work was reported as $6.8 million. However, as a result of an FDA request that we first conduct a dose ranging study, we are currently in the process of modifying the scope of work under this contract and do not expect it to exceed $3.0 million. The Ampion Agreement went effective January 21, 2013 and continues until completion of the services, unless earlier terminated in accordance with the Ampion Agreement with or without cause upon 30 days written notice.

In January 2013, Ampio entered into a Master Service Agreement and Scope of Work (the “Optina Agreement”) with a clinical research organization (the “Optina CRO”). Pursuant to the Optina Agreement, the Optina CRO will provide clinical trial services in connection with the Company’s clinical trial of OptinaTM for the treatment of diabetic macular edema. The consideration payable by Ampio to Optina CRO in connection with these services totals approximately $6.0 million which is expected to be paid over the course of the next eleven months, based on specified milestones. The Optina Agreement went effective January 21, 2013 and continues until completion of the services, unless earlier terminated in accordance with the Optina Agreement.

In February 2013, we announced the incorporation and initiation of operations of Luoxis Diagnostics, Inc., a wholly-owned subsidiary, focused on commercialization of our ORP diagnostic device. The new diagnostic company is seeking private financing.