Form 10-Q
period 2013-03-31
Ampio Pharmaceuticals, Inc.
filed 2013-05-03
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

As of May 3, 2013, there were 37,091,588 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2013

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

	Consolidated Statements of Operations for the three months ended March 31, 2013 (unaudited), the three months ended March 31, 2012 (unaudited), and the period from December 18, 2008 (inception) through March 31, 2013 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (unaudited), the three months ended March 31, 2012 (unaudited), and the period from December 18, 2008 (inception) through March 31, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,527,349	$17,682,517
Prepaid expenses	350,390	164,890

Total current assets	16,877,739	17,847,407

Fixed assets, net	327,085	59,290
In-process research and development	7,500,000	7,500,000
Patents, net	789,104	420,468
Deposits	20,000	20,000

	8,636,189	7,999,758

Total assets	$25,513,928	$25,847,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,169,800	$1,201,122
Deferred revenue	50,000	50,000
Warrant derivative liability	502,752	384,771

Total current liabilities	1,722,552	1,635,893
Long-term deferred revenue	368,750	381,250

Total liabilities	2,091,302	2,017,143

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 37,085,784 in 2013 and 37,009,695 in 2012	3,709	3,701
Additional paid-in capital	67,030,729	63,687,558
Advances to stockholders	(90,640)	(90,640)
Deficit accumulated in the development stage	(43,949,225)	(39,770,597)

Total Ampio stockholders’ equity	22,994,573	23,830,022
Non-controlling interests	428,053	—

Total equity	23,422,626	23,830,022

Total liabilities and equity	$25,513,928	$25,847,165

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	December 18, 2008 (Inception) through March 31, 2013

License revenue	$12,500	$12,500	$81,250

Expenses
Research and development	$2,786,822	$1,472,707	$19,740,859
Research and development - related party	—	—	230,688
General and administrative	1,311,800	1,536,201	15,367,712

Total operating expenses	4,098,622	3,008,908	35,339,259

Other income (expense)
Interest income	4,277	3,553	34,810
Interest expense	—	—	(29,317)
Unrealized loss on fair value of debt instruments	—	—	(5,547,911)
Derivative (expense) income	(126,478)	156,979	(2,843,978)

Total other (expense) income	(122,201)	160,532	(8,386,396)

Net loss, before income tax	$(4,208,323)	$(2,835,876)	$(43,644,405)
Foreign tax expense	—	—	82,500

Net loss	$(4,208,323)	$(2,835,876)	$(43,726,905)

Net loss applicable to non-controlling interests	$29,695	$—	$29,695

Net loss applicable to Ampio	$(4,178,628)	$—	$(43,697,210)

Weighted average number of Ampio common shares outstanding	37,072,509	31,126,685

Basic and diluted Ampio net loss per common share	$(0.11)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock Subscribed	Additional Paid in Capital	Additional Issuances	Advances to Stockholders	Deficit Accumulated in the Development Stage	Non-controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	—	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	—	(1,512,908)

Balance - December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$—	$(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	—	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$—	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	—	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$—	$17,759,816
Issuance of common stock for services	—	—	24,072	3	—	100,147	—	—	—	—	100,150
Options exercised, net	—	—	680,809	68	—	617,932	—	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	—	32,692	—	—	—	—	32,694
Stock-based compensation	—	—	—	—	—	1,522,374	—	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	—	—	36,883	—	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	—	15,352,630	—	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	—	—	(11,593,045)	—	(11,593,045)

Balance - December 31, 2012	—	$—	37,009,695	$3,701	$—	$63,687,558	$—	$(90,640)	$(39,770,597)	$—	$23,830,022
Issuance of common stock for services (unaudited)	—	—	22,752	2	—	88,048	—	—	—	—	88,050
Issuance of common stock of Luoxis for cash net of offering costs of $757,258 (Note 2) (unaudited)	—	—	—	—	—	2,494,521	—	—	—	439,519	2,934,040
Issuance of common stock of Luoxis in exchange for patents (Note 2) (unaudited)	—	—	—	—	—	42,510	—	—	—	7,490	50,000
Non-controlling interests on contributed assets (unaudited)	—	—	—	—	—	(10,739)	—	—	—	10,739	—
Options exercised, net (unaudited)	—	—	50,417	5	—	116,746	—	—	—	—	116,751
Warrants exercised, net (unaudited)	—	—	2,920	1	—	13,606	—	—	—	—	13,607
Stock-based compensation (unaudited)	—	—	—	—	—	598,479	—	—	—	—	598,479
Net loss (unaudited)	—	—	—	—	—	—	—	—	(4,178,628)	(29,695)	(4,208,323)

Balance - March 31, 2013 (unaudited)	—	$—	37,085,784	3,709	$—	$67,030,729	$—	$(90,640)	$(43,949,225)	$428,053	$23,422,626

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	December 18, 2008 (Inception) through March 31, 2013
	2013	2012

Cash flows from operating activities:
Net loss	$(4,208,323)	$(2,835,876)	$(43,726,905)
Depreciation and amortization	18,463	15,599	123,410
Common stock issued for services	88,050	40,000	1,990,700
Stock-based compensation expense	598,479	200,241	5,401,721
Derivative expense (income)	126,478	(156,979)	2,843,978
Unrealized loss on fair value of debt instruments	—	—	5,547,911
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in prepaid expenses	(185,500)	(133,481)	(350,390)
Increase in related party payable	—	—	109,789
Increase (Decrease) in accounts payable	(31,322)	(224,173)	1,169,802
Increase (Decrease) in deferred revenue	(12,500)	(12,500)	418,750
Increase in accrued interest payable	—	—	16,948

Net cash used in operating activities	(3,606,175)	(3,107,169)	(26,454,286)

Cash flows used in investing activities:
Purchase of fixed assets	(274,894)	—	(359,599)
Purchase of patents (Note 2)	(330,000)	—	(330,000)
Deposits	—	—	(20,000)

Net cash (used in) investing activities	(604,894)	—	(709,599)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	—	2,593,000
Proceeds from sale of common stock	121,861	—	41,468,285
Costs related to sale of common stock	—	—	(4,357,142)
Proceeds from sale of Luoxis common stock (Note 2)	3,465,000	—	3,465,000
Costs related to sale of Luoxis common stock (Note 2)	(530,960)	—	(530,960)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	1,115,020
Advances (to) from shareholders	—	36,883	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	—	(100,000)
Increase in cash from acquisition	—	—	183

Net cash provided by financing activities	3,055,901	36,883	43,691,234

Net change in cash and cash equivalents	(1,155,168)	(3,070,286)	16,527,349
Cash and cash equivalents at beginning of period	17,682,517	11,362,325	—

Cash and cash equivalents at end of period	$16,527,349	$8,292,039	$16,527,349

Supplementary cash flow information:
Interest paid	$—	$—	$8,358
Income taxes paid	$—	$—	$82,500

Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Issuance of Luoxis stock for patents (Note 2)	$50,000	$—	$50,000
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$—	$7,852,737
Conversion of debentures to common stock	$—	$—	$9,424,075
Warrant compensation from common stock offering costs	$—	$—	$1,068,858
Warrant compensation from Luoxis common stock offering costs (Note 2)	$226,298	$—	$226,298
Merger liability - shares exchanged for options	$—	$—	$574,000
Debenture warrant exercise fair value adjustment	$8,497	$—	$658,062

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp., DMI BioSciences, Inc. (“BioSciences”) and Luoxis Diagnostics, Inc. (“Luoxis”), an 85.02% owned subsidiary – see Note 2. These unaudited consolidated financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2012, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2013 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended March 31, 2013 is unaudited.

Ampio is a development stage biopharmaceutical company focused on the rapid development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. We are developing compounds that decrease inflammation by (i) inhibition of specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level (ii) activation of a specific phosphatase or depletion of the available phosphate needed for the inflammation process and (iii) decreasing the vascular permeability – an upstream event in the inflammation cascade.

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

Note 2 – Formation of Subsidiary

On January 24, 2013, Ampio formed a wholly-owned subsidiary, Luoxis to focus on the development and commercialization of diagnostics utilizing Ampio’s Oxidation Reduction Potential (ORP) technology platform and all related patents. The lead asset utilizes the ORP technology to indicate disease severity and progression across a wide range of critical and chronic illnesses.

Luoxis has been initially funded through a private placement launched on February 15, 2013. On March 15, 2013, an initial closing was completed. A total of 3,465,000 shares were issued at $1.00 per share resulting in $3,465,000 of gross proceeds. Net proceeds were $2,934,040 after placement agent and legal fees. The placement agent will also receive 346,500 warrants to purchase

Luoxis common stock valued at $226,298 in connection with the closing, which amount has been included in total offering costs in the consolidated statement of changes in stockholders’ equity (deficit). The warrants have a term of 5 years and an exercise price of $1.00. The warrants are issuable at the final closing and exercisable one year thereafter. Concurrent with this closing, $330,000 was paid to Trauma Research LLC and 50,000 shares of Luoxis common stock valued at $50,000 was issued to Institute for Molecular Medicine, Inc., both related parties, for assignment of all diagnostic patents previously licensed by Ampio. The patents will be amortized over an overall estimated life of 15 years.

As a result of the initial private placement closing, on March 31, 2013, Ampio owned 85.02% of Luoxis. The consolidated financial statements include Luoxis since Ampio has a controlling financial interest, however, the third-party holdings (14.98%) are referred to as “non-controlling interests”.

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

Note 4 - Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Indexed Shares	Fair Values	Indexed Shares	Fair Values

Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$117,910	51,215	$116,635
Tranche 2 - October 22, 2010-October 29, 2010	—	—	—	—
Tranche 3 - November 12, 2010-November 29, 2010	63,514	284,393	66,434	195,813
Tranche 4 - December 13, 2010-December 29, 2010	13,686	48,615	13,686	33,913
Tranche 5 - January 20, 2011-January 31, 2011	29,344	51,834	29,344	38,410

	157,759	$502,752	160,679	$384,771

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

The following table summarizes the effects on Ampio’s unrealized (gain) loss associated with the warrants recorded at fair value by type of financing for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$1,275	$(48,279)
Tranche 2 - October 22, 2010-October 29, 2010	—	(6,589)
Tranche 3 - November 12, 2010-November 29, 2010	97,077	(75,266)
Tranche 4 - December 13, 2010-December 29, 2010	14,702	(12,744)
Tranche 5 - January 20, 2011-January 31, 2011	13,424	(14,101)

	$126,478	$(156,979)

Note 5 – Fair Value Considerations

Ampio’s financial instruments include cash and cash equivalents, accounts payable and warrant derivative liability. The carrying amounts of cash and cash equivalents, and accounts payable approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

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

The following table presents Ampio’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2013

LIABILITIES
Warrant derivative liabilities	—	—	$502,752	$502,752

December 31, 2012

LIABILITIES
Warrant derivative liabilities	—	—	$384,771	$384,771

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	143.37%	148.60%
Equivalent term (years)	0.36 - 0.84	0.61 - 1.08
Risk-free interest rate	0.11%	0.16%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Insturments
Balance as of December 31, 2012	$(384,771)
Total realized losses:
Included in earnings	(126,478)
Warrant exercises	8,497

Balance as of March 31, 2013	$(502,752)

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Clinical research and trial obligations	$8,796,732	$8,796,732	$—	$—	$—
Sponsored research agreement with related party	$373,646	$263,750	$109,896	$—	$—
Office lease	$146,320	$109,536	$37,750	$—	$—
Officers employment agreements	$1,055,416	$449,166	$606,250	$—	$—

	$10,372,114	$9,619,184	$753,896	$—	$—

Clinical Research and Trial Obligations

In connection with clinical trials for Ampion and Optina, both of which began in the first quarter of 2013, Ampio has remaining commitments of $2,478,480 on contracts related to the Ampion clinical trial and $5,903,619 on contracts related to the Optina clinical trial. Ampio also has a contract related to the production of the Zertane study drug with a remaining commitment of $414,633.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice.

Leases

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. Commitments include the annual operating expense increase for 2013. Rent expense for the respective periods are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Rent expense	$29,560	$20,323

Employment Agreements

As of March 31, 2013, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries. The employment agreements expire July 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC is excluded from the officers’ employment agreements commitment.

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

Note 7 – Common Stock

Capital Stock

At March 31, 2013 and December 31, 2012, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001per share.

Shelf Registration

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At March 31, 2013, Ampio had $53.7 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

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

Note 8 - Equity Instruments

Options

Ampio adopted a stock plan in March 2010. The number of shares of common stock reserved for issuance to officers, directors, employees and consultants through various means, including incentive stock options, non-qualified stock options, restricted stock grants, and other forms of equity equivalents is currently 8,200,000 shares.

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Due to the small number of option holders, Ampio has estimated a forfeiture rate of zero. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the three months ended March 31, 2013 using the following assumptions:

Expected volatility	70% - 89%
Risk free interest rate	0.40% - 1.27%
Expected term (years)	3.0 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2011	3,832,874	$2.75	7.31	$3,443,616

Granted	2,095,000	$2.97
Exercised	(715,476)	$(1.07)
Forfeited	(256,250)	$(4.04)
Expired	(33,333)	$(5.96)

Outstanding December 31, 2012	4,922,815	$2.25	8.36	$7,132,347

Granted	165,000	$3.97
Exercised	(50,417)	$(2.32)
Forfeited	(10,833)	$(2.76)

Outstanding March 31, 2013	5,026,565	$2.17	7.59	$7,532,810

Exercisable at March 31, 2013	3,661,845	$1.84	6.97	$4,378,904

Available for grant at March 31, 2013	2,080,146

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Research and development expenses
Stock options	$154,691	$57,303
General and administrative expenses
Common stock issued for services	88,050	40,000
Stock options	443,788	142,938

	$686,529	$240,241

Unrecognized expenses at March 31, 2013	$2,934,224
Weighted average remaining years to vest	2.14

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised - Debenture holders	(7,041)	$(1.75)
Warrants exercised - Private Placement	(54,058)	$(3.13)
Warrants issued in connection with Underwritten Offering	138,462	$4.06

Outstanding December 31, 2012	754,371	$3.00	3.01

Warrants exercised - Debenture holders	(2,920)	$1.75

Outstanding March 31, 2013	751,451	$3.00	2.77

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

In connection with the initial closing of the Luoxis private placement in March 2013, Luoxis will issue warrants to purchase 346,500 shares of common stock at a price of $1.00 exercisable one year after the final closing. The weighted average remaining contractual life is 5 years. These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $226,298 using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the Luoxis warrants were as follows:

Expected volatility	82%
Risk free interest rate	0.40%
Expected term (years)	5
Dividend yield	0%

Note 9 – Related Party Transactions

Ampio had license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio paid the costs associated with maintaining intellectual property subject to the license agreements. As further noted in Note 2, the intellectual property associated with the license agreements were assigned to Luoxis and the license agreements are no longer applicable to Ampio.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceuticals, Inc.’s historical financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013.

Overview

Ampio maintains an Internet website at www.ampiopharma.com. Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

We are a development stage biopharmaceutical company focused on the rapid development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. We are primarily focused on providing medicines to improve the health and quality of life of patients with minimal side effects. We are developing compounds that decrease inflammation by (i) inhibition of specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level or (ii) activation of a specific phosphatase or depletion of the available phosphate needed for the inflammation process and (iii) decreasing vascular permeability – an upstream event in the inflammation cascade. We are also focused on monetizing our sexual dysfunction portfolio and a diagnostic device.

Acquisition

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

Financing History/Overview

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

In September 2011, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register our common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 we filed an amendment to identify potential selling shareholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At March 31, 2013 Ampio had $53.7 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

In December 2011, we completed a registered direct offering of our common stock A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084, of which we received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

In July 2012, we completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to Ampio were $16,912,545 with net proceeds of $15,353,150 after underwriter fees and cash offering expenses. We also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017. Certain shareholders also became selling shareholders and received gross proceeds of $926,575 from the offering of 285,100 shares as provided in the registration statement.

The net proceeds of the above offerings have been or will be used for general corporate purposes and working capital, including the continued progress of research and development of our product candidates, the completion of clinical trials and regulatory approvals, and preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights.

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (Luoxis) to focus on the development and commercialization of our Oxidation Reduction Potential (ORP) technology platform. Luoxis was initially funded through a private placement which had a closing on March 15, 2013 with $3,465,000 in gross proceeds. Net proceeds were $2,934,040 after placement agent and legal fees. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 85.02% of Luoxis Diagnostics.

Product Update

We continue to execute our business plan and have moved forward on our three main drug candidates and our device development.

Ampion for Osteoarthritis of the Knee

In December 2012, we submitted an IND to the FDA for the Phase 3 pivotal trial based upon the guidance received at the pre-IND meeting with the FDA in May 2012. Our prior IND submission and FDA guidance suggested we would complete two Phase 3 studies (AP-003 and AP-004) with respect to Ampion™, each enrolling approximately 800 patients. In February 2013, we received new formal guidance from the FDA indicating that the Company should conduct a dose ranging study “as a Phase 2 dose-escalation study or as a run-in study for one of the Phase 3 studies.” Accordingly, we submitted an updated trial protocol to the FDA and they approved it in late March. Known as the SPRING trial, Ampion is being evaluated for its effect on reducing pain as a single intra-articular injection into the knee in 4 milliliter (mL) and 10 milliliter (mL) volumes as compared to placebo at twelve weeks. The study enrolled in excess of the targeted 320 patient goal. The study was designed as a run-in to a Phase 3 pivotal trial which we will initiate once the optimal volume is determined and the proposed pivotal trial is properly powered to achieve its scientific objectives. Twelve week primary endpoint data are expected in the third quarter of 2013. We also modified our contract with our own Ampion clinical research organization (Ampion CRO) to reflect the revised IND. The contract total is approximately $2.5 million and is expected to be paid over the course of the next eight months, subject to the achievement by the Ampion CRO of specified milestones.

Optina for Diabetic Macula Edema

The FDA granted OptinaTM 505(b)(2) status in July, 2012, and we commenced enrollment in the clinical trial in February 2013. Drugs designated under this pathway can be approved on a single trial. The multicenter trial is designed to evaluate the safety and efficacy of oral OptinaTM compared with placebo given over a period of 12 weeks in adult patients with DME. Patients will be randomized to receive one of two doses of Optina™ (0.5mg per BMI and 1.0mg per BMI per day) or placebo. After patients have completed 4 weeks of initial treatment, an interim analysis will occur to determine the best dose of OptinaTM. Following the 12 week active treatment period, there will be a further 4 week washout period to determine regression of treatment effect. The primary endpoint is improvement in visual acuity (VA), defined by responder status, compared to placebo. Secondary endpoints are (i) measurements of changes in VA and central macular thickness (CMT) in treated patients compared to placebo, and (ii) safety and tolerability of the two Optina™ doses. Following treatment and washout, patients will be assessed for vision regression and a 12 week open label extension study will be offered to evaluate the duration of effect of the optimal dose. A total of 450 patients are expected to enroll. On February 27, 2013, we announced oral dosing of the first patient in the Optina Trial. The Optina clinical research organization (Optina CRO) contract total is approximately $5.9 million and is expected to be paid over the course of the next nine months, subject to the achievement by the Optina CRO of specified milestones.

Zertane for Male Sexual Dysfunction

We reached agreement with the Australian Therapeutic Goods Administration (TGA) on a plan for preparation of manufacturing and common technical documents to obtain regulatory approval for Zertane in Australia. The preliminary submission is expected to be made in the second quarter of 2013 and we hope to obtain approval in Australia in late first quarter or second quarter of 2014.

On March 11, 2013, we announced the FDA’s acceptance of our Patient Outcome for Premature Ejaculation (POPE) questionnaire, a modification of the questionnaire that was used in the two successful Zertane Phase 3 clinical trials completed in Europe. The acceptance by the FDA of the POPE questionnaire allows us, or a partner, to file an IND with the FDA for a pivotal trial of Zertane.

ORP, Point-of-Care Diagnostic Device

In January 2013, we formed a subsidiary, Luoxis, to focus on the development and commercialization of our Oxidation Reduction Potential (ORP) technology platform. All technology and patents related to the ORP technology platform have been assigned to Luoxis. The initial funding of operations was through a private placement completed on March 15, 2013 for net proceeds of $2,934,040 representing a 14.98% non-controlling interest.

NCE001: Methylphenidate

An independent third party has completed lead optimization. We are currently confirming those results, and then we plan to pursue preclinical toxicology studies.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses totaling $43.7 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Although we have raised capital in the past and raised net proceeds of $2.9 million, $15.4 million and $19.4 million through the sale of common stock in 2013, 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to clinical trials for Ampion and Optina. We also intend to limit the extent of these losses by entering into co-development, collaboration agreements or a sale with one or more strategic partners for our sexual dysfunction portfolio and the monetization of ORP either through a sale or an initial public offering of Luoxis. At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the additional costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely.

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

Our significant accounting policies and estimates are included in our 2012 Annual Report reported on form 10-K, filed with the SEC on March 6, 2013. During the first three months of 2013, there were no significant changes to our significant accounting policies and estimates.

Results of Operations – March 31, 2013 Compared to March 31, 2012

Results of operations for the three months ended March 31, 2013 (the “2013 period”) and the three months ended March 31, 2012 (the “2012 period”) reflected losses of approximately $4,208,000 and $2,836,000, respectively. These losses include non-cash income and charges related to derivative income/expense, stock based compensation, losses and income on the fair value of debt instruments and depreciation and amortization in the amount of $831,000 in the 2013 period and $99,000 in the 2012 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $12,500 license revenue recognized in the 2013 period and 2012 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and will be recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Labor	$318,000	$397,000
Patent Costs	462,000	353,000
Stock-based compensation	155,000	57,000
Clinical trials and sponsored research	1,684,000	468,000
Consultants	168,000	198,000

	$2,787,000	$1,473,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $1,314,000 for the 2013 period compared to the 2012 period principally as a result of the initiation of our clinical trials for Ampion and Optina which include the costs related to the study drugs and the clinical research organization. Labor costs decreased as a result of a better optimization of resources. Patent costs increased as we continue to maintain and strengthen our patent portfolio on our primary product candidates.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Labor	$216,000	$759,000
Stock-based compensation	532,000	183,000
Professional fees	170,000	131,000
Occupancy, travel and other	353,000	396,000
Directors fees	41,000	67,000

	$1,312,000	$1,536,000

General and administrative costs decreased $224,000 primarily as a result of decreased labor costs off-set by increased stock-based compensation. The labor costs in the 2012 period include an employment agreement payout to our former CEO who was granted an indefinite compassionate leave of absence. The increase in stock-based compensation reflects vesting of awards granted in previous years and the first quarter of 2013.

Derivative income (expense)

We recorded $126,478 of non-cash derivative expense in the 2013 period compared to $156,979 in non-cash derivative income in the 2012 period in connection with our hybrid financial instruments consisting of debentures and related warrants. These amounts relate to the subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

Net Cash Used in Operating Activities

During the 2013 period, our operating activities used approximately $3.6 million in cash which was less than the net loss of $4.2 million primarily as a result of the non-cash stock based compensation.

In the 2012 period, the use of cash was $3.1 million and was greater than the $2.8 million net loss principally as a result of a reduction in accounts payable, stock based compensation and the non-cash derivative income.

Net Cash Used in Investing Activities

During the 2013 period, cash was used to acquire ORP patents on behalf of Luoxis – See Note 2—Formation of Subsidiary. Fixed assets reflect purchases of a new server system, a lab scope, and an ORP manufacturing device.

Net Cash from Financing Activities

Net cash provided by financing activities of $3.0 million reflects proceeds from the Luoxis private financing of $2.9 million and $0.1 million from the exercise of stock options.

Liquidity and Capital Resources

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of March 31, 2013, we had cash and cash equivalents totaling $16.5 million available to fund our operations and $1.2 million in payables. Based upon our current expectations, we believe our capital resources at March 31, 2013 will be sufficient to fund our currently planned operations for the next 12 months. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital within the next 12 months to expand our clinical development activities for Ampion and Optina based on the positive results of our ongoing clinical trials to fund costs of planning for a commercial launch of Ampion or Optina, if we face challenges or delays in connection with our clinical trials, or to maintain minimum cash balances that we deem reasonable and prudent. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2013 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $550,000 and $600,000 per month. Additional funds in the amount of approximately $9.0 million are planned for regulatory approvals and completion of clinical trials. To the extent we decide to further expand our clinical trials, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. In recent years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013. However, the Company will continue to require additional capital, the receipt of which is not assured.

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
Michael Macaluso Chief Executive Officer Date: May 3, 2013

By:	/s/ Mark D. McGregor
Mark D. McGregor Chief Financial Officer Date: May 3, 2013