Form 10-Q
period 2013-06-30
Ampio Pharmaceuticals, Inc.
filed 2013-08-09
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

As of August 9, 2013, there were 37,102,426 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

SIX MONTHS ENDED JUNE 30, 2013

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2013 (unaudited), the three and six months ended June 30, 2012 (unaudited), and the period from December 18, 2008 (inception) through June 30, 2013 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (unaudited), the six months ended June 30, 2012 (unaudited), and the period from December 18, 2008 (inception) through June 30, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$12,456,834	$17,682,517
Prepaid expenses	414,377	164,890

Total current assets	12,871,211	17,847,407

Fixed assets, net	315,462	59,290
In-process research and development	7,500,000	7,500,000
Patents, net	770,351	420,468
Deposits	20,000	20,000

	8,605,813	7,999,758

Total assets	$21,477,024	$25,847,165

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,759,034	$1,201,122
Deferred revenue	50,000	50,000
Warrant derivative liability	621,972	384,771

Total current liabilities	2,431,006	1,635,893

Long-term deferred revenue	356,250	381,250

Total liabilities	2,787,256	2,017,143

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 37,095,755 in 2013 and 37,009,695 in 2012	3,709	3,701
Additional paid-in capital	68,691,296	63,687,558
Advances to stockholders	(90,640)	(90,640)
Deficit accumulated in the development stage	(50,366,846)	(39,770,597)

Total Ampio stockholders’ equity	18,237,519	23,830,022
Non-controlling interests	452,249	—

Total equity	18,689,768	23,830,022

Total liabilities and equity	$21,477,024	$25,847,165

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		December 18, 2008 (Inception) through
	2013	2012	2013	2012	June 30, 2013

License revenue	$12,500	$12,500	$25,000	$25,000	$93,750

Expenses
Research and development	$5,249,196	$1,551,629	$8,036,018	$3,024,336	$25,220,743
General and administrative	1,220,346	727,164	2,532,146	2,263,365	16,588,058

Total operating expenses	6,469,542	2,278,793	10,568,164	5,287,701	41,808,801

Other income (expense)
Interest income	3,172	3,634	7,449	7,187	37,982
Interest expense	—	—	—	—	(29,317)
Unrealized loss on fair value of debt instruments	—	—	—	—	(5,547,911)
Derivative expense	(139,389)	(233,226)	(265,867)	(76,247)	(2,983,367)

Total other expense	(136,217)	(229,592)	(258,418)	(69,060)	(8,522,613)

Net loss, before income tax	$(6,593,259)	$(2,495,885)	$(10,801,582)	$(5,331,761)	$(50,237,664)
Foreign tax expense	—	—	—	—	82,500

Net loss	$(6,593,259)	$(2,495,885)	$(10,801,582)	$(5,331,761)	$(50,320,164)

Net loss applicable to non-controlling interests	$175,638	$—	$205,333	$—	$205,333

Net loss applicable to Ampio	$(6,417,621)	$(2,495,885)	$(10,596,249)	$(5,331,761)	$(50,114,831)

Weighted average number of Ampio common shares outstanding	37,090,989	31,260,070	37,081,800	31,193,378

Basic and diluted Ampio net loss per common share	$(0.17)	$(0.08)	$(0.29)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Advances to	Deficit Accumulated in the Development	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage	Interests	(Deficit)

Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	—	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	—	1,115,020

Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	—	(1,512,908)

Balance - December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$—	$(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	—	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$—	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	—	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$—	$17,759,816
Issuance of common stock for services	—	—	24,072	3	—	100,147	—	—	—	—	100,150
Options exercised, net	—	—	680,809	68	—	617,932	—	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	—	32,692	—	—	—	—	32,694
Stock-based compensation	—	—	—	—	—	1,522,374	—	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	—	—	36,883	—	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	—	15,352,630	—	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	—	—	(11,593,045)	—	(11,593,045)

Balance - December 31, 2012	—	$—	37,009,695	$3,701	$—	$63,687,558	$—	$(90,640)	$(39,770,597)	$—	$23,830,022

Issuance of common stock for services (unaudited)	—	—	22,752	2	—	88,048	—	—	—	—	88,050
Issuance of common stock of Luoxis for cash net of offering costs of $985,274 (Note 2) (unaudited)	—	—	—	—	—	3,340,937	—	—	—	639,353	3,980,290
Issuance of common stock of Luoxis in exchange for patents (Note 2) (unaudited)	—	—	—	—	—	42,510	—	—	—	7,490	50,000
Non-controlling interests on contributed assets (unaudited)	—	—	—	—	—	(10,739)	—	—	—	10,739
Options exercised, net (unaudited)	—	—	54,584	5	—	128,247	—	—	—	—	128,252
Warrants exercised, net (unaudited)	—	—	8,724	1	—	43,932	—	—	—	—	43,933
Stock-based compensation (unaudited)	—	—	—	—	—	1,370,803	—	—	—	—	1,370,803
Net loss (unaudited)	—	—	—	—	—	—	—	—	(10,596,249)	(205,333)	(10,801,582)

Balance - June 30, 2013 (unaudited)	—	$—	37,095,755	$3,709	$—	$68,691,296	$—	$(90,640)	$(50,366,846)	$452,249	$18,689,768

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	December 18, 2008 (Inception) through June 30, 2013

Cash flows from operating activities:
Net loss	$(10,801,582)	$(5,331,761)	$(50,320,164)
Depreciation and amortization	57,759	31,198	162,706
Common stock issued for services	88,050	40,000	1,990,700
Stock-based compensation expense	1,370,803	531,861	6,174,045
Derivative expense	265,867	76,247	2,983,367
Unrealized loss on fair value of debt instruments	—	—	5,547,911
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(249,487)	(262,958)	(414,377)
Increase in related party payable	—	—	109,789
Increase (Decrease) in accounts payable	557,912	(272,480)	1,759,036
Increase (Decrease) in deferred revenue	(25,000)	(25,000)	406,250
Increase in accrued interest payable	—	—	16,948

Net cash used in operating activities	(8,735,678)	(5,212,893)	(31,583,789)

Cash flows used in investing activities:
Purchase of fixed assets	(283,814)	—	(368,519)
Purchase of patents	(330,000)	—	(330,000)
Deposits	—	—	(20,000)

Net cash (used in) investing activities	(613,814)	—	(718,519)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	—	2,593,000
Proceeds from sale of common stock	143,519	618,000	41,489,943
Costs related to sale of common stock	—	—	(4,357,142)
Proceeds from sale of Luoxis common stock (Note 2)	4,652,500	—	4,652,500
Costs related to sale of Luoxis common stock (Note 2)	(672,210)	—	(672,210)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	1,115,020
Advances (to) from shareholders	—	36,883	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	—	(100,000)
Increase in cash from acquisition	—	—	183

Net cash provided by financing activities	4,123,809	654,883	44,759,142

Net change in cash and cash equivalents	(5,225,683)	(4,558,010)	12,456,834
Cash and cash equivalents at beginning of period	17,682,517	11,362,325	—

Cash and cash equivalents at end of period	$12,456,834	$6,804,315	$12,456,834

Supplementary cash flow information:
Interest paid	$—	$—	$8,358
Income taxes paid	$—	$—	$82,500

Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Issuance of Luoxis stock for patents (Note 2)	$50,000	$—	$50,000
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$—	$7,852,737
Conversion of debentures to common stock	$—	$—	$9,424,075
Warrant compensation from common stock offering costs	$—	$—	$1,068,858
Warrant compensation from Luoxis common stock offering costs (Note 2)	$313,064	$—	$313,064
Merger liability - shares exchanged for options	$—	$—	$574,000
Debenture warrant exercise fair value adjustment	$28,666	$—	$678,231

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp., DMI BioSciences, Inc. (“BioSciences”) and Luoxis Diagnostics, Inc. (“Luoxis”), an 80.9% owned subsidiary – see Note 2. These unaudited consolidated financial statements should be read in conjunction with Ampio’s annual report on Form 10-K for the year ended December 31, 2012, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended June 30, 2013 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended June 30, 2013 is unaudited.

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

Note 2 – Formation of Subsidiary

On January 24, 2013, Ampio formed a wholly-owned subsidiary, Luoxis, to focus on the development and commercialization of the Oxidation Reduction Potential (ORP) technology platform. The ORP technology indicates disease severity and progression across a wide range of critical and chronic illnesses.

Luoxis was funded through a private placement launched on February 15, 2013. On March 15, 2013, an initial closing was completed and two additional closings were completed on April 30 and May 31, 2013. A total of 4,652,500 shares were issued at $1.00 per share resulting in $4,652,500 of gross proceeds. Net proceeds were $3,980,290 after placement agent and legal fees. The placement agent also received 465,250 warrants to purchase Luoxis common stock valued at $313,064 in connection with the closing, which amount has been included in total offering costs in the consolidated statement of changes in stockholders’ equity (deficit). The warrants have a term of 5 years and an exercise price of $1.00. The warrants were issuable at the final closing and exercisable one year thereafter. Concurrent with the March 15, 2013 closing, $330,000 was paid to Trauma Research LLC and 50,000 shares of Luoxis common stock valued at $50,000 was issued to Institute for Molecular Medicine, Inc., both related parties, for assignment of all patents previously licensed by Ampio. The patents will be amortized over an overall estimated life of 15 years.

As a result of the private placement closings, on June 30, 2013, Ampio owns 80.9% of Luoxis. The consolidated financial statements include Luoxis since Ampio has a controlling financial interest, however, the third-party holdings (19.1%) are referred to as “non-controlling interests”. The Luoxis cash balance included in the consolidated financial statements at June 30, 2013 totaled $2,913,701.

Note 3 – License Agreement/Revenue Recognition

During 2011, Ampio entered into a license, development and commercialization agreement with a major Korean pharmaceutical company. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of PE and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug.

Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $417,500 after withholding of Korean tax. The upfront payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 will be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio will earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product. No royalties have been earned to date.

Note 4 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Indexed Shares	Fair Values	Indexed Shares	Fair Values

Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$206,040	51,215	$116,635
Tranche 2 - October 22, 2010-October 29, 2010	—	—	—	—
Tranche 3 - November 12, 2010-November 29, 2010	62,345	314,421	66,434	195,813
Tranche 4 - December 13, 2010-December 29, 2010	9,051	37,582	13,686	33,913
Tranche 5 - January 20, 2011-January 31, 2011	29,344	63,929	29,344	38,410

	151,955	$621,972	160,679	$384,771

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

The following table summarizes the effects on Ampio’s unrealized loss associated with the warrants recorded at fair value by type of financing for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$88,130	$70,116	$89,405	$21,837
Tranche 2 - October 22, 2010-October 29, 2010	—	9,794	—	3,205
Tranche 3 - November 12, 2010-November 29, 2010	34,033	112,595	131,110	37,329
Tranche 4 - December 13, 2010-December 29, 2010	5,131	19,234	19,833	6,490
Tranche 5 - January 20, 2011-January 31, 2011	12,095	21,487	25,519	7,386

	$139,389	$233,226	$265,867	$76,247

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

The following table presents Ampio’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2013

LIABILITIES
Warrant derivative liabilities	—	—	$621,972	$621,972

December 31, 2012

LIABILITIES
Warrant derivative liabilities	—	—	$384,771	$384,771

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant liability were as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	138.75%	148.60%
Equivalent term (years)	0.11 - 0.59	0.61 - 1.08
Risk-free interest rate	0.10%	0.16%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Instruments

Balance as of December 31, 2012	$(384,771)
Total realized losses:
Included in earnings	(265,867)
Warrant exercises	28,666

Balance as of June 30, 2013	$(621,972)

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years

Clinical research and trial obligations	$6,737,423	$6,737,423	$—	$—	$—

Sponsored research agreement with related party	$307,708	$263,750	$43,958	$—	$—

Office lease	$119,344	$110,148	$9,196	$—	$—

Officers employment agreements	$870,104	$441,354	$428,750	$—	$—

	$8,034,579	$7,552,675	$481,904	$—	$—

Clinical Research and Trial Obligations

In connection with clinical trials for Ampion and Optina, both of which began in the first quarter of 2013, Ampio has remaining commitments of $916,571 on contracts related to the Ampion clinical trial and $5,820,852 on contracts related to the Optina clinical trial.

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

Leases

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. Commitments include the annual operating expense increase for 2013. Rent expense for the respective periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rent expense	$29,118	$25,398	$58,678	$50,796

Employment Agreements

As of June 30, 2013, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries. The employment agreements expire July 31, 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC is excluded from the officers’ employment agreements commitment. See Note 10 – Subsequent Event regarding the extension of the two contracts which expire July 31, 2013.

Note 7 – Common Stock

Capital Stock

At June 30, 2013 and December 31, 2012, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At June 30, 2013, Ampio had $53.7 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

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

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Ampio has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the six months ended June 30, 2013 using the following assumptions:

Expected volatility	70% - 89%
Risk free interest rate	0.40% - 1.27%
Expected term (years)	3.0 - 6.5
Dividend yield	0%

Ampio Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2011	3,832,874	$2.75	7.31	$3,443,616

Granted	2,095,000	$2.97
Exercised	(715,476)	$(1.07)
Forfeited	(256,250)	$(4.04)
Expired	(33,333)	$(5.96)

Outstanding December 31, 2012	4,922,815	$2.25	8.36	$7,132,347

Granted	220,000	$4.17
Exercised	(54,584)	$2.35
Forfeited	(64,581)	$4.11

Outstanding June 30, 2013	5,023,650	$2.35	7.72	$7,412,723

Exercisable at June 30, 2013	3,794,763	$1.98	7.00	$4,090,537

Available for grant at June 30, 2013	2,078,894

Pursuant to the Luoxis 2013 Stock Option Plan (the 2013 Plan), 5,000,000 shares of its common stock was reserved for issuance under the 2013 Plan. On June 15, 2013, Luoxis granted 1,800,000 shares to officers, employees and consultants. The shares have an exercise price of $1.00 which is the same as the private placement offering price. Twenty-five percent of the shares vested immediately and the remainder vest annually on the grant date at a rate of 25% over the next three years. The fair value of these options totaling $1,272,366 were also calculated using the Black-Scholes option pricing model utilizing the same methodology as described above for Ampio including the following assumptions:

Expected volatility	86%
Risk free interest rate	1.04% - 1.53%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Luoxis Stock option activity is as follows:

	Number of Options	Exercise Price	Remaining Contractual Life	Aggregate Fair Value

Granted	1,800,000	$1.00

Outstanding June 30, 2013	1,800,000	$1.00	9.96	$1,272,366

Exercisable at June 30, 2013	450,000	$1.00	9.96	$303,492

Available for grant at June 30, 2013	3,200,000

Stock-based compensation expense related to the fair value of stock options was included in the statement of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development expenses
Stock options
Ampio	$223,680	$118,313	$378,371	$175,616
Luoxis	$202,495	$—	$202,495	$—
General and administrative expenses
Common stock issued for services	—	—	88,050	40,000
Stock options
Ampio	231,695	213,307	675,483	356,245
Luoxis	114,454	—	114,454	—

	$772,324	$331,620	$1,458,853	$571,861

Unrecognized expenses at June 30, 2013
Ampio	$2,633,612
Luoxis	$955,417
Weighted average remaining years to vest
Ampio	1.95
Luoxis	2.96

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised - Debenture holders	(7,041)	$(1.75)
Warrants exercised - Private Placement	(54,058)	$(3.13)
Warrants issued in connection with Underwritten Offering	138,462	$4.06

Outstanding December 31, 2012	754,371	$3.00	3.01

Warrants exercised - Debenture holders	(8,724)	$1.75

Outstanding June 30, 2013	745,647	$3.00	2.53

The exercise price of the warrants associated with the Senior Convertible Debentures was fixed at $1.75 per share and the warrants expire on December 31, 2013. Warrants issued in connection with the 2011 Private Placements are at $3.125 per share and expire March 31, 2016.

In July 2012, Ampio issued warrants to purchase 138,462 shares of common stock at a price of $4.0625, exercisable from July 12, 2013 through July 12, 2017 in connection with the underwritten public offering. In connection with the final closing of the Luoxis private placement in May 2013, Luoxis issued warrants to purchase 465,250 shares of common stock at a price of $1.00 exercisable one year after the final closing. The weighted average remaining contractual life is 5 years. These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $313,064 using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the Luoxis warrants were as follows:

Expected volatility	87%
Risk free interest rate	0.52%
Expected term (years)	5
Dividend yield	0%

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

In June 2013, Luoxis entered into an agreement with Trauma Research LLC (TRLLC), a related party controlled by Dr. David Bar-Or, a director and officer of Ampio. The agreement provides for Luoxis to pay $5,834 per month to TRLLC in consideration for services related to research and development of the Luoxis’ Oxidation-Reduction Potential platform.

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

Note 10 – Subsequent Event

On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or, Chief Scientific Officer, and Dr. Vaughan Clift, Chief Regulatory Affairs Officer, for one additional year, expiring July 31, 2014. In connection with this Amendment, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year.

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

We are a development stage biopharmaceutical company focused on the rapid development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. We are primarily focused on providing medicines to improve the health and quality of life of patients with minimal side effects. We are developing compounds that decrease inflammation by (i) inhibition of specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level or (ii) activation of a specific phosphatase or depletion of the available phosphate needed for the inflammation process and (iii) decreasing vascular permeability—an upstream event in the inflammation cascade. We are also focused on monetizing our sexual dysfunction portfolio and a diagnostic device.

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

In September 2011, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register our common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 we filed an amendment to identify potential selling shareholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At June 30, 2013 Ampio had $53.7 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

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

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (Luoxis) to focus on the development and commercialization of our Oxidation Reduction Potential (ORP) technology platform. Luoxis was funded through a private placement which had a final closing on May 31, 2013 with $4,652,500 in gross proceeds. Net proceeds were $3,980,290 after placement agent and legal fees. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 80.9% of Luoxis Diagnostics.

Product Update

We continue to execute our business plan and have moved forward on our three main drug candidates and our device development.

Ampion for Osteoarthritis of the Knee

In December 2012, we submitted an IND to the FDA for the Phase 3 pivotal trial based upon the guidance received at the pre-IND meeting with the FDA in May 2012. Our prior IND submission and FDA guidance suggested we would complete two Phase 3 studies (AP-003 and AP-004) with respect to Ampion™, each enrolling approximately 800 patients. In February 2013, we received new formal guidance from the FDA indicating that the Company should conduct a dose ranging study “as a Phase 2 dose-escalation study or as a run-in study for one of the Phase 3 studies.” Accordingly, we submitted an updated trial protocol to the FDA and they approved it in late March. Known as the SPRING trial, Ampion is being evaluated for its effect on reducing pain as a single intra-articular injection into the knee in 4 milliliter (mL) and 10 milliliter (mL) volumes as compared to placebo at twelve weeks. The study enrolled in excess of the targeted 320 patient goal. The study was designed as a run-in to a Phase 3 pivotal trial which we will initiate once the optimal volume is determined and the proposed pivotal trial is properly powered to achieve its scientific objectives. In April 2013, we announced the completion of patient enrollment in the SPRING trial. Twelve week primary endpoint data are expected in the third quarter of 2013.

Optina for Diabetic Macula Edema

The FDA granted OptinaTM 505(b)(2) status in July, 2012, and we commenced enrollment in the clinical trial in February 2013. Drugs designated under this pathway can be approved on a single trial. The multicenter trial is designed to evaluate the safety and efficacy of oral Optina™ compared with placebo given over a period of 12 weeks in adult patients with DME. Patients will be randomized to receive one of two doses of Optina™ (0.5mg per BMI and 1.0mg per BMI per day) or placebo. After patients have completed 4 weeks of initial treatment, an interim analysis will occur to determine the best dose of Optina™. Following the 12 week active treatment period, there will be a further 4 week washout period to determine regression of treatment effect. The primary endpoint is improvement in visual acuity (VA), defined by responder status, compared to placebo. Secondary endpoints are (i) measurements of changes in VA and central macular thickness (CMT) in treated patients compared to placebo, and (ii) safety and tolerability of the two Optina™ doses. Following treatment and washout, patients will be assessed for vision regression and a 12 week open label extension study will be offered to evaluate the duration of effect of the optimal dose. A total of 450 patients are expected to enroll. On February 27, 2013, we announced oral dosing of the first patient in the Optina Trial.

Zertane for Male Sexual Dysfunction

In March 2013, we announced the FDA’s acceptance of our Patient Outcome for Premature Ejaculation (POPE) questionnaire, a modification of the questionnaire that was used in the two successful Zertane Phase 3 clinical trials completed in Europe. The acceptance by the FDA of the POPE questionnaire allows us, or a partner, to file an IND with the FDA for a pivotal trial of Zertane.

In June 2013, Ampio submitted the application to the Therapeutic Goods Administration (TGA) for approval of Zertane in Australia. The Company expects to receive marketing authorization in the first half of 2014. An approval in Australia will open up numerous markets worldwide including South Korea and Brazil where Ampio has licensing agreements. This could also be important for additional business negotiations and revenue for Ampio.

ORP, Point-of-Care Diagnostic Device

In January 2013, we formed a subsidiary, Luoxis, to focus on the development and commercialization of our Oxidation Reduction Potential (ORP) technology platform. All technology and patents related to the ORP technology platform have been assigned to Luoxis. The final funding of operations was through a private placement completed on May 31, 2013 for net proceeds of $3,980,290 representing a 19.1% non-controlling interest.

In June 2013, Luoxis announced positive summary data from the first clinical trial using the oxidation-reduction potential (ORP) diagnostic platform. The results are reported from a prospective clinical trial of 153 elderly hip fracture patients who suffered their hip fractures as a result of a fall, the most common cause of hip fractures among the elderly. When studying the markers measured by the ORP diagnostic system, investigators demonstrated statistically significant correlations between patients’ antioxidant reserve levels and established comorbidity measures (p=0.02). Investigators also reported a statistically significant correlation between patients’ oxidation-reduction potential levels and injury severity as measured by the validated Injury Severity Score (ISS; p=0.01). These clinical study results confirm the predictive value of oxidation-reduction potential and antioxidant reserves and their validity as prognostic markers among elderly hip fracture patients in a clinical setting.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses totaling $50.1 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Although we have raised capital in the past and raised net proceeds of $4.0 million, $15.4 million and $19.4 million through the sale of common stock in 2013, 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

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

Our significant accounting policies and estimates are included in our 2012 Annual Report reported on form 10-K, filed with the SEC on March 6, 2013. During the first six months of 2013, there were no significant changes to our significant accounting policies and estimates.

Results of Operations – June 30, 2013 Compared to June 30, 2012

Results of operations for the three months ended June 30, 2013 (the “2013 quarter”) and the three months ended June 30, 2012 (the “2012 quarter”) reflected losses of approximately $6,593,000 and $2,496,000, respectively. These losses include non-cash income and charges related to derivative income/expense, stock based compensation, common stock issued for services and depreciation and amortization in the amount of $951,000 in the 2013 quarter and $580,000 in the 2012 quarter.

Results of operations for the six months ended June 30, 2013 (the “2013 period”) and the six months ended June 30, 2012 (the “2012 period”) reflected losses of approximately $10,802,000 and $5,332,000, respectively. These losses include non-cash charges related to derivative expense/income, stock based compensation, common stock issued for services and depreciation and amortization in the amount of $1,782,000 in the 2013 period and $679,000 in the 2012 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $25,000 license revenue recognized in the 2013 period and 2012 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and will be recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Labor	$346,000	$336,000	$664,000	$733,000
Patent costs	512,000	323,000	974,000	676,000
Stock-based compensation	426,000	119,000	581,000	176,000
Clinical trials and sponsored research	3,886,000	730,000	5,570,000	1,198,000
Consultants	79,000	43,000	247,000	241,000

	$5,249,000	$1,551,000	$8,036,000	$3,024,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $3,698,000, or 238%, for the 2013 quarter compared to the 2012 quarter and $5,012,000, or 166%, for the 2013 period compared to the 2012 period. The increases are principally the result of clinical trials for Ampion and Optina, and the Luoxis development of its ORP platform. Stock-based compensation increased due to the incremental stock options awarded in both Ampio and Luoxis and the continuing vesting of awards granted in previous years. Patent costs reflect the strengthening and ongoing maintenance of our patent portfolio.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Labor	$269,000	$152,000	$485,000	$911,000
Stock-based compensation	346,000	213,000	878,000	396,000
Professional fees	114,000	102,000	284,000	233,000
Occupancy, travel and other	442,000	197,000	795,000	593,000
Directors fees	49,000	63,000	90,000	130,000

	$1,220,000	$727,000	$2,532,000	$2,263,000

General and administrative costs increased $493,000, or 68%, for the 2013 quarter compared to the 2012 quarter. The increases are primarily due to increased professional staffing in Luoxis, stock option awards granted by Luoxis and continuing vesting of Ampio awards granted in previous years, and occupancy, travel and other. These other expenses include insurance, investor relations and recruiting. During the 2013 quarter, insurance, travel and Luoxis recruiting fees were primarily responsible for the increase in occupancy, travel and other.

For the 2013 period, general and administrative costs increased $269,000, or 12%, compared to the 2012 period primarily as a result of increases in stock-based compensation and occupancy, travel and other which were off-set by a reduction in labor due to a first quarter 2012 one-time payout to our former CEO pursuant to the terms of the employment agreement.

Derivative income (expense)

We recorded $139,389 of non-cash derivative expense in the 2013 quarter compared to $233,226 in the 2012 quarter and $265,867 in the 2013 period compared to $76,247 in the 2012 period in the 2012 period in connection with our hybrid financial instruments consisting of debentures and related warrants. These amounts relate to the subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

Net Cash Used in Operating Activities

During the 2013 period, our operating activities used approximately $8.7 million in cash which was less than the net loss of $10.6 million primarily as a result of the non-cash stock based compensation and derivative expense.

In the 2012 period, the use of cash was $5.2 million and was slightly less than the $5.3 million net loss principally as a result of non-cash stock-based compensation being off-set by changes in prepaid expense and accounts payable.

Net Cash Used in Investing Activities

During the 2013 period, cash was used to acquire ORP patents on behalf of Luoxis—See Note 2—Formation of Subsidiary. Fixed assets reflect purchases of a new server system, a lab scope, and a Luoxis ORP manufacturing device.

Net Cash from Financing Activities

Net cash provided by financing activities in the 2013 period of $4.1 million reflects proceeds from the Luoxis private financings of $4.0 million and $0.1 million from the exercise of stock options and warrants.

In the 2012 period, net cash provided by financing activities was due to a cash exercise of stock options of $618,000 and repayment of $37,000 related to stockholder advances made in 2010.

Liquidity and Capital Resources

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of June 30, 2013, we had cash and cash equivalents totaling $12.5 million and $1.8 million in accounts payable, of which $2.9 million of the cash and cash equivalents and $0.1 million in payables related to Luoxis. Based upon our current expectations, we believe our capital resources at June 30, 2013 will be sufficient to fund our currently planned operations into the first quarter of 2014. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital within the next 6 months to expand our clinical development activities for Ampion and Optina. This could be necessary either assuming positive results of our ongoing clinical trials or if we face challenges or delays in connection with those trials. Additional funding will be required for the commercial launch of Ampion and Optina. We also may choose to seek additional capital to maintain minimum cash balances that we deem reasonable and prudent. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2013 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $550,000 and $600,000 per month. Additional funds in the amount of approximately $6.7 million are planned for regulatory approvals and completion of clinical trials. To the extent we decide to further expand our clinical trials, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. In recent years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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
Date: August 9, 2013

By:	/s/ Mark D. McGregor
Mark D. McGregor
Chief Financial Officer
Date: August 9, 2013