Form 10-Q
period 2013-09-30
Ampio Pharmaceuticals, Inc.
filed 2013-11-08
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

As of November 8, 2013, there were 41,789,397 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2013

INDEX

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited), the three and nine months ended September 30, 2012 (unaudited), and the period from December 18, 2008 (Inception) through September 30, 2013 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited), the nine months ended September 30, 2012 (unaudited), and the period from December 18, 2008 (Inception) through September 30, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		25

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

This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina, Zertane and Luoxis, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,070,484	$17,682,517
Prepaid expenses	151,179	164,890

Total current assets	32,221,663	17,847,407

Fixed assets, net	293,600	59,290
In-process research and development	7,500,000	7,500,000
Patents, net	752,654	420,468
Deposits	20,000	20,000

	8,566,254	7,999,758

Total assets	$40,787,917	$25,847,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,166,875	$1,201,122
Deferred revenue	50,000	50,000
Warrant derivative liability	868,313	384,771

Total current liabilities	2,085,188	1,635,893
Long-term deferred revenue	343,750	381,250

Total liabilities	2,428,938	2,017,143

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 41,731,258 in 2013 and 37,009,695 in 2012	4,173	3,701
Additional paid-in capital	94,553,973	63,687,558
Advances to stockholders	(90,640)	(90,640)
Deficit accumulated in the development stage	(56,438,925)	(39,770,597)

Total Ampio stockholders’ equity	38,028,581	23,830,022
Non-controlling interests	330,398	—

Total equity	38,358,979	23,830,022

Total liabilities and equity	$40,787,917	$25,847,165

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		December 18, 2008 (Inception) through
	2013	2012	2013	2012	September 30, 2013
License revenue	$12,500	$12,500	$37,500	$37,500	$106,250

Expenses
Research and development	$4,803,856	$2,135,385	$12,839,874	$5,159,721	$30,024,599
General and administrative	1,152,078	677,928	3,684,224	2,941,293	17,740,136

Total operating expenses	5,955,934	2,813,313	16,524,098	8,101,014	47,764,735

Other income (expense)
Interest income	1,114	7,911	8,563	15,098	39,096
Interest expense	—	—	—	—	(29,317)
Unrealized loss on fair value of debt instruments	—	—	—	—	(5,547,911)
Derivative (expense) income	(251,610)	208,934	(517,477)	132,687	(3,234,977)

Total other (expense) income	(250,496)	216,845	(508,914)	147,785	(8,773,109)

Net loss, before income tax	$(6,193,930)	$(2,583,968)	$(16,995,512)	$(7,915,729)	$(56,431,594)
Foreign tax expense	—	—	—	—	82,500

Net loss	$(6,193,930)	$(2,583,968)	$(16,995,512)	$(7,915,729)	$(56,514,094)
Net loss applicable to non-controlling interests	$121,851	$—	$327,184	$—	$327,184

Net loss applicable to Ampio	$(6,072,079)	$(2,583,968)	$(16,668,328)	$(7,915,729)	$(56,186,910)

Weighted average number of Ampio common shares outstanding	37,106,190	36,477,907	37,090,019	32,967,745

Basic and diluted Ampio net loss per common share	$(0.16)	$(0.07)	$(0.45)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Advances to	Deficit Accumulated in the Development	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage		(Deficit)
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	—	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	—	(1,512,908)

Balance—December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$—	$(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	—	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$—	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	—	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$—	$17,759,816
Issuance of common stock for services	—	—	24,072	3	—	100,147	—	—	—	—	100,150
Options exercised, net	—	—	680,809	68	—	617,932	—	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	—	32,692	—	—	—	—	32,694
Stock-based compensation	—	—	—	—	—	1,522,374	—	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	—	—	36,883	—	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	—	15,352,630	—	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	—	—	(11,593,045)	—	(11,593,045)

Balance - December 31, 2012	—	$—	37,009,695	$3,701	$—	$63,687,558	$—	$(90,640)	$(39,770,597)	$—	$23,830,022
Issuance of common stock for services (unaudited)	—	—	22,752	2	—	88,048	—	—	—	—	88,050
Issuance of common stock in exchange for cash in September, net of offering costs of $297,768 (unaudited)	—	—	4,600,319	460	—	25,003,526	—	—	—	—	25,003,986
Issuance of common stock of Luoxis for cash net of offering costs of $985,274 (Note 2) (unaudited)	—	—	—	—	—	3,340,937	—	—	—	639,353	3,980,290
Issuance of common stock of Luoxis in exchange for patents (Note 2) (unaudited)	—	—	—	—	—	42,510	—	—	—	7,490	50,000
Non-controlling interests on contributed assets (unaudited)	—	—	—	—	—	(10,739)	—	—	—	10,739	—
Options exercised, net (unaudited)	—	—	61,255	6	—	128,244	—	—	—	—	128,250
Warrants exercised, net (unaudited)	—	—	37,237	4	—	51,246	—	—	—	—	51,250
Stock-based compensation (unaudited)	—	—	—	—	—	2,222,643	—	—	—	—	2,222,643
Net loss (unaudited)	—	—	—	—	—	—	—	—	(16,668,328)	(327,184)	(16,995,512)

Balance - September 30, 2013 (unaudited)	—	$—	41,731,258	$4,173	$—	$94,553,973	$—	$(90,640)	$(56,438,925)	$330,398	$38,358,979

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	December 18, 2008 (Inception) through September 30, 2013
Cash flows from operating activities:
Net loss	$(16,995,512)	$(7,915,729)	$(56,514,094)
Depreciation and amortization	97,319	46,797	202,266
Common stock issued for services	88,050	40,000	1,990,700
Stock-based compensation	2,222,643	822,536	7,025,885
Derivative expense (income)	517,477	(132,687)	3,234,977
Unrealized loss on fair value of debt instruments	—	—	5,547,911
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) Decrease in prepaid expenses	13,711	(99,027)	(151,179)
Increase in related party payable	—	—	109,789
Increase (Decrease) in accounts payable	(34,247)	158,795	1,166,877
Increase (Decrease) in deferred revenue	(37,500)	(37,500)	393,750
Increase in accrued interest payable	—	—	16,948

Net cash used in operating activities	(14,128,059)	(7,116,815)	(36,976,170)

Cash flows used in investing activities:
Purchase of fixed assets	(283,814)	—	(368,519)
Purchase of patents	(330,000)	—	(330,000)
Deposits	—	—	(20,000)

Net cash used in investing activities	(613,814)	—	(718,519)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	—	2,593,000
Proceeds from sale of common stock	25,447,318	17,542,867	66,793,742
Costs related to sale of common stock	(297,768)	(1,559,395)	(4,654,910)
Proceeds from sale of Luoxis common stock (Note 2)	4,652,500	—	4,652,500
Costs related to sale of Luoxis common stock (Note 2)	(672,210)	—	(672,210)
Proceeds from common stock subscribed	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	1,115,020
Advances (to) from shareholders	—	36,883	(90,640)
Payment of liabilities assumed in asset purchase	—	—	(48,515)
Payment of related party notes	—	—	(100,000)
Increase in cash from acquisition	—	—	183

Net cash provided by financing activities	29,129,840	16,020,355	69,765,173

Net change in cash and cash equivalents	14,387,967	8,903,540	32,070,484
Cash and cash equivalents at beginning of period	17,682,517	11,362,325	—

Cash and cash equivalents at end of period	$32,070,484	$20,265,865	$32,070,484

Supplementary cash flow information:
Interest paid	$—	$—	$8,358
Income taxes paid	$—	$—	$82,500
Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$1,802,500
Issuance of Luoxis stock for patents (Note 2)	$50,000	$—	$50,000
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$—	$7,852,737
Conversion of debentures to common stock	$—	$—	$9,424,075
Warrant compensation from common stock offering costs	$—	$180,194	$1,068,858
Warrant compensation from Luoxis common stock offering costs (Note 2)	$313,064	$—	$313,064
Merger liability - shares exchanged for options	$—	$—	$574,000
Debenture warrant exercise fair value adjustment	$33,934	$—	$683,499

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Merger

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp., DMI BioSciences, Inc. (“BioSciences”) and Luoxis Diagnostics, Inc. (“Luoxis”), a 80.9% owned subsidiary – see Note 2. These unaudited consolidated financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2012, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2013 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended September 30, 2013 is unaudited.

We are a development stage biopharmaceutical company focused on primarily developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and diagnostic platform.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740)”. The amendment is designed to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for annual and interim periods beginning after December 15, 2013. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

Note 2 – Formation of Subsidiary

On January 24, 2013, Ampio formed a wholly-owned subsidiary, Luoxis, to focus on the development and commercialization of the Oxidation Reduction Potential (“ORP”) technology platform. The ORP technology indicates disease severity and progression across a wide range of critical and chronic illnesses.

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

As a result of the private placement closings, Ampio owns 80.9% of Luoxis. The consolidated financial statements include Luoxis since Ampio has a controlling financial interest and the third-party holdings (19.1%) are referred to as “non-controlling interests”. The Luoxis cash balance, included in the consolidated financial statements at September 30, 2013, totaled $2,603,479.

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

Note 4 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The related warrants and the components of warrant derivative liability as reflected in the balance sheet as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	51,215	$294,482	51,215	$116,635
Tranche 2 - October 22, 2010-October 29, 2010	—	—	—	—
Tranche 3 - November 12, 2010-November 29, 2010	61,176	434,159	66,434	195,813
Tranche 4 - December 13, 2010-December 29, 2010	9,051	52,161	13,686	33,913
Tranche 5 - January 20, 2011-January 31, 2011	29,344	87,511	29,344	38,410

	150,786	$868,313	160,679	$384,771

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

The following table summarizes the effects on Ampio’s unrealized loss associated with the warrants recorded at fair value by type of financing for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$88,442	$(64,288)	$177,847	$(42,451)
Tranche 2 - October 22, 2010-October 29, 2010	—	(8,483)	—	(5,278)
Tranche 3 - November 12, 2010-November 29, 2010	125,007	(100,357)	256,117	(63,028)
Tranche 4 - December 13, 2010-December 29, 2010	14,579	(16,995)	34,412	(10,505)
Tranche 5 - January 20, 2011-January 31, 2011	23,582	(18,811)	49,101	(11,425)

	$251,610	$(208,934)	$517,477	$(132,687)

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

The following table presents Ampio’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2013
LIABILITIES
Warrant derivative liabilities	—	—	$868,313	$868,313
December 31, 2012
LIABILITIES
Warrant derivative liabilities	—	—	$384,771	$384,771

The warrant derivative liability for the warrants associated with debt was valued using the binomial lattice-based valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability were as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	134.53%	148.60%
Equivalent term (years)	0.07 - 0.70	0.61 - 1.08
Risk-free interest rate	0.03%	0.16%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative and Hybrid Debt Instruments
Balance as of December 31, 2012	$(384,771)
Total realized and unrealized losses:
Included in earnings	(517,477)
Warrant exercises	33,935

Balance as of September 30, 2013	$(868,313)

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Due in Less than 1 Year	Due 1-3 Years	Due 3-5 Years	More than 5 Years
Clinical research and trial obligations	$5,576,143	$5,576,143	$—	$—	$—
Sponsored research agreement with related party	$263,750	$263,750	$—	$—	$—
Office lease	$92,604	$92,604	$—	$—	$—
Officers employment agreements	$1,181,354	$773,646	$407,708	$—	$—

	$7,113,851	$6,706,143	$407,708	$—	$—

Clinical Research and Trial Obligations

In connection with clinical trials for Ampion and Optina, both of which began in the first quarter of 2013, Ampio has remaining commitments of $352,798 on contracts related to the Ampion clinical trial and $5,171,182 on contracts related to the Optina clinical trial.

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

Leases

On May 20, 2011, Ampio entered into a 38 month non-cancellable operating lease for office space effective June 1, 2011. Commitments include the annual operating expense increase for 2013. Rent expense for the respective periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rent expense	$29,359	$27,399	$88,037	$78,195

Employment Agreements

As of September 30, 2013, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries. The employment agreements expired July 31, 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC (“TRLLC”) is excluded from the officers’ employment agreements commitment. On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or, Chief Scientific Officer, and Dr. Vaughan Clift, Chief Regulatory Affairs Officer, for one additional year, expiring July 31, 2014. In connection with this Amendment, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year.

Note 7 – Common Stock

Capital Stock

At September 30, 2013 and December 31, 2012, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

On September 30, 2011, Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 Ampio filed an amendment to identify potential selling stockholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At September 30, 2013, Ampio had $28.4 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

Registered Direct Placement

On September 30, 2013, Ampio closed on the sale of 4,600,319 shares of common stock at $5.50 per share, for a total of $25,301,754 of gross proceeds and $25,003,986 net proceeds after offering costs. The sale of the common stock was made pursuant to the Form S-3 Shelf Registration.

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

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Ampio has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk- free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the nine months ended September 30, 2013 using the following assumptions:

Expected volatility	70% - 89%
Risk free interest rate	0.40% - 1.40%
Expected term (years)	3.0 - 6.5
Dividend yield	0%

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2011	3,832,874	$2.75	7.31	$3,443,616
Granted	2,095,000	$2.97
Exercised	(715,476)	$(1.07)
Forfeited	(256,250)	$(4.04)
Expired	(33,333)	$(5.96)

Outstanding December 31, 2012	4,922,815	$2.25	8.36	$7,132,347
Granted	690,000	$5.52
Exercised	(64,169)	$3.79
Forfeited	(74,581)	$4.60

Outstanding September 30, 2013	5,474,065	$2.71	7.72	$8,038,668

Exercisable at September 30, 2013	4,165,176	$2.26	7.00	$4,339,091

Available for grant at September 30, 2013	1,651,808

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

Expected volatility	86%
Risk free interest rate	1.04% - 1.53%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Luoxis stock option activity is as follows:

	Number of Options	Exercise Price	Remaining Contractual Life	Aggregate Fair Value
Granted June 15, 2013	1,800,000	$1.00

Outstanding September 30, 2013	1,800,000	$1.00	9.72	$1,272,366

Exercisable at September 30, 2013	450,000	$1.00	9.72	$303,492

Available for grant at September 30, 2013	3,200,000

Stock-based compensation expense related to the fair value of stock options was included in the consolidated statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing method and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expenses
Stock options
Ampio	$554,001	$135,069	$932,372	$310,685
Luoxis	$51,584	$—	$254,079	$—
General and administrative expenses
Common stock issued for services	—	—	88,050	40,000
Stock options
Ampio	217,099	155,606	892,582	511,851
Luoxis	29,156	—	143,610	—

	$851,840	$290,675	$2,310,693	$862,536

Unrecognized expense at September 30, 2013
Ampio	$2,597,831
Luoxis	$874,678
Weighted average remaining years to vest
Ampio	1.63
Luoxis	2.71

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2011	677,008	$2.78	3.69
Warrants exercised - Debenture holders	(7,041)	$(1.75)
Warrants exercised - Private Placement	(54,058)	$(3.13)
Warrants issued in connection with Underwritten Offering	138,462	$4.06

Outstanding December 31, 2012	754,371	$3.00	3.01
Warrants exercised - Debenture holders	(9,893)	$(1.75)
Warrants exercised - Private/Registered Direct Placements	(57,344)	$(4.06)

Outstanding September 30, 2013	687,134	$2.93	2.16

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

In June 2013, Luoxis entered into an agreement with TRLLC, a related party controlled by Dr. David Bar-Or, a director and officer of Ampio. The agreement provides for Luoxis to pay $5,834 per month to TRLLC in consideration for services related to research and development of the Luoxis’ Oxidation Reduction Potential platform. In September 2013, Luoxis entered into an addendum to the agreement which provides for Luoxis to pay an additional $2,000 per month.

Immediately prior to the Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,183. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During the year ended December 31, 2011, one advance of $22,660 was repaid. During the three months ended March 31, 2012 an additional repayment of $36,883 was received.

Note 10 – Litigation

On August 30, 2013, Ampio was notified of a civil complaint filed against the Company and certain of its directors and executive officers as defendants. The Complaint alleges that the defendants breached a contract with the plaintiffs for consulting services the plaintiffs purportedly provided during two time periods: in November and December 2009 in connection with a proposed reverse merger transaction, and between 2010 and 2012. The reverse merger transaction identified by the plaintiffs, and which is alleged to be the basis for contract claims, was not consummated by the Company. The plaintiffs seek an unspecified amount of compensatory damages and other relief, including 1,130,000 shares of the Company’s common stock, and also assert claims for promissory estoppel, unjust enrichment and fraudulent inducement and concealment. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. We believe the likelihood of a loss contingency related to this matter is remote and, therefore, no provision for a loss contingency is required.

Note 11 – Subsequent Events

On October 4, 2013, Ampio amended the Employment Agreement of Michael Macaluso, Chief Executive Officer, to increase his annual salary from $195,000 to $300,000, effective October 1, 2013. As a result of Mr. Macaluso’s efforts and the fact that no placement agent was used in connection with the $25.3 million offering (See Note – 7 Common Stock, Registered Direct Placement), Mr. Macaluso was also awarded a one-time bonus of $150,000.

In preparing for the future manufacturing of Ampion, the Company, on October 10, 2013, entered into a Human Serum Albumin Ingredient Purchase and Sale Agreement (the Agreement) with a major, global manufacturer. The term of the Agreement commenced on October 10, 2013 and continues through December 31, 2018, with a 5 year extension option after 2 years. The total commitment over the period is $11,475,000.

In connection with the interim analysis of our Optina trials for diabetic macular edema and the fact that Optina was demonstrating a beneficial anatomic effect, we initiated an open label extension study for all patients who have completed the trial. Accordingly, on October 24, 2013, we increased our contract with our clinical research organization by $3.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceuticals, Inc.’s historical consolidated financial statements filed with this report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013.

Overview

Ampio maintains an Internet website at www.ampiopharma.com. Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

We are a development stage biopharmaceutical company focused on primarily developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and diagnostic platform.

Acquisition

On March 23, 2011, we acquired all of the outstanding stock of DMI BioSciences, Inc. (“BioSciences”) for 8,667,905 shares of our common stock (the “merger stock”). We acquired BioSciences in order to obtain all rights to Zertane, BioScience’s male sexual dysfunction drug for premature ejaculation (“PE”). The business combination occurred following the satisfaction or waiver of all conditions to closing. As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 BioSciences options that were “out-of-the-money” as of the date of execution of the merger agreement. On June 17, 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During 2011, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. On December 31, 2011 the remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders. All shares donated back, relinquished and escrow shares awarded to Ampio have been cancelled.

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

In September 2011, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission to register our common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The registration statement also registers for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. On October 13, 2011 we filed an amendment to identify potential selling shareholders and the number of shares they would be eligible to sell in the event of a future public offering. The shelf registration was declared effective on October 28, 2011 by the Securities and Exchange Commission. At September 30, 2013 Ampio had $28.4 million available for future public offerings along with 714,900 shares remaining for future sale by named selling shareholders.

In December 2011, we completed a registered direct offering of our common stock. A total of 2,220,255 shares were issued at a price of $4.25 per share resulting in gross proceeds of $9,436,084, of which we received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs. No warrants were issued.

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

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (“Luoxis”) to focus on the development and commercialization of our Oxidation Reduction Potential (“ORP”) technology platform. Luoxis was funded through a private placement which had a final closing on May 31, 2013 with $4,652,500 in gross proceeds. Net proceeds were $3,980,290 after placement agent and legal fees. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 80.9% of Luoxis.

In September 2013, we completed a registered direct placement offering for the sale of 4,600,319 shares of common stock at a price of $5.50 per share. Our net proceeds from this offering, after deducting our estimated offering expenses, was $25.0 million. We anticipate that we will use the net proceeds from this offering for working capital and for general corporate purposes, including continuation and completion of our Ampion and Optina clinical trials, potential submission of a BLA relating to Ampion and a NDA relating to Optina, acquisition of manufacturing equipment and related outfitting in connection with the leasing of a new manufacturing facility and the potential hiring of additional personnel to manufacture Ampion.

Product Update

We continue to execute our business plan and have moved forward on our main drug candidates and our device development.

Ampion for Osteoarthritis of the Knee

On August 14, 2013 and September 30, 2013, we announced results of the SPRING study of Ampion for the treatment of osteoarthritis of the knee. The SPRING study was a U.S. multicenter randomized (1:1:1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion in osteoarthritis of the knee patients. 329 patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion or corresponding saline control via intra-articular injection. The primary study objective was to evaluate the relative efficacy of Ampion 4 mL versus Ampion 10 mL. The primary endpoint was mean change in pain as measured on the WOMAC, a standardized scoring metric for pain, from baseline for Ampion compared to the same volume of saline. Secondary endpoints included evaluating safety and quality of life, as well as stiffness and function. Ampion dose cohorts experienced statistically significant reductions in pain compared to control. There were no significant differences between the efficacy of the two Ampion doses. Selection of the optimal dose for the Phase III pivotal trial will be decided in consultation with the FDA. A brief summary of the combined Ampion topline results is as follows:

•	Patients receiving Ampion achieved significantly greater reduction in pain (WOMAC A) from baseline to 12 weeks compared to saline vehicle control (p = 0.0038) and over the whole period of 12 weeks (p = 0.01)

•	Clinical efficacy defined as pain reduction was evident as early as four weeks after the injection (p = 0.025) and continued to show improvement through 12 weeks (p = 0.0038)

•	Patients receiving Ampion experienced, on average, a 42.3% reduction in pain from baseline

•	Kellgren-Lawrence IV patients receiving Ampion achieved significantly greater reduction in pain (WOMAC A) from baseline to 12 weeks compared to saline vehicle control (p = 0.017)

•	Patients receiving Ampion achieved significantly greater improvement in function (WOMAC C) from baseline to 12 weeks compared to saline vehicle control (p = 0.044)

•	Patients receiving Ampion also demonstrated significantly greater improvement in overall quality of life measures (Patient Global Assessment) from baseline to 12 weeks compared to saline vehicle control (p = 0.012)

•	Ampion was well tolerated with minimal adverse events (AEs) reported in the study. AEs were well balanced between Ampion and control groups. There were no drug-related serious adverse events (SAEs)

Subsequently, we released 20 week data from the 4 mL cohort of the SPRING trial including patients’ rated Kellgren-Lawrence grade 3 or grade 4 as determined at the time of initial screening. We excluded patients’ rated Kellgren-Lawrence grade 2 for this particular sub-population analyses in order to highlight results in patients with moderate to severe osteoarthritis of the knee. The SPRING trial extension to week 20 was not defined a priori, and therefore the 4 mL patient cohort included 97 patients in the extension study, 66% of which were Kellgren-Lawrence grade 3 or 4.

•	50% of patients receiving Ampion were considered responders at week 20 compared to 25% in the vehicle control group (p = 0.04). Patients were considered responders if they achieved 40% or greater improvement in pain (WOMAC A) and function (WOMAC C).

•	Patients receiving Ampion achieved significantly greater reduction in pain (WOMAC A) from baseline to 20 weeks compared to saline vehicle control (p = 0.02) and over the whole period of 20 weeks (p = 0.005)

•	Patients receiving Ampion achieved significantly greater improvement in function (WOMAC C) from baseline to 20 weeks compared to saline vehicle control (p = 0.05) and over the whole period of 20 weeks (p = 0.04)

On October 29, 2013, we presented and discussed the Ampion clinical data with the FDA in a Type B pre-BLA (Biologics License Application) meeting that was informative and constructive. The formal response from the FDA in regards to what activities will be required to complete the BLA process is typically received within 30 days of the pre-BLA meeting and we await their guidance.

On October 10, 2013, we entered into a Human Serum Albumin Ingredient Purchase and Sale Agreement (the Agreement) with a major, global manufacturer, which will provide a long term dedicated supply of human serum albumin (the “Product”). Under the Agreement, the Company has agreed to purchase a pre-determined quantity of the Product sufficient for Ampio to serve the osteoarthritis patient population currently undergoing treatment. The agreement sets minimum and maximum annual quantities that may be purchased but it enables Ampio to increase such maximum with notice, so Ampio should not be limited in its ability to treat additional patient populations where the anti-inflammatory capabilities of Ampion may show clinical benefit. The term of the Agreement commenced on October 10, 2013 and continues through December 31, 2018. The total commitment by the Company over the period is $11,475,000. The term of the Agreement may be extended 5 additional years at the completion of the second year by written agreement of both parties. The Agreement provides for early termination by advance written notice or for uncured breach as well as representations, warranties and indemnity obligations customary for agreements of this type.

Optina for Diabetic Macula Edema

On October 7, 2013, we received positive results from the interim analysis of Optina trial for diabetic macular edema. After review of the interim data from the ongoing study, it was determined that there was a treatment dosage that was demonstrating a potentially beneficial anatomic effect. Given that there were no significant safety concerns identified in the study to date, a recommendation to continue the trial was made. This allowed the immediate initiation of an open label extension study using the optimum dose of Optina for all patients who have completed the trial and wish to continue treatment for an additional 12 weeks.

ORP, Point-of-Care Diagnostic Device

On October 1, 2013 Luoxis Diagnostics announced results from a recently completed clinical study of patients with isolated traumatic brain injury (“iTBI”). This study demonstrated statistically significant correlations between Oxidation Reduction Potential (“ORP”) and the severity of injury among iTBI patients. ORP is measured using the company’s proprietary RedoxSYS™ diagnostic system, a point-of-care diagnostic system enabling rapid analysis of multiple markers of oxidative stress. Increases in plasma static Oxidation Reduction Potential (spot measurement, sORP) levels were consistently shown to closely correlate with increases in iTBI severity as measured by the Abbreviated Injury Score (p=0.02). The Company also announced the issuance of its third US patent (US patent number 8,512,548) for the RedoxSYS diagnostic system.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses totaling $56.2 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Although we have raised capital in the past and raised net proceeds of $29.0 million, $15.4 million and $19.4 million through the sale of common stock in 2013, 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

We expect to incur losses from operations for the foreseeable future. We expect to incur substantial research and development expenses, including expenses related to clinical trials and commercialization of Ampion and Optina. We also intend to limit the extent of these losses by entering into co-development, collaboration agreements or a sale with one or more strategic partners for our sexual dysfunction portfolio and the monetization of ORP either through a sale or an initial public offering of Luoxis. At this time, due to the risks inherent in the clinical trials and the stage of development of our product candidates, we are unable to estimate with any certainty the additional costs we will incur for the continued development of our product candidates for commercialization as clinical development timelines, probability of success, and development costs vary widely.

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

Our significant accounting policies and estimates are included in our 2012 Annual Report reported on Form 10-K, filed with the SEC on March 6, 2013. During the first nine months of 2013, there were no significant changes to our significant accounting policies and estimates.

Results of Operations – September 30, 2013 Compared to September 30, 2012

Results of operations for the three months ended September 30, 2013 (the “2013 quarter”) and the three months ended September 30, 2012 (the “2012 quarter”) reflected losses of approximately $6,194,000 and $2,584,000, respectively. These losses include non-cash income and charges related to derivative income/expense, stock-based compensation, common stock issued for services and depreciation and amortization in the amount of $1,142,000 in the 2013 quarter and $97,300 in the 2012 quarter.

Results of operations for the nine months ended September 30, 2013 (the “2013 period”) and the nine months ended September 30, 2012 (the “2012 period”) reflected losses of approximately $16,995,000 and $7,916,000, respectively. These losses include non-cash charges related to derivative expense/income, stock-based compensation, common stock issued for services and depreciation and amortization in the amount of $2,925,000 in the 2013 period and $777,000 in the 2012 period.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $37,500 license revenue recognized in the 2013 period and 2012 period represents the amortization of the upfront payment received on our license agreement. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over 10 years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Labor	$359,000	$387,000	$1,023,000	$1,120,000
Patent costs	384,000	416,000	1,358,000	1,092,000
Stock-based compensation	605,000	135,000	1,186,000	311,000
Clinical trials and sponsored research	3,400,000	1,159,000	8,970,000	2,357,000
Consultants	55,000	38,000	302,000	280,000

	$4,803,000	$2,135,000	$12,839,000	$5,160,000

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $2,668,000, or 125%, for the 2013 quarter compared to the 2012 quarter and $7,679,000, or 149%, for the 2013 period compared to the 2012 period. The increases are principally the result of clinical trials for Ampion and Optina, and the Luoxis development of its ORP platform. Stock-based compensation increased due to the incremental stock options awarded in both Ampio and Luoxis and the continuing vesting of awards granted in previous years.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Labor	$290,000	$172,000	$775,000	$1,083,000
Stock-based compensation	246,000	156,000	1,124,000	552,000
Professional fees	98,000	50,000	382,000	283,000
Occupancy, travel and other	466,000	245,000	1,261,000	838,000
Directors fees	52,000	55,000	142,000	185,000

	$1,152,000	$678,000	$3,684,000	$2,941,000

General and administrative costs increased $474,000, or 70%, for the 2013 quarter compared to the 2012 quarter. The increases are primarily due to increased professional staffing in Luoxis, stock option awards granted by Luoxis and continuing vesting of Ampio awards granted in previous years, and occupancy, travel and other. These other expenses also include insurance and investor relations.

For the 2013 period, general and administrative costs increased $743,000, or 25%, compared to the 2012 period primarily as a result of increases in stock-based compensation and occupancy, travel and other which were off-set by a reduction in labor due to a first quarter 2012 one-time payout to our former CEO pursuant to the terms of the employment agreement.

Derivative (expense) income

We recorded $251,610 of non-cash derivative expense in the 2013 quarter compared to $208,934 of non-cash derivative income in the 2012 quarter and $517,477 of non-cash derivative expense in the 2013 period compared to $132,687 of non-cash derivative income in the 2012 period in connection with our hybrid financial instruments consisting of debentures and related warrants. These amounts relate to the subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures.

Net Cash Used in Operating Activities

During the 2013 period, our operating activities used approximately $14.1 million in cash which was less than the net loss of $16.7 million primarily as a result of the non-cash stock based compensation and derivative expense.

In the 2012 period, the use of cash was $7.1 million and was approximately the same as the $7.9 million net loss principally as a result of non-cash stock-based compensation being off-set by changes in prepaid expense and accounts payable.

Net Cash Used in Investing Activities

During the 2013 period, cash was used to acquire ORP patents on behalf of Luoxis—See Note 2—Formation of Subsidiary. Fixed assets reflect purchases of a new server system, a lab scope, and a Luoxis ORP manufacturing device.

Net Cash from Financing Activities

Net cash provided by financing activities in the 2013 period of $29.1 million reflects proceeds from the registered direct placement of $25.0 million, Luoxis’ private financings of $4.0 million and $0.1 million from the exercise of stock options and warrants.

In the 2012 period, net cash provided by financing activities was $16 million. During the period, Ampio completed an underwritten public offering, with net proceeds of $15.4 million, exercise of stock options and warrants of $630,000 and repayment of $37,000 related to stockholder advances made in 2010.

Liquidity and Capital Resources

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of September 30, 2013, we had cash and cash equivalents totaling $32.1 million and $1.2 million in accounts payable, of which $2.6 million of the cash and cash equivalents and $0.2 million in payables related to Luoxis. Based upon our current expectations, we believe our capital resources at September 30, 2013 will be sufficient to fund our currently planned operations into the first quarter of 2015. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for Ampion and Optina. This could be necessary either assuming positive results of our ongoing clinical trials or if we face challenges or delays in connection with those trials. Additional funding will be required for the commercial launch of Ampion and Optina. We also may choose to seek additional capital to maintain minimum cash balances that we deem reasonable and prudent. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2013 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $550,000 and $600,000 per month. As of September 30, 2013 additional funds in the amount of approximately $5.6 million are planned for regulatory approvals and completion of clinical trials in 2013. The cash we raised in September 2013 will be used for working capital and general corporate purposes including continuation and completion of our Ampion and Optina clinical trials, potential submission of a BLA relating to Ampion and a NDA relating to Optina, acquisition of manufacturing equipment, leasing of a new manufacturing facility and the potential hiring of manufacturing personnel. As additional funding is required, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. In recent years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

On August 30, 2013, Ampio became aware of a civil complaint filed in the District Court for Arapahoe County, Colorado on or about August 28, 2013 (the “Complaint”). The Complaint names the Company and certain of its directors and executive officers as defendants. The Complaint alleges that the defendants breached a contract with the plaintiffs for consulting services the plaintiffs purportedly provided during two time periods: in November and December 2009 in connection with a proposed reverse merger transaction, and between 2010 and 2012. The reverse merger transaction identified by the plaintiffs and which is alleged to be the basis for contract claims was not consummated by the Company. The plaintiffs seek an unspecified amount of compensatory damages and other relief, including 1,130,000 share of the Company common stock, and also assert claims for promissory estoppel, unjust enrichment and fraudulent inducement and concealment. The Company believes these claims are without merit and intends to defend this lawsuit vigorously.

The Company is currently not party to any other material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2013. However, the Company will continue to require additional capital, the receipt of which is not assured. Also, the Company currently plans to design, develop, and create its own manufacturing facility which would manufacture Ampion for registration, batching and future clinical supply as well as commercial supply. If we experience delays or difficulties in this effort, the Company’s clinical trials may be impacted, its development and commercialization efforts may be impeded and its costs may increase.

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
Date: November 8, 2013

By:	/s/ Mark D. McGregor
Mark D. McGregor
Chief Financial Officer
Date: November 8, 2013