Form 10-K
period 2013-12-31
Ampio Pharmaceuticals, Inc.
filed 2014-02-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2013 was $161,591,937.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2014, 42,134,332 shares of common stock were outstanding.

This Report on Form 10-K refers to trademarks, such as Optina, Ampion, Zertane and Luoxis, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

Forward Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, the potential future commercialization of our product candidates, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

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

Ampio Pharmaceuticals, Inc. is a development stage biopharmaceutical company focused primarily on the development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. Ampio’s two lead product candidates in development are Ampion for osteoarthritis of the knee and Optina for diabetic macular edema.

Our product portfolio is primarily based on the work of Dr. David Bar-Or, the Director of Trauma Research LLC for both the Swedish Medical Center located in Englewood, CO and St. Anthony Hospital located in Lakewood, CO. For over two decades, while directing these two trauma research laboratories, Dr. Bar-Or and his staff have built a robust portfolio of product candidates focusing on inflammatory conditions. Ampio’s initial clinical programs were selected from Dr. Bar-Or’s research based on certain criteria, particularly the ability to advance the candidates rapidly into late-stage clinical trials. The benchmarks used to build our pipeline were products with: (i) potential indications to address large underserved markets; (ii) strong intellectual property protection and the potential for market and data exclusivity; and (iii) a well-defined regulatory path to marketing approval.

We are primarily developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability.

We are also a majority shareholder in Luoxis, an in-vitro diagnostics company, and the sole shareholder of Vyrix Pharmaceuticals, a specialty pharmaceutical company. Luoxis’ novel diagnostic platform measures human Oxidation-Reduction Potential (ORP). Vyrix’s therapeutic concentration is in men’s health. We formed the subsidiaries to advance these proprietary technologies forward and provide a separate financing platform to fund development and commercialization and/or sale of these products.

Corporate History

Our predecessor, DMI Life Sciences, Inc. (“Life Sciences”), was formed by Michael Macaluso, our chief executive officer and chairman of our Board of Directors, and incorporated in Delaware in December 2008. Life Sciences did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications, business products and tangible property) from DMI BioSciences, Inc. (“BioSciences”), a scientific discovery, privately-held Colorado corporation formed in May 1990 by Dr. David Bar-Or. Life Sciences issued 3,500,000 shares of our common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased from BioSciences. In March 2010, Life Sciences merged with a subsidiary of Chay Enterprises, Inc. (“Chay”), a publicly-traded company incorporated in Colorado. Simultaneous with the merger, we changed our name to Ampio Pharmaceuticals, Inc. (“Ampio”), and reincorporated in Delaware. As a result of the Chay merger, we became a publicly-traded company and the outstanding Series A preferred stock of Life Sciences was converted into Life Sciences common stock, in accordance with Life Sciences amended and restated certificate of incorporation. For accounting and financial reporting purposes, Life Sciences was considered the acquirer and the Chay merger was treated as a reverse merger. All financial information presented in this Form 10-K for periods prior to the Chay merger reflects only that of Life Sciences, and does not reflect the pre-merger Chay assets, liabilities, or operating results. In addition, all share, per share and related Life Sciences information has been adjusted to take into account the Chay merger.

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

Our Product Pipeline

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is a sub 5000 molecular weight fraction of commercial human serum albumin (“HSA”). The primary constituent ingredient is aspartyl-alanyl diketopiperazine (“DA-DKP”) an endogenous immunomodulatory molecule derived from the N-terminus of HSA. Based on Ampio’s published in-vitro findings, DA-DKP appears to play a significant role in the homeostasis of inflammation. DA-DKP is believed to reduce inflammation by suppressing pro-inflammatory cytokine production in T-cells. Ampion also contains other known small molecules that confer anti-inflammatory effects to complement the activity of DA-DKP and derive in-vitro and in-vivo effects. We believe the non-steroidal, low molecular weight, anti-inflammatory biologic has the potential to be used in a wide variety of acute and chronic inflammatory conditions as well as immune-mediated diseases. Ampio is currently developing Ampion as an intra-articular injection to treat osteoarthritis of the knee.

Ampion is manufactured as the low molecular weight filtration product of commercial human serum albumin containing DA-DKP, N-acetyltryptophan, caprylate, and other small molecules either contained in HSA or added to HSA during the processing and production of commercial HSA products. DA-DKP, the primary constituent ingredient contained in Ampion, is a locally generated molecule formed as a physiological result of the cleavage and cyclization of the N-terminal aspartic acid and alanine residues of human albumin. The molecule was originally discovered in the blood and cerebrospinal fluid of patients several days after suffering severe closed head injuries. A high concentration of DA-DKP has also been detected in biofilms found on endotracheal tubes recovered from intubated patients and on implanted orthopedic plates and screws. Together these findings suggest a mechanism by which DA-DKP contributes to the ability to reduce the body’s inflammatory response following insult or injury.

DA-DKP is believed to reduce inflammation through the activation of Ras-related protein 1 (“Rap1”). Rap1 interrupts the kinase cascade by regulating the amount of rapidly accelerated fibrosarcoma (“Raf”) kinases available for interaction with Ras, inhibiting antigen-specific Ras activation. This decrease disrupts the mitogen-activation protein kinase (“MAPK”) cascade and results in decreased immunoinflammatory cytokine gene transcription. The clinical results which are detailed below also suggest an effect other than anti-inflammatory properties are at work and imply more prolonged healing-like effects.

Market Opportunity

Osteoarthritis is the most common form of arthritis, affecting over 27 million people in the United States. It is a progressive disorder of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. The incidence of developing osteoarthritis of the knee or hip over a lifetime is approximately 45% and 25%, respectively. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of subchondral bone. The global osteoarthritis therapeutics market continues to expand and is expected to exceed $7 billion by 2015 and the global demand for osteoarthritis of the knee treatment is expected to be fueled by favorable demographics and increasing awareness of treatment options. Despite the size and growth of the osteoarthritis of the knee market, few adequate treatment options currently exist.

Inflammation of the synovium interrupts the natural chondrocyte metabolism, which is responsible for the production and maintenance of the components of cartilage’s extracellular matrix. Osteoarthritic synovial fluid activates pro-inflammatory cytokines in active chondrocytes through autocrine and paracrine mechanisms. The cytokines, such as tumor necrosis factor-a (“TNF-a”), interleukin-17 (“IL-17”), and interleukin-18 (“IL-18”), stimulate the synthesis of matrix metalloproteinase (MMPs) whose enzymatic activity leads to the digestion of cartilage.

Competition

The currently available treatments for osteoarthritis of the knee include oral non-steroidal anti-inflammatory agents, opioids, pain patches, intra-articular (“IA”) corticosteroids, and IA hyaluronic acid (“HA”) injections. Despite wide availability and years of clinical use, none of these agents are recommended for use as evidenced by the most recently published knee osteoarthritis clinical practice guidelines. In May 2013, the American Academy of Orthopedic Surgeons (“AAOS”) issued their second edition of clinical practice guidelines for the treatment of osteoarthritis of the knee. The AAOS was unable to recommend for or against the use of intra-articular corticosteroid injections as studies designed to indicate efficacy are inconclusive. Further, the AAOS was also unable to recommend for or against the use of acetaminophen, opioids, or pain patches as the efficacy studies in this area are also inconclusive. Most importantly, the AAOS does not recommend (with a strong ‘strength of recommendation’) the use of hyaluronic acid injections as, in the association’s assessment, the clinical evidence does not support their use. This latest clinical practice guideline underscores a pervasive unmet need in the treatment of osteoarthritis of the knee given few accepted and available treatments. We believe Ampion is a novel treatment option that, if approved, would be the first non-steroidal, non-hyaluronic-based intra-articular treatment available for the treatment of osteoarthritis of the knee.

Phase I Clinical Trial Results

In October 2011, we announced results from the first part of our Ampion-in-Knee (“AIK”) study of Ampion in the treatment of osteoarthritis of the knee. We conducted our Phase I trial in Australia because the biologics legislation governing the Australian Therapeutic Goods Administration (“TGA”) allowed us to move Ampion directly into human clinical trials as the TGA recognized that HSA has an already established safety profile in humans by virtue of its longstanding commercial use. The AIK trial was conducted in patients diagnosed with moderately-severe to severe osteoarthritis of the knee. 60 patients were enrolled in a 3 arm randomized double-blind trial designed to establish tolerability and efficacy of Ampion. In the three arms of the trial, patients were injected in the knee with either: (i) steroid, lidocaine, and saline; (ii) steroid, lidocaine, and Ampion, or; (iii) steroid, saline, and Ampion. There were very few moderate to severe adverse events with those subjects receiving the standard of care (Lidocaine/Steroids, 3 patients or 15%) and even fewer in either arm receiving Ampion in addition to steroids (2 patients or 10%). Overall, there were 4 treatment-related adverse events reported, but no moderate to severe treatment-related adverse events were reported. Upon establishing Ampion was safe for human use, these favorable results allowed us to proceed to the second part of the Phase I trial evaluating Ampion as a monotherapy against saline.

In April 2012, we announced results from the second part of our AIK study of Ampion for the treatment of osteoarthritis of the knee. The second part of the AIK study was a 30 patient randomized (1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion 4mL in osteoarthritis of the knee patients. The 30 patients represented the efficacy evaluable population who did not receive a betamethasone injection as rescue medication of the intent-to-treat population of 43 patients. The primary endpoint was mean change in pain from baseline for Ampion compared to saline at 84 days following a single intra-articular injection into the knee measured on the pain scale known as the Numerical Rating Scale (“NRS”). Secondary endpoints included evaluating the safety as well as responder rate, defined as a 2 point reduction in pain on the NRS. A brief summary of the combined Ampion topline results is as follows:

•	Patients receiving Ampion achieved a significantly greater reduction in pain from baseline at 12 weeks compared to saline vehicle control (1.76; p=0.04).

•	Patients receiving Ampion achieved a greater responder rate, defined as a 2 point shift on the NRS, from baseline to 12 weeks compared to saline vehicle control (63% vs. 33%; p=0.10).

•	Patients receiving Ampion achieved a statistically significant -2.22 reduction in pain from baseline (p<0.05) to 12 weeks compared to saline vehicle control (-0.46; p=0.34).

Clinical Development Pathway

Upon conclusion of the AIK trial which yielded the positive results summarized above, we presented a package containing both pre-clinical and clinical data to the blood products division of the Center for Biologics Evaluation and Research (“CBER”) of the FDA. The original guidance toward an Ampion Biologics License Application (“BLA”) filing included instruction to conduct customary toxicology work inclusive of animal studies prior to progressing into U.S. human trials. However, following the FDA’s recognition of the established safety profile and standardization of production of HSA, the FDA allowed us to progress directly into U.S. human clinical trials. The FDA initially indicated that we should design and conduct two well-controlled trials with a 12 week primary endpoint measured on the Western Ontario and McMaster Universities Arthritis Index (“WOMAC”) pain subscale (“WOMAC A”). If we wished to request a chronic use label for Ampion, we would need to expose 1,500 patients to Ampion, including exposure of 300-600 patients for at least six months and 100 patients for at least one year, according to the FDA’s ICH-E1A guidance.

In February 2013, in response to our Investigational New Drug (“IND”) application and two submissions describing two concurrent Phase III study protocols enrolling in excess of 1,600 patients, the FDA did not object to two sequential well-conducted trials in support of a license application. Under such a development program the first trial would be a dose ranging trial, and the dose ranging trial objectives would be twofold: compare two volumes for efficacy and safety and demonstrate statistical power. We referred to the dose ranging trial as our SPRING study.

Dose Ranging SPRING Pivotal Trial Results

On August 14, 2013, we announced results of the SPRING study of Ampion for the treatment of osteoarthritis of the knee. The SPRING study was a U.S. multicenter randomized (1:1:1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion in osteoarthritis of the knee patients. 329 patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion or corresponding saline control via intra-articular injection. The primary study objective was to evaluate the relative efficacy of Ampion 4 mL versus Ampion 10 mL. The primary endpoint was mean change in pain as measured on the WOMAC A, from baseline for Ampion compared to the same volume of saline. Secondary endpoints included evaluating safety and disease severity, as well as stiffness and function. Both Ampion dose cohorts experienced statistically significant reductions in pain compared to control, and there were no significant differences between the efficacy of the two Ampion doses. A brief summary of the combined Ampion topline results is as follows:

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to saline vehicle control -0.25 (95% CI: -0.41 to -0.08, p = 0.004).

•	Patients receiving Ampion experienced, on average, a greater than 40% reduction in pain from baseline.

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, across 12 weeks compared to saline vehicle control (p = 0.01)

•	Patients receiving Ampion also achieved significantly greater improvement in function, (“WOMAC C”), from baseline to 12 weeks compared to saline vehicle control (p = 0.044).

•	Patients receiving Ampion also demonstrated significantly greater improvement in Patient Global Assessment (“PGA”) of disease severity from baseline to 12 weeks compared to saline vehicle control (p = 0.012).

•	Clinical efficacy defined as pain reduction was evident as early as four weeks after the injection (p = 0.025) and continued to show improvement through 12 weeks (p = 0.0038).

•	Severe patients, defined as Kellgren-Lawrence IV, receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to severe patients receiving saline vehicle control (p = 0.017)

•	Ampion was well tolerated with minimal adverse events (“AEs”) reported in the study. AEs were well balanced between Ampion and control groups. There were no drug-related serious adverse events (“SAEs”).

On February 4, 2014, we announced that an article reporting the results was published in PLOSE ONE, an international, open-access, online publication. The article entitled: “A Randomized Clinical Trial to Evaluate Two Doses of an Intra-Articular Injection of LMWF-5A in Adults with Pain Due to Osteoarthritis of the Knee” details the efficacy and safety outcomes of the use of Ampion in the SPRING study.

We decided to follow 97 patients who were administered either 4 mL Ampion or saline vehicle control for an additional 8 weeks past the original 12 week primary endpoint. At week twenty, 50% of patients in the Kellgren-Lawrence grades of 3 and 4 (severe osteoarthritis) had improvement of 40% or more in the WOMAC A pain scale compared to 25% in the vehicle control group (p=0.04). Patients were also classified as “responders” if they achieved 40% or greater improvement in pain, WOMAC A, and function, WOMAC C, at and over 20 weeks after a single intra-articular injection into the knee. In these same grade 3 & 4 patients, there was a statistically significant improvement in pain, WOMAC A, compared to the vehicle control both at week 20 (p=0.02) and over the whole period of 20 weeks (p=0.005). Also in these same grade 3 & 4 patients, there was a statistically significant improvement in function, WOMAC C, compared to vehicle control both at week 20 (p=0.05) and over the whole period of 20 weeks (p=0.04).

Ongoing STEP Pivotal Trial

On January 13, 2014, we announced the first patient injection in the Phase III final pivotal clinical trial of Ampion for the treatment of osteoarthritis of the knee. The Phase III STEP study has been designed to enroll 500 patients and the primary endpoint is reduction in pain for patients treated with Ampion compared to vehicle control at 12 weeks. STEP is a randomized, placebo-controlled, double-blind study in which patients with osteoarthritis knee pain will be randomized to receive either a 4 mL single injection of Ampion or saline control. The clinical effects of treatment on osteoarthritic pain will be evaluated during clinic visits at 6, 12, and 20 weeks using WOMAC Osteoarthritis Index and the PGA. Safety will be assessed by recording adverse events, concomitant medications, physical examination, vital signs and clinical laboratory tests. Topline results are anticipated in the third quarter of 2014.

Manufacturing Facility

On December 16, 2013, we announced a ten-year lease of a multi-purpose facility located in the Denver Metro Area. Renovation began in January 2014 and will provide commercial scale, FDA compliant, state-of-the-art, cGMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate all operations of the Company in a single facility. Ampio’s new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Once the manufacturing operation is approved by the FDA for commercial production, the facility is expected to have an annual production capacity of approximately ten million doses of Ampion. More than 50% of the raw material, HSA, required to meet this capacity has already been secured through a long-term, non-exclusive, supply agreement. We anticipate that the new facility will be fully operational by summer 2014.

Future Development

We also intend to study Ampion for therapeutic applications outside of osteoarthritis of the knee. We expect to engage development partners to study Ampion in various conditions including: (i) acute and chronic inflammatory conditions; (ii) degenerative bone diseases; and (iii) respiratory and allergic disorders. Based on the continuing evaluation, we are also studying Ampion’s effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion clinical portfolio, and will enable clinical applications in large therapeutic markets where there are significant unmet needs. We expect that initial investigations into strategically attractive indications will be conducted on an investigator-sponsored basis.

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol that we are developing to treat diabetic macular edema (“DME”). Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell linkage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies.

Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate (“cAMP”) through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations such as Optina, danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shift the balance towards stress fiber formation and increase vascular permeability.

When organized into a cortical ring, filamentous actin (“f-actin”) increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

Market Opportunity

Type 1 and Type 2 diabetes mellitus affects 26 million people in the United States. One of the many symptoms of diabetes is the local and systemic inflammation of the microvascular system. Diabetic retinopathy is a complication of diabetes and is characterized by damage to the blood vessels of the retina and can either be proliferative or non-proliferative. Proliferative damage occurs when a reduction in oxygen levels in the retina due to impaired glucose metabolism causes fragile blood vessels to grow in the vitreous humor. Non-proliferative damage occurs when existing vessels experience poor endothelial cell linkage due to increased blood glucose levels and hypertension. Macular edema is the most common form of non-proliferative diabetic retinopathy. In diabetic macular edema, prolonged hyperglycemia compromises endothelial cell linkage leading to vascular permeability. The leakage of fluid, solutes, proteins and immune cells cause the macula to swell and thicken. This leads to damage of the central retinal tissue and can significantly impair sharp central vision. The prevalence of diabetes is 11.3% of the population above the age of 20, with an annual incidence of 1.9 million cases in the United States alone. In this population, the prevalence of diabetic macular edema is estimated at 30% of patients inflicted by the disease for 20 years or more.

Competition

There are no orally administered treatments for DME currently available nor to our knowledge are any being tested in clinical trials. The current standard of care in the U.S. for the treatment of DME is laser photocoagulation. The first and only approved therapy in the U.S. is intravitreal ranibizumab-injections. Ranibizumab belongs to a therapeutic class inhibiting vascular endothelial growth factor (“anti-VEGF”). It is important to note, there is significant competition from off-label anti-VEGF treatment of DME from bevacizumab. Iluvien, fluocinolone acetonide micro-insert intravitreous implant, is available in six European countries, and is pending approval in the United States while its sponsor reportedly resolves manufacturing issues. Dexamethasone intravitr eal implant is available in the U.S. for macular edema following retinal vein occlusion and noninfectious uveitis and the product’s sponsor has submitted for U.S. and European approval in the treatment of DME. Aflibercept, another anti-VEGF antibody treatment, is also awaiting U.S. and European approval in the treatment of DME.

Phase II results

In 2012, we concluded our Phase II randomized, double-masked, placebo-controlled, dose-ranging study evaluating the efficacy and safety of Optina in subjects with diabetic macular edema at St. Michael’s Hospital in Toronto, Canada. The trial was randomized (1:1:1:1) and included 34 patients with moderate to severe diabetic macular edema (316-707 microns of central retinal thickness) which were treated orally with either one of three doses of Optina (5mg, 15mg, 45mg) twice a day (“BID”) or placebo for 12 weeks. The primary endpoint was mean central retinal thickness (“CRT”) measured by optical coherence tomography (“OCT”). Secondary endpoints included improvement in best corrected visual acuity (“BCVA”) and safety. On a pooled basis, Optina failed to demonstrate significant reduction in CRT versus placebo.

The trial was terminated early based on the review of the interim analysis data. No significant safety issues were identified, but the overall study design was complicated by the lipophilic nature of danazol. That lipophilic nature when combined with the critical nature of the blood level meant that the dose administered to all the patients needed to take Body Mass Index (“BMI”) into account. Patients who were randomly allocated to a dose not appropriate for their body mass did not contribute scientifically useful proof of efficacy or lack thereof. We, therefore, decided to terminate this study and initiate a redesigned study to evaluate the safety and efficacy of danazol dosing based on BMI.

However, recognizing danazol is very fat soluble, we subsequently stratified patients by BMI. These results produced a strong correlation between BMI and efficacy at the different doses of Optina. A brief summary of the topline results is as follows:

•	Patients stratified around a BMI of 35 receiving Optina 15 mg BID achieved significant reduction in CRT (96.24 microns; p=0.01).

•	Patients stratified around a BMI of 26 receiving Optina 5 mg BID achieved a trend toward significant reduction in CRT (166.08 microns; p=0.13).

•	47% of patients receiving Optina improved at least one BCVA category.

•	Two serious adverse events were identified, one unlikely related and one unrelated to Optina. There were three treatment related adverse events (“TRAEs”) all of which were considered possibly related to Optina.

Overall, patients receiving Optina achieved a reduction in CRT in a BMI dosage-adjusted manner at 12 weeks in the per-protocol population (n=23).

Clinical Trials in Support of a §505(b)(2) New Drug Application (“NDA”)

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a candidate product may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon FDA’s findings of safety and effectiveness for a previously approved product. In support of a §505(b)(2) application for Optina, we commenced enrollment in a 450 patient Phase IIb trial in February 2013. The U.S. multicenter dose ranging trial is designed to evaluate the safety and efficacy of oral Optina compared with placebo over 12 weeks in adult patients with DME. The active treatment duration of 12 weeks is the maximum time allowed to withdraw treatment in the ophthalmology community. Patients are randomized (1:1:1) to receive one of two oral doses of Optina, 0.5 mg per BMI and 1.0 mg per BMI per day, or placebo. The primary endpoint is improvement in best-corrected visual acuity in treated patients compared to a placebo. Secondary endpoints are (i) measurements of changes in central macular thickness in treated patients compared to a placebo and (ii) safety and tolerability of the two Optina doses. We have enrolled over 300 patients and expect enrollment to be completed in the first quarter of 2014. We anticipate releasing top-line results in the third quarter of 2014.

Additionally, patients from the active treatment arms of the trial will be followed for four weeks without treatment following the 12 week treatment period in order to study any regression of effect. All patients will also be given the option to enter into an open label extension of the trial. The open label study will evaluate patients’ improvement in BCVA over 12 weeks by administering the optimal dose of Optina. The optimal dose was determined by an interim analysis occurring at week 4 involving approximately 150 patients. We announced in October 2013 that an independent data review committee (“IDRC”) recommended the continuation of the study after an unmasked interim analysis which found that there was a treatment dosage demonstrating a potentially beneficial anatomic effect, and there were no significant safety concerns. Based on the favorable outcome of the interim analysis, Ampio initiated an open label extension study for those patients who have completed the trial and wish to remain on Optina and offer patients who received placebo in the primary study a chance to cross-over to undergo treatment with the active treatment.

Future Development

While we believe the data from a single clinical trial would support a NDA filing, we will assess the need for an additional trial in conjunction with the FDA upon the successful outcome of the trial in support of a §505(b)(2) NDA. The FDA has previously indicated that a Phase III trial may be necessary following the current trial. During this current trial, we are also gathering data on patients’ proteinuria levels. If Optina proves to be successful in inhibiting vascular permeability, we will assess the prospects of Optina for treatment of other diabetic angiopathies such as diabetic nephropathy.

NCE 001

Para-phenoxy-methylphenidate is a novel, small molecule methylphenidate derivative. Its basic mechanism of action is believed to be to increase methylation of the catalytic sub unit of Protein Phosphatase 2 A (“PP2A”), with activation of this phosphatase achieving an effect similar to kinase inhibitors. PP2A is known to be largely involved in inflammation, angiogenesis, and cell proliferation, and by decreasing phosphorylation, the intracellular phosphatase inhibits pro-carcinogenic cytokines and chemokines and cell signaling factors. Our pre-clinical research is focused on neuroblastoma, glioblastoma multiforme, renal cell carcinoma, and inflammatory breast cancer.

Subsidiaries

Luoxis Diagnostics, Inc.

Ampio owns 80.9% of Luoxis. Luoxis is an in-vitro diagnostics company focused on the development and global commercialization of RedoxSYS™. This novel, diagnostic platform is comprised of a first-in-class, point-of-care device and disposable, testing strips that together measure the presence of oxidative stress and antioxidant reserves. To our knowledge, RedoxSYS™ is the only in-vitro diagnostic platform that measures human Oxidation-Reduction Potential (“ORP”), an important, complete measure of oxidative stress that is implicated in both critical and chronic illnesses. As demonstrated over decades in multiple, peer-reviewed publications. ORP is an important marker in the assessment of patient morbidity across a wide range of diseases and conditions. There are numerous clinical applications for this oxidative stress marker for which there is no currently available diagnostic test.

Vyrix Pharmaceuticals, Inc.

Vyrix Pharmaceuticals was formed on November 18, 2013 and is 100% owned by Ampio. Vyrix is a specialty pharmaceutical focused on developing and commercializing late-stage prescription pharmaceuticals to improve men’s health and quality of life. The Company’s most advanced product is Zertane – an oral drug in late stage development as treatment for PE. PE is a condition that has major impact on the quality of life for millions of men and their sexual partners. Vyrix is also developing a combination product with Zertane and an erectile dysfunction product to address co-morid PE and erectile dysfunction (“ED”).

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

Pharmaceutical and biologic product development in the US typically involves the performance of satisfactory preclinical laboratory and animal studies under the FDA’s Good Laboratory Practices (“GLPs”) regulation, the development and demonstration of manufacturing processes which conform to FDA mandated current good manufacturing practices, or cGMP, a quality system regulating manufacturing, the submission and acceptance of an IND application which must become effective before human clinical trials may begin in the US, obtaining the approval of Institutional Review Boards (“IRBs”) at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought, and the submission to the FDA for review and approval of a NDA or BLA. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and efficacy. Results of these preclinical tests, together with manufacturing information (in compliance with GLP and cGMP), analytical data and the clinical trial protocol (detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated), must be submitted to the FDA as part of an IND, which must become effective before human clinical trials can begin.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. Preclinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. In addition to FDA review of an IND, each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee (“EC”). The IRB considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices (“GCP”) requirements. The FDA and/or IRB/EC may order the temporary, or permanent, discontinuation of a clinical trial or a specific clinical trial site to be halted at any time, or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

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

After completion of the required clinical testing, a NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $1.8 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $0.1 million per product and $0.5 million per establishment. These fees are typically increased annually.

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

Fast Track Designation

The FDA has developed “Fast Track” policies, which provide the potential for expedited review of a NDA. Fast Track status is potentially provided only for those new and novel therapies that are intended to treat persons with life-threatening and severely debilitating diseases where there is a defined unmet medical need, especially where no satisfactory alternative therapy exists or the new therapy is significantly superior to alternative therapies. During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. Fast Track status also provides the potential for a product candidate to have a “Priority Review.” A Priority Review allows for portions of the NDA to be submitted to the FDA for review prior to the completion of the entire application, which could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the NDA. Fast Track status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address and unmet medical need. For biologics, priority review is further limited only for therapies intended to treat a serious or life threatening disease.

Orphan Drug Designation

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

Breakthrough Designation

Breakthrough therapy designation is intended to expedite the development and review of drugs for serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement for at least one clinically significant endpoint compared to available therapy. A breakthrough therapy designation conveys all of the fast track program features, as well as more intensive FDA guidance on an efficient drug development program. The FDA also has an organizational commitment to involve senior management in such guidance.

Accelerated Approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients compared to existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit. In clinical trials, a surrogate endpoint is a measurement of laboratory tests or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the predictability of surrogate endpoints for clinical outcomes. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Foreign Regulatory Approval

Outside of the United States, our ability to market our product candidates will be contingent upon our receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval has been obtained. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those we will encounter in the FDA approval process. The requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from that required for FDA approval.

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

The Hatch-Waxman Act

In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Intellectual Property Summary

Ampion

As of December 31, 2013, the current Ampion patent portfolio consists of 44 issued patents and 42 pending applications worldwide. The portfolio primarily consists of three families filed in the United States and throughout the world. The first family includes four issued U.S. patents and one issued European Patent Office (“EPO”) patent validated in 19 countries with claims relating to methods of treating inflammatory disease and compositions of matter comprising diketopiperazine derivatives, including DA-DKP. This family also includes issued patents in Canada, China, Hong Kong, Japan and South Africa and two pending applications in the U.S. The standard 20-year expiration for patents in this family is in 2021.

The second family includes five issued U.S. patents with claims directed to methods of treating inflammation and T-cell mediated or inflammatory diseases with compositions of matter comprising DA-DKP. This family also includes issued patents in Australia, India, New Zealand, Singapore and South Africa and pending applications in the U.S., Australia, Canada, China, EPO, Israel, Japan, Korea and Hong Kong. The standard 20-year expiration for patents in this family is in 2024.

The third family includes one pending United States application and a Patent Cooperation Treaty (“PCT”) international application with claims directed to the use of DA-DKP for the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family is in 2032.

Optina

As of December 31, 2013, the Optina patent portfolio currently consists of 40 issued patents and 47 pending applications worldwide. The portfolio consists primarily of three patent families, the first and second of which include claims for the use of low doses of danazol to treat conditions associated with vascular hyperpermeability. These two families include one issued patent in each of the U.S., EPO (validated in 36 countries and Hong Kong) and Canada with claims relating to methods of treating macular edema with danazol. These families also include pending applications in Australia, Brazil, China, Eurasian Patent Organization, EPO, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, Hong Kong and South Africa and the United States. The standard 20-year expiration for patents in these families is in 2030. The third family is for the treatment of conditions associated with vascular hyperpermeability with low doses of danazol that correspond to the body fat content of the patient. The standard 20-year expiration for patents in this family is in 2033.

Luoxis

As of December 31, 2013, the current Luoxis patent portfolio consists of 32 issued patents and 31 pending applications worldwide. The portfolio primarily consists of four families filed in the United States and throughout the world. The first family includes two issued patents and six pending applications with claims directed to the measurement of the oxidation reduction potential (ORP) of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2028. The second family includes three pending United States applications and a PCT international application with claims directed to the measurement of the ORP capacity of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2033.

The third family includes four issued patents and 15 pending applications with claims directed to devices and methods for the measurement of ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2032. The fourth family includes one pending United States application and a PCT international application with claims directed to multiple layer gel test strip measurement devices and methods of making for use in measuring ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2033.

Vyrix Pharmaceuticals

As of December 31, 2013, the current Vyrix patent portfolio consists of 73 issued patents and 19 pending applications worldwide. The portfolio primarily consists of three families filed in the United States and throughout the world. The first family includes 29 issued patents for the use of tramadol to treat premature ejaculation. The standard 20-year expiration for patents in this family is in 2022. The other two families are for the use of a combination of tramadol and a phosphodiesterase inhibitor to treat comorbid premature ejaculation and erectile dysfunction and to treat sexual dysfunction side effects associated with administration of tramadol. These two families include issued patents in Europe, Canada, China, Mexico, New Zealand, and South Africa and pending applications in the United States, Australia, Brazil, China, India, Japan, Korea, and the Philippines. The standard 20-year expiration for patents in these families is in 2028.

Barriers of Entry – General

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

For the years ended December 31, 2013, 2012 and 2011, we recorded $18.3 million, $7.5 million, and $6.6 million, respectively, of research and development expenses. Research and development expenses represented 76%, 63.1%, and 59.6% of total operating expenses in the years ended December 31, 2013, 2012 and 2011, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Manufacturing

On December 16, 2013, we announced a ten-year lease of a multi-purpose facility located in the Denver Metro Area. Renovation began in January 2014 and will provide commercial scale, FDA compliant, state-of-the-art, GMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate all operations of the Company in a single facility. Ampio’s new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Once the manufacturing operation is approved by the FDA for commercial production, the facility will have an annual production capacity of approximately ten million doses of Ampion. More than 50% of the raw material, human serum albumin or HSA, required to meet this capacity has already been secured through a long-term, non-exclusive, supply agreement as previously announced. We anticipate that the new facility will be fully operational by summer 2014.

Our business strategy for Optina is to use cGMP compliant contract manufacturers for manufacture of clinical supplies as well as for commercial supplies if required by our commercialization plans, and to transfer manufacturing responsibility to our collaboration partners when possible.

Compliance with Environmental Laws

We believe we are in compliance with current material environmental protection requirements that apply to us or our business. Costs attributable to environmental compliance are not currently material.

Product Liability and Insurance

The development, manufacture and sale of pharmaceutical products involve inherent risks of adverse side effects or reactions that can cause bodily injury or even death. Product candidates we succeed in commercializing could adversely affect consumers even after obtaining regulatory approval and, if so, we could be required to withdraw a product from the market or be subject to administrative or other proceedings. As we are not now manufacturing, marketing or distributing pharmaceutical products or diagnostics, we have elected not to obtain product liability insurance at the current time. We obtain clinical trial liability coverage for human clinical trials, and will obtain appropriate product liability insurance coverage for products we manufacture and sell for human consumption. The amount, nature and pricing of such insurance coverage will likely vary due to a number of factors such as the product candidate’s clinical profile, efficacy and safety record, and other characteristics. We may not be able to obtain sufficient insurance coverage to address our exposure to product recall or liability actions, or the cost of that coverage may be such that we will be limited in the types or amount of coverage we can obtain. Any uninsured loss we suffer could materially and adversely affect our business and financial position.

Employees

As of February 14, 2014, we had 16 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

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

Risks Related to Our Business

We have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability.

We have experienced significant net losses since inception. As of December 31, 2013, we had an accumulated deficit of approximately $64 million. We expect our annual net losses to continue over the next several years as we advance our development programs and incur significant clinical development costs.

We have not received, and do not currently expect to receive, any revenues from the commercialization of our product candidates in the near term. In September 2011, we entered into a license, development and commercialization agreement with a major Korean pharmaceutical company with respect to Zertane in South Korea, which provided for a $500,000 upfront payment and future milestone payments that are contingent upon achievement of regulatory approvals and cumulative net sales targets. We may enter into additional licensing and collaboration arrangements, which may provide us with potential milestone payments and royalties and those arrangements, if obtained, will be our primary source of revenues for the coming years. We cannot be certain that any other licensing or collaboration arrangements will be concluded, or that the terms of those arrangements will result in our receiving material revenues. To obtain revenues from product candidates, we must succeed, either alone or with others, in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability.

If we do not secure collaborations with strategic partners to test, commercialize and manufacture product candidates, we may not be able to successfully develop products and generate meaningful revenues.

A key aspect of our current strategy is to selectively enter into collaborations with third parties to conduct clinical testing, as well as to commercialize and manufacture product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We currently have only one collaboration agreement in effect, which relates to Zertane in South Korea. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. The current economic environment may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize products using our product candidates or technologies. Collaborations involving our product candidates pose a number of risks, including the following:

•	collaborators may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;

•	collaborators may believe our intellectual property or the product candidate infringes on the intellectual property rights of others;

•	collaborators may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;

•	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;

•	collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

•	collaborators may delay the development or commercialization of our product candidates in favor of developing or commercializing another party’s product candidate; or

•	collaborators may decide to terminate or not to renew the collaboration for these or other reasons.

Thus, collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. For example, our former collaborator that licensed Zertane conducted clinical trials which we believe demonstrated efficacy in treating PE, but the collaborator undertook a merger that we believe altered its strategic focus and thereafter terminated the collaboration agreement. The merger also created a potential conflict with a principal customer of the acquired company, which sells a product to treat PE in certain European markets.

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

We will need substantial additional capital to fund our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs and commercialization efforts.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and preclinical development efforts for and seek marketing approval for, our product candidates. We will require additional capital to fund our operations, including to:

•	continue to fund clinical trials of Ampion and Optina;

•	prepare for and apply for regulatory approval for our product candidates;

•	further develop and assess the clinical utility of the oxidation reduction potential (ORP) diagnostic device, or the ORP device;

•	develop additional product candidates;

•	conduct additional clinical research and development;

•	pursue existing and new claims covered by intellectual property we own or license; and

•	sustain our corporate overhead requirements, and hire and retain necessary personnel.

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

Ampion, Optina and our ORP Device are currently undergoing, or are expected to undergo, clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

Pre-clinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. It may take several years to complete the pre-clinical testing and clinical development necessary to commercialize a drug or biologic, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced.

Our product development programs are at various stages of development. We continue to work toward completion and analysis of clinical trials for our two primary products: Ampion and Optina, as well as for the ORP device. An unfavorable outcome in one or more trials for Ampion, Optina or the ORP Device would be a major set-back for the development programs for these product candidates and for us. Due to our limited financial resources, an unfavorable outcome in one or more of these trials may require us to delay, reduce the scope of, or eliminate one of these product development programs, which could have a material adverse effect on our business and financial condition and on the value of our common stock.

In connection with clinical testing and trials, we face a number of risks, including:

•	a product candidate is ineffective, inferior to existing approved medicines, unacceptably toxic, or has unacceptable side effects;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier testing or trials; and

•	the results may not meet the level of statistical significance required by the U.S. Food and Drug Administration, or FDA, or other regulatory agencies to establish the safety and efficacy of our product candidates.

The results of pre-clinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates developed by pharmaceutical companies have shown promising results in early pre-clinical or clinical studies, but have subsequently suffered significant setbacks or failed in later clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates.

If we do not successfully complete pre-clinical and clinical development, we will be unable to market and sell products derived from our product candidates and generate revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before an NDA or BLA may be submitted to the FDA. Although there are a large number of drugs and biologics in development in the U.S. and other countries, only a small percentage result in the submission of an NDA or BLA to the FDA, even fewer are approved for commercialization, and only a small number achieve widespread physician and consumer acceptance following regulatory approval. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business and financial condition will be materially harmed.

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay or prevent our ability to generate revenues.

Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. We currently expect clinical trials of our product candidates could take from six to 24 months to complete, but the completion of trials for our product candidates may be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	manufacturing sufficient quantities of a product candidate;

•	obtaining approval of an IND from the FDA;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site;

•	determining dosing and making related adjustments; and

•	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

The commencement and completion of clinical studies for our product candidates may be delayed, suspended or terminated due to a number of factors, including:

•	lack of effectiveness of product candidates during clinical studies;

•	adverse events, safety issues or side effects relating to the product candidates or their formulation;

•	inability to raise additional capital in sufficient amounts to continue clinical trials or development programs, which are very expensive;

•	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;

•	our inability to enter into collaborations relating to the development and commercialization of our product candidates;

•	failure by us or our collaborators to conduct clinical trials in accordance with regulatory requirements;

•	our inability or the inability of our collaborators to manufacture or obtain from third parties materials sufficient for use in pre-clinical and clinical studies;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including mandated changes in the scope or design of clinical trials or requests for supplemental information with respect to clinical trial results;

•	failure of our collaborators to advance our product candidates through clinical development;

•	delays in patient enrollment, variability in the number and types of patients available for clinical studies, and lower than anticipated retention rates for patients in clinical trials;

•	difficulty in patient monitoring and data collection due to failure of patients to maintain contact after treatment;

•	a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster; and

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delay, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed. We cannot be certain we will successfully complete the Phase III Ampion and §505(b)(2) Optina trials within any specific time period, if at all.

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

The FDA must approve any new medicine before it can be commercialized, marketed, promoted or sold in the United States. We must provide the FDA with data from pre-clinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We will not obtain approval for a product candidate unless and until the FDA approves a NDA for a drug and a BLA for a biologic. The processes by which regulatory approvals are obtained from the FDA to market and sell a new or repositioned product are complex, require a number of years and involve the expenditure of substantial resources. We cannot assure you that any of our product candidates will receive FDA approval in the future, and the time for receipt of any such approval is currently incapable of estimation.

We or our collaborators intend to seek FDA approval for most of our product candidates using an expedited process established by the FDA. If we, or our collaborators, are unable to secure clearances to use expedited development pathways from the FDA for certain of our drug product candidates, we, or they, may be required to conduct additional pre-clinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals and of any product revenues.

Assuming successful completion of clinical trials, we expect to submit NDAs to the FDA at various times in the future under §505(b)(2) of the Food, Drug and Cosmetic Act, as amended, or the FDCA. NDAs submitted under this section are eligible to receive FDA approval by relying in part on the FDA’s findings of safety and efficacy for a previously approved drug. We are currently pursuing in our clinical trials a §505(b)(2) pathway for Optina and may also do so for other product candidates. The FDA’s 1999 guidance on §505(b)(2) applications states that new indications for a previously approved drug, a new combination product, a modified active ingredient, or changes in dosage form, strength, formulation, and route of administration of a previously approved product are encompassed within the §505(b)(2) NDA process. Relying on §505(b)(2) is advantageous because we or our collaborators may not be required (i) to perform the full range of safety and efficacy trials that is otherwise required to secure approval of a new drug, and (ii) obtain a “right of reference” from the applicant that obtained approval of the previously approved drug. However, a §505(b)(2) application must support the proposed change of the previously approved drug by including necessary and adequate information, as determined by the FDA, and the FDA may still require us to perform a full range of safety and efficacy trials.

If one of our product candidates achieves clinical trial objectives, we must prepare and submit to the FDA a comprehensive NDA or BLA application. Review of the application may lead the FDA to request more information or require us to perform additional clinical trials, thus adding to product development costs and delaying any marketing approval from the FDA. Additionally, time to review may vary significantly based on the disease to be treated, availability of alternate treatments, severity of the disease, and the risk/benefit profile of the proposed product. Even if one of our products receives FDA marketing approval, we could be required to conduct post-marketing Phase IV studies and surveillance to monitor for adverse effects. If we experience delays in NDA application processing, requests for additional information or further clinical trials, or are required to conduct post-marketing studies or surveillance, our product development costs could increase substantially, and our ability to generate revenues from a product candidate could be postponed, perhaps indefinitely. The resulting negative impact on our operating results and financial condition may cause the value of our common stock to decline, and you may lose all or a part of your investment.

The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we or our collaborators seek marketing approvals for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit a European marketing authorization application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and can involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval. Obtaining regulatory approvals from health authorities in countries outside the U.S. is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country, and approval by foreign health authorities does not ensure marketing approval by the FDA.

Even if we, or our collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Even if we receive regulatory approval for a product candidate, this approval may carry conditions that limit the market for the product or put the product at a competitive disadvantage relative to alternative therapies. For instance, a regulatory approval may limit the indicated uses for which we can market a product or the patient population that may utilize the product, or may be required to carry a warning in its labeling and on its packaging. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market any product candidate effectively.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, our contract manufacturers, our collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

Any of our product candidates for which we, or our collaborators, obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such products, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the FDA requirement to implement a Risk Evaluation and Mitigation Strategy (REMS) to ensure that the benefits of a drug or biological product outweigh its risks.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA, the Public Health Service Act (PHSA), and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Our success is dependent in large part upon the continued services of our Chief Scientific Officer, Dr. David Bar-Or. We have an employment agreement with Dr. Bar-Or and a research agreement with Trauma Research LLC, an entity owned by Dr. Bar-Or that conducts research and development activities on our behalf. These agreements are terminable on short notice for cause by us or Dr. Bar-Or and may also be terminated without cause under certain circumstances. We do not maintain key-man life insurance on Dr. Bar-Or, although we may elect to obtain such coverage in the future. If we lost the services of Dr. Bar-Or for any reason, our clinical testing and other product development activities may experience significant delays, and our ability to develop and commercialize new product candidates may be diminished.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize, pharmaceutical products.

The development of pharmaceutical products is capital-intensive. At December 31, 2013, we had cash and cash equivalents of approximately $26.3 million. Based upon our current plans, it may be necessary to raise additional capital within the next 12 months. We have not received, and without any form of additional capital financing or revenues do not expect to receive for several years, any revenues from the commercialization of our product candidates. In July 2012 and in September 2013, we obtained a total of approximately $15.4 million and $25.0 million, respectively, in net proceeds from the sale of our common stock in an underwritten public offering and a registered direct offering, respectively. We anticipate we will require significant additional financing to continue to fund our operations beyond the next 12 months. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	progress in, and the costs of, our pre-clinical studies and clinical trials and other research and development programs;

•	the scope, prioritization and number of our research and development programs;

•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;

•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•	the costs of securing manufacturing arrangements for commercial production; and

•	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our product candidates.

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

Although we design and manage our current pre-clinical studies, we do not have the in-house capability to conduct clinical trials for our product candidates. We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and other aspects of our clinical trials. We rely primarily on Trauma Research LLC, a related party, to conduct pre-clinical studies and provide assessments of clinical observations.

Our pre-clinical activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

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

Our core business strategy is to maintain a strong foundation in basic scientific research and combine that foundation with our clinical development capabilities. To date, we have contracted original equipment manufacturers (“OEMs”) to produce the biologic for our Ampion clinical trials and the drug candidate for our Optina clinical trials. Our long-term objective is to build a successful, integrated biopharmaceutical company that provides patients and medical professionals with new and better options for preventing and treating human diseases. However, developing and commercializing new medicines entails significant risks and expenses. We have no manufacturing facilities and have no experience in the manufacturing of drugs or in designing drug-manufacturing processes. We currently obtain the HSA need to produce Ampion for our clinical trials from two manufacturers in the United States. Our clinical trials may be delayed if one or both manufacturers are unable to assure a sufficient quantity of the drug product to meet our study needs. We plan to design, develop and scale up a manufacturing facility in Denver, Colorado where we would manufacture Ampion for registration, batching and commercial supply, as well as future clinical supplies. If we experience delays or difficulties in this effort, our clinical trials may be impacted, our commercialization efforts may be impeded, or our costs may increase. We obtain the active pharmaceutical ingredient (“API”) for Optina from an Indian company, which is one of only four suppliers of the API in the world. Our clinical trials and ultimately FDA approval may be delayed if we are unable to obtain a sufficient quantity of the drug product on a timely basis or if we need to establish an alternative source of supply for the API.

Once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Any manufacturers with which we contract HSA for Ampion or danazol for Optina supplies are required to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the launch of products based on our product candidates into the market. Failure by third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, revocation or suspension of marketing approval for any products granted pre-market approvals, seizures or recalls of products, operating restrictions, and criminal prosecutions.

Our transactions with related parties may not benefit us and may harm us.

We are party to a sponsored research agreement with Trauma Research LLC, a related party controlled by our director and Chief Scientific Officer, Dr. Bar-Or. We rely primarily on Trauma Research LLC to conduct pre-clinical studies and provide assessments of clinical observations. In addition, Luoxis is party to an agreement with Trauma Research LLC, under which Luoxis pays Trauma Research LLC for services related to research and development of Luoxis’ Oxidation-Reduction Potential platform.

We believe that we have conducted our related-party transactions on an arm’s-length basis and on terms comparable to, or more favorable to us than, similar transactions we would enter into with independent third parties. However, we cannot assure you that all our future transactions with related parties will be beneficial to us.

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

Many of our potential competitors have substantially greater financial, technical, personnel and marketing resources than we do. In addition, many of these competitors have significantly greater resources devoted to product development and pre-clinical research. Our ability to compete successfully will depend largely on our ability to:

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

Product liability and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our product candidates.

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

We may be subject to legal or administrative proceedings and litigation other than product liability lawsuits which may be costly to defend and could materially harm our business, financial conditions and operations.

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product or other legal or administrative liability claims could prevent or inhibit the commercial production and sale of any of our product candidates that receive regulatory approval, which could adversely affect our business. Product liability claims could also harm our reputation, which may adversely affect our collaborators’ ability to commercialize our products successfully.

If any of our product candidates are commercialized, this does not assure acceptance by physicians, patients, third party payors, or the medical community in general. Even if we, or our collaborators, are able to commercialize our product candidates, the products may become subject to unfavorable pricing regulations, third party payor reimbursement practices or healthcare reform initiatives that could harm our business.

The commercial success of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third party payors. If reimbursement is not available, or is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. We cannot be sure that any of our product candidates, if and when approved for marketing, will be accepted by these parties. Even if the medical community accepts a product as safe and efficacious for its indicated use, physicians may choose to restrict the use of the product if we or any collaborator is unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to any existing medicines or treatments. We cannot predict the degree of market acceptance of any product candidate that receives marketing approval, which will depend on a number of factors, including, but not limited to:

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•	our or our collaborators’ ability to set a price we believe is fair for our products, if approved;

•	our ability to generate revenues and achieve profitability; and

•	the availability of capital.

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

If Trauma Research LLC uses hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages or fines.

The research and development activities conducted on our behalf by Trauma Research LLC, a related party controlled by Dr. Bar-Or, involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, Trauma Research LLC’s operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. If Trauma Research LLC experiences a release of hazardous substances, it is possible that this release could cause personal injury or death, and require decontamination of facilities. Trauma Research LLC has advised us that it believes it is in compliance with laws applicable to the handling of hazardous substances, but such compliance does not assure that a release of hazardous substances will not occur, or assure that such compliance will be maintained in the future. In the event of an accident involving research being conducted on our behalf, Trauma Research LLC could be held liable for damages or face substantial penalties for which we could also be responsible. We do not have any insurance for liabilities arising from the procurement, handling, or discharge of hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business.

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

Risks Related to Our Common Stock

The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, to a greater extent during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	any actual or perceived adverse developments in clinical trials for Ampion, Optina or the ORP device;

•	any actual or perceived difficulties or delays in obtaining regulatory approval of any of our product candidates in the United States or other countries once clinical trials are completed;

•	any finding that our product candidates are not safe or effective, or any inability to demonstrate clinical effectiveness of our product candidates when compared to existing treatments;

•	any actual or perceived adverse developments in repurposed drug technologies, including any change in FDA policy or guidance on approval of repurposed drug technologies for new indications;

•	any announcements of developments with, or comments by, the FDA, the EMA, or other regulatory authorities with respect to product candidates we have under development;

•	any announcements concerning our retention or loss of key employees, especially Dr. Bar-Or;

•	our success or inability to obtain collaborators to conduct clinical trials, commercialize a product candidate for which regulatory approval is obtained, or market and sell an approved product candidate;

•	any actual or perceived adverse developments with respect to our relationship with Trauma Research LLC;

•	any licensee’s termination of a license, such as that experienced with Zertane in 2010;

•	announcements of patent issuances or denials, product innovations, or introduction of new commercial products by our competitors that will compete with any of our product candidates;

•	publicity regarding actual or potential study results or the outcome of regulatory reviews relating to products under development by us, our collaborators, or our competitors;

•	economic and other external factors beyond our control; and

•	sales of stock by us or by our shareholders.

In addition, we believe there has been and may continue to be substantial off-market transactions in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and Financial Institutions Regulatory Authority (“FINRA”). While SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. We have held conversations with regulators concerning trading activity in our stock; however, there can be no assurance that should there be any illegal manipulation in the trading of our stock it will be detected, prosecuted or successfully eradicated. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

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

Because our unrestricted public float (not subject to lockup restrictions) has been small relative to other issuers, previous short selling efforts have impacted, and may in the future continue to impact, the value of our stock in an extreme and volatile manner to our detriment and the detriment of our shareholders. In addition, market participants with admitted short positions in our stock have published, and may in the future continue to publish, negative information regarding us and our management team on internet sites or blogs that we believe is inaccurate and misleading. We believe that the publication of this negative information has led, and may in the future continue to lead, to significant downward pressure on the price of our stock to our detriment and the further detriment of our shareholders. These and other efforts by certain market participants to manipulate the price of our common stock for their personal financial gain may cause our stockholders to lose a portion of their investment, may make it more difficult for us to raise equity capital when needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase shares of our stock.

If we cannot continue to satisfy the NYSE MKT listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the NYSE MKT, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the NYSE MKT criteria for maintaining our listing, our securities could be subject to delisting. To qualify for continued listing on the NYSE MKT, we must continue to meet specific criteria, including the following:

•	The minimum bid price of our shares must be at least $3.00, the market value of our publicly held shares must be at least $15,000,000, our stockholders’ equity must be at least $4,000,000, and we must have at least (i) 800 public shareholders and 500,000 publicly held shares, or; (ii) 400 public shareholders and 1,000,000 publicly held shares; or

•	The minimum bid price of our shares must be at least $2.00, the market value of our publicly held shares must be at least $15,000,000, our stockholders’ equity must be at least $4,000,000, our market capitalization must exceed $50,000,000, and we must have at least (i) 800 public shareholders and 500,000 publicly held shares, or; (ii) 400 public shareholders and 1,000,000 publicly held shares; or

•	The minimum bid price of our shares must be at least $3.00, the market value of our publicly held shares must be at least $20,000,000, our market capitalization must exceed $75,000,000 or our assets and revenue must exceed $75,000,000, and we must have at least (i) 800 public shareholders and 500,000 publicly held shares, or; (ii) 400 public shareholders and 1,000,000 publicly held shares.

Under the NYSE MKT rules, shares that are held by “public shareholders” do not include shares held by officers, directors, controlling shareholders and concentrated (10% or greater), affiliated or family holdings.

If the NYSE MKT delists our securities, we could face significant consequences, including:

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

In addition, we would no longer be subject to the NYSE MKT rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Concentration of our ownership limits the ability of our shareholders to influence corporate matters.

As of December 31, 2013, our directors, executive officers and their affiliates beneficially owned approximately 13.7% of our outstanding common stock. These shareholders may control effectively the outcome of actions taken by us that require shareholder approval.

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

On December 16, 2013, we announced a ten-year lease of a multi-purpose facility in the Denver Metro Area containing 19,346 square feet. This facility will include an FDA compliant clean room to manufacture Ampion and will be our new headquarters. The facility is expected to be operational by the summer of 2014.

Item 3.	Legal Proceedings

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

In addition, from time to time we may be subject to other legal proceedings, claims, and litigation arising in the ordinary course of business. We do not, however, currently expect that the ultimate costs to resolve any pending matter will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

On June 17, 2013, our common stock began trading on the NYSE MKT under the ticker symbol “AMPE”. It was previously quoted on the NASDAQ Capital Market under the same ticker symbol “AMPE”. Before it was listed on the NASDAQ Capital Market exchange, it was previously quoted on the Over-the-Counter Bulletin Board under the symbol “AMPE.OB.” The following table sets forth the high and low last reported sale price information for our common stock for each quarter for the past three fiscal years.

	Common Stock
	High	Low
First quarter 2011	$8.75	$2.20
Second quarter 2011	$8.61	$2.80
Third quarter 2011	$9.19	$4.32
Fourth quarter 2011	$8.26	$3.77
First quarter 2012	$4.51	$2.68
Second quarter 2012	$5.08	$2.56
Third quarter 2012	$5.43	$2.65
Fourth quarter 2012	$4.12	$3.14
First quarter 2013	$4.89	$3.65
Second quarter 2013	$6.72	$4.63
Third quarter 2013	$7.79	$5.27
Fourth quarter 2013	$10.55	$6.62

As of February 4, 2014, there were of record approximately 5,400 holders of our common stock.

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

Performance Graph

We have presented below the cumulative return to our stockholders during the period from January 1, 2011 through December 31, 2013 in comparison to the cumulative return NASDAQ Biotechnology Index and the Russell 2000 Index. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Consolidated Financial Statements – Note 7 – Short Term Debt and Note 12 – Common Stock of this annual report on Form 10K.

Equity Compensation Plan Information

At the special meeting on March 1, 2010, our shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. On August 15, 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held December 3, 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held December 15, 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000 and, recently, on December 14, 2013, total shares issuable was increased to 11,700,000. The following table displays equity compensation plan information as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,135,058	$3.54	5,313,689
Equity compensation plans not approved by security holders	—	—	—

Total	5,135,058	$3.54	5,313,689

Item 6.	Selected Financial Data

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

		Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Statements of Operations Data:
License revenue	$50,000	$50,000	$18,750	$—	$—
Research and development	18,288,871	7,493,824	6,648,397	1,972,134	1,070,370
General and administrative	5,785,002	4,376,932	4,504,494	4,732,271	441,135
Interest income (expense)	12,287	21,943	(1,674)	(18,730)	(323)
Unrealized gain (loss) on fair value of debt instruments	—	—	(5,585,422)	37,511	—
Derivative income (expense)	(516,840)	205,768	(1,555,497)	(1,367,771)	—
Net loss, before income tax	(24,528,426)	(11,593,045)	(18,276,734)	(8,053,395)	(1,511,828)
Foreign tax expense	—	—	82,500	—	—
Net loss applicable to non-controlling interests	519,868	—	—	—	—

Net loss applicable to Ampio	$(24,008,558)	$(11,593,045)	$(18,359,234)	$(8,053,395)	$(1,511,828)
Per share data:
Weighted average number of Ampio common shares outstanding	38,294,259	33,983,590	26,013,838	16,288,468	14,793,068
Basic and diluted Ampio net loss per common share	$(0.63)	$(0.34)	$(0.71)	$(0.49)	$(0.10)

Selected Balance Sheets Data:
Cash and cash equivalents	$26,309,449	$17,682,517	$11,362,325	$671,279	$71,983
Fixed assets, net	1,298,504	59,290	76,230	—	—
In-process research and development	7,500,000	7,500,000	7,500,000	—	—
Patents, net	734,957	420,468	465,924	—	—
Total assets	36,018,752	25,847,165	19,482,599	737,524	86,280
Accounts payable	1,900,576	1,201,122	630,622	464,453	79,445
Accrued wages and other liabilities	522,056	—	—	526,733	73,391
Senior convertible unsecured related party debentures	—	—	—	608,846	—
Senior unsecured manditorily convertible debentures	—	—	—	2,133,743	—
Warrant derivative liability	—	384,771	610,911	398,671	—
Long-term deferred revenue	331,250	381,250	431,250	—	—
Total liabilities	2,803,882	2,017,143	1,722,783	4,745,960	354,250
Total Ampio stockholders’ equity (deficit)	33,214,870	23,830,022	17,759,816	(4,008,436)	(267,970)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Ampio Pharmaceuticals, Inc. is a development stage biopharmaceutical company focused primarily on the development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. Ampio’s two lead product candidates in development are Ampion for osteoarthritis of the knee and Optina for diabetic macular edema. We are also focused on developing and monetizing our ORP diagnostic device and sexual dysfunction portfolio.

Dose Ranging SPRING Pivotal Trial Results.

On August 14, 2013, we announced results of the SPRING study of Ampion for the treatment of osteoarthritis of the knee. The SPRING study was a U.S. multicenter randomized (1:1:1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion in osteoarthritis of the knee patients. 329 patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion or corresponding saline control via intra-articular injection. The primary study objective was to evaluate the relative efficacy of Ampion 4 mL versus Ampion 10 mL. The primary endpoint was mean change in pain as measured on the WOMAC A, from baseline for Ampion compared to the same volume of saline. Secondary endpoints included evaluating safety and disease severity, as well as stiffness and function. Both Ampion dose cohorts experienced statistically significant reductions in pain compared to control, and there were no significant differences between the efficacy of the two Ampion doses. A brief summary of the combined Ampion topline results is as follows:

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to saline vehicle control -0.25 (95% CI: -0.41 to -0.08, p = 0.004).

•	Patients receiving Ampion experienced, on average, a greater than 40% reduction in pain from baseline.

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, across 12 weeks compared to saline vehicle control (p = 0.01)

•	Patients receiving Ampion also achieved significantly greater improvement in function, (“WOMAC C”), from baseline to 12 weeks compared to saline vehicle control (p = 0.044).

•	Patients receiving Ampion also demonstrated significantly greater improvement in Patient Global Assessment (“PGA”) of disease severity from baseline to 12 weeks compared to saline vehicle control (p = 0.012).

•	Clinical efficacy defined as pain reduction was evident as early as four weeks after the injection (p = 0.025) and continued to show improvement through 12 weeks (p = 0.0038).

•	Severe patients, defined as Kellgren-Lawrence IV, receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to severe patients receiving saline vehicle control (p = 0.017)

•	Ampion was well tolerated with minimal adverse events (“AEs”) reported in the study. AEs were well balanced between Ampion and control groups. There were no drug-related serious adverse events (“SAEs”).

On February 4, 2014, we announced that an article reporting the results of the SPRING study was published in PLOSE ONE, an international, open-access, online publication. The article entitled: “A Randomized Clinical Trial to Evaluate Two Doses of an Intra-Articular Injection of LMWF-5A in Adults with Pain Due to Osteoarthritis of the Knee” details the efficacy and safety outcomes of the use of Ampion in the SPRING study.

We decided to follow 97 patients who were administered either 4 mL Ampion or saline vehicle control for an additional 8 weeks past the original 12 week primary endpoint. At week twenty, 50% of patients in the Kellgren-Lawrence grades of 3 and 4 (severe osteoarthritis) had improvement of 40% or more in the WOMAC A pain scale compared to 25% in the vehicle control group (p=0.04). Patients were also classified as “responders” if they achieved 40% or greater improvement in pain, WOMAC A, and function, WOMAC C, at and over 20 weeks after a single intra-articular injection into the knee. In these same grade 3 & 4 patients, there was a statistically significant improvement in pain, WOMAC A, compared to the vehicle control both at week 20 (p=0.02) and over the whole period of 20 weeks (p=0.005). Also in these same grade 3 & 4 patients, there was a statistically significant improvement in function, WOMAC C, compared to vehicle control both at week 20 (p=0.05) and over the whole period of 20 weeks (p=0.04).

Ongoing US Clinical Trials

On January 13, 2014, we announced the first patient injection in the Phase III final pivotal clinical trial of Ampion for the treatment of osteoarthritis of the knee. The Phase III STEP study has been designed to enroll 500 patients and the primary endpoint is reduction in pain for patients treated with Ampion compared to vehicle control at 12 weeks. STEP is a randomized, placebo-controlled, double-blind study in which patients with osteoarthritis knee pain will be randomized to receive either a 4 mL single injection of Ampion or saline control. The clinical effects of treatment on osteoarthritic pain will be evaluated during clinic visits at 6, 12, and 20 weeks using WOMAC Osteoarthritis Index and the PGA of disease severity. Safety will be assessed by recording adverse events, concomitant medications, physical examination, vital signs and clinical laboratory tests. Topline results are anticipated in the third quarter of 2014.

We commenced enrollment in a 450 patient Phase IIb trial in February 2013 of Optina for the treatment of DME. The U.S. multicenter dose ranging trial is designed to evaluate the safety and efficacy of oral Optina compared with placebo over 12 weeks in adult patients with DME. The active treatment duration of 12 weeks is the maximum time allowed to withdraw treatment in the ophthalmology community. We have enrolled over 300 patients and expect enrollment to be completed in the first quarter of 2014. Patients are randomized (1:1:1) to receive one of two oral doses of Optina (0.5 mg per BMI and 1.0 mg per BMI per day) or placebo. The primary endpoint is improvement in best-corrected visual acuity in treated patients compared to a placebo. Secondary endpoints are (i) measurements of changes in central macular thickness in treated patients compared to a placebo and (ii) safety and tolerability of the two Optina doses. Additionally, patients from the active treatment arms of the trial will be followed for four weeks without treatment following the 12 week treatment period in order to study any regression of effect. All patients will also be given the option to enter into an open label extension of the trial. The open label study will evaluate patients’ improvement in BCVA over 12 weeks by administering the optimal dose of Optina. The optimal dose was determined by an interim analysis occurring at week 4 involving approximately 150 patients.

Recent Financing Activities

On September 30, 2011 Ampio filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time in the future. The shelf registration was declared effective on October 28, 2011 by the SEC. Of the $80 million in Ampio common stock registered under the shelf, $28.4 remains under such registration statement after the sales referenced below.

On December 26, 2013, Ampio filed an additional shelf registration statement on Form S-3 with the SEC to register Ampio common stock and warrants in an aggregate amount of up to $100 million for offering from time to time in the future. The registration statement also registers for possible resale up to 1,500,000 shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. The shelf registration was declared effective on January 22, 2014 by the Securities and Exchange Commission.

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (“Luoxis”) to focus on the development and commercialization of our Oxidation Reduction Potential (“ORP”) technology platform. Luoxis was funded through a private placement which had a final closing on May 31, 2013 with $4,652,000 in gross proceeds. Net proceeds were $3,980,290 after placement agent and legal fees. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 80.9% of Luoxis.

On September 25, 2013, Ampio entered into a Securities Purchase Agreement with a limited number of purchasers, mainly institutional investors, with respect to a registered direct offering of 4,600,319 shares of the Company’s common stock, par value $0.0001 per share, at a price of $5.50 per share. Net proceeds from the offering, after deducting offering expenses, were $25 million. No placement agent was used for the offering. The proceeds from the offering will be used for working capital and for general corporate purposes, including continuation and completion of our Ampion and Optina clinical trials, potential submission of a BLA relating to Ampion and a NDA relating to Optina, acquisition of manufacturing equipment and related outfitting in connection with the leasing of a new manufacturing facility and the potential hiring of additional personnel to manufacture Ampion.

Known Trends or Future Events; Outlook

We have not generated any significant revenues and have therefore incurred significant net losses totaling approximately $64 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. Although we have raised capital in the past and with net proceeds of $29 million, $15.4 million and $19.4 million through the sale of common stock in 2013, 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus is advancing the clinical development of our core assets: Ampion and Optina. We have previously announced the initiation of a Phase III final pivotal trial of Ampion in osteoarthritis of the knee and a Phase IIb clinical trial of Optina in diabetic macular edema. These trials will be blinded and conducted by third party clinical research organizations. On December 16, 2013, we announced a ten-year lease of a multi-purpose facility containing 19,346 square feet. This facility will include an FDA compliant clean room to manufacture Ampion and will be our new headquarters. The facility is expected to be operational by the summer of 2014.

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

Derivatives

We account for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and a mandatory conversion provision) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and warrants was calculated using a binomial-lattice-based valuation model. We recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of derivative instruments for the hybrid financial instruments and to derivative income or expense for the warrants. The warrants associated with these financial instruments expired on December 31, 2013 and the warrant derivative liability was eliminated.

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

Results of Operations—Year Ended December 31, 2013, 2012 and 2011 See Notes to Consolidated Financial Statements.

Results of operations for the years ended December 31, 2013, 2012 and 2011 reflected losses of $24.0 million, $ 11.6 million and $18.4 million, respectively. These losses include non-cash charges related to depreciation and amortization expense, derivative expense, stock-based compensation, stock issued for services and losses on the fair value of debt instruments in the amount of $4.2 million in 2013, $1.5 million in 2012 and $9.2 million in 2011.

Revenue

We are a development stage enterprise and have not generated material revenue in our operating history. The $50,000 license revenue recognized in 2013 and 2012 represents the amortization of the upfront payment received from our license agreement. The initial payment of $500,000 from the license agreement with a Korean pharmaceutical company was deferred and being recognized over 10 years.

Expenses

Research and Development

Research and development costs consist of labor, research and development of patents and intellectual property, stock-based compensation as well as drug development and clinical trials. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Labor	$1,862,000	$1,424,000	$1,364,000
Patent costs	1,738,000	1,449,000	962,000
Stock-based compensation	1,997,000	396,000	316,000
Clinical trials and sponsored research	12,078,000	3,756,000	1,694,000
Techology license	—	—	2,000,000
Consultants and other	614,000	469,000	312,000

	$18,289,000	$7,494,000	$6,648,000

Comparison of Years Ended December 31, 2013 and 2012

Research and development expenses increased $10,795,000, or 144%, in 2013 over 2012. This was due primarily to costs associated with the production of study drugs, clinical trials of Ampion and Optina and the Luoxis development of its ORP platform. Labor and stock-based compensation increased due to bonuses paid/accrued and stock options granted in both Ampio and Luoxis as well as the continuing vesting of stock option awards granted in previous years. We continue to maintain and increase our patent portfolio.

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

General and Administrative

General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions; professional fees include legal, auditing and accounting; occupancy, travel and other includes rent, governmental and regulatory compliance, insurance, investor/public relations and professional subscriptions. These costs are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Labor	$1,538,000	$1,308,000	$888,000
Stock-based compensation	1,539,000	1,227,000	1,671,000
Professional fees	735,000	399,000	656,000
Occupancy, travel and other	1,767,000	1,191,000	932,000
Directors fees	206,000	252,000	357,000

	$5,785,000	$4,377,000	$4,504,000

Comparison of Years Ended December 31, 2013 and 2012

General and administrative costs increased $1,408,000, or 32%, in 2013 over 2012. The increase in labor costs and stock-based compensation primarily relates to the addition of our chief operating officer in December 2012, increased professional staffing in Luoxis, bonuses paid/accrued and stock options granted in both Ampio and Luoxis as well as the continuing vesting of stock option awards granted in previous years. The labor costs in 2012 includes an employment agreement payout to our former CEO. The increase in professional fees is associated with the formation of the subsidiaries for Luoxis and Vyrix and the fees associated with legal defense costs. Occupancy, travel and other increased primarily due to insurance premiums, regulatory and compliance fees and travel expenses.

Comparison of Years Ended December 31, 2012 and 2011

There was an overall decrease of approximately 3% in general and administrative costs in 2012 from 2011. Labor costs increased in 2012 as the result of the employment agreement payout to our former CEO upon the granting of an indefinite compassionate leave of absence in January 2012. Stock-based compensation decreased in 2012 due to longer vesting periods being incorporated into new awards, resulting in straight line amortization of the fair value over a longer period. Professional fees consist primarily of legal, audit and accounting costs, public company compliance costs, and consulting related to capital formation. Professional fees decreased in 2012 as compared to 2011 since we had only routine filing and reporting requirements in 2012. In 2011 we had additional professional fees related to the filing of a Form S-4 with the SEC and the acquisition of BioSciences. Travel and investor/public relations costs increased in 2012 as we pursued business development and financing opportunities. Directors’ fees decreased because only regularly scheduled meetings were held during 2012, compared to 2011 when additional meetings were required. No general and administrative costs are currently being allocated to the research and development activities.

Derivative Expense

We recorded approximately ($517,000), $206,000 and ($1.6) million in non-cash derivative income (expense) in 2013, 2012 and 2011, respectively, in connection with our hybrid financial instruments consisting of debentures and related warrants. The expense relates to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures. The debentures were redeemed in 2011 and the December 31, 2013 expiring warrants were all exercised prior to that date.

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

Foreign income tax expense

The $82,500 of foreign income tax expense in 2011 is the amount of Korean income taxes withheld in connection with the $500,000 payment received for the signing of the license agreement with the Korean pharmaceutical company.

Net Cash Used in Operating Activities

During 2013, our operating activities used approximately $19.1 million in cash. The use of cash was $5.4 million lower than the net loss due primarily to non-cash charges for stock-based compensation, depreciation and amortization, derivative expense and non-cash deferred revenue. Net cash provided in operating activities also included a $522,000 increase in accrued bonuses/salaries and $699,400 increase in accounts payable.

During 2012 our operating activities used approximately $9.7 million in cash. The use of cash was $1.9 million lower than the net loss due to non-cash charges for stock-based compensation, depreciation and amortization and also non-cash deferred revenue and derivative income. Net cash used in operating activities also included a $121,770 increase in prepaid expenses and cash provided by a $570,500 increase in accounts payable.

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

Net Cash Used in Investing Activities

During 2013, cash was used to acquire ORP patents on behalf of Luoxis – See Note 3 – Formation of Subsidiaries. Fixed assets reflect purchases of machinery related to the in process manufacturing facility/clean room, a new server, a lab scope and a Luoxis ORP manufacturing device.

Net Cash from Financing Activities

Net cash provided by financing activities in 2013 was $29.4 million which reflects net proceeds from the registered direct placement of $25.0 million, Luoxis’ private financings of $4.0 million and $0.4 million from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments

The following table summarizes the commitments and contingencies as of December 31, 2013 which are described below:

	Total	2014	2015	2016	2017	2018	Thereafter
Manufacturing Facility/Clean Room - in progress	$3,356,288	$3,356,288	$—	$—	$—	$—	$—
Ampion supply agreement	11,475,000	1,275,000	2,550,000	2,550,000	2,550,000	2,550,000	—
Clinical research and trial obligations	8,191,680	8,191,680	—	—	—	—	—
Sponsored research agreement with related party	175,833	175,833	—	—	—	—	—
Office lease	3,347,735	137,105	286,966	296,639	306,312	315,985	2,004,729
Employment agreements	1,372,083	935,833	436,250	—	—	—	—

	$27,918,619	$14,071,739	$3,273,216	$2,846,639	$2,856,312	$2,865,985	$2,004,729

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room will provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate all operations of the company in a single facility.

Ampion Supply Agreement

In connection with the manufacturing facility/clean room, in October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement with a total commitment of $11,475,000.

Clinical Research Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $1,112,474 on contracts related to the Ampion study drug and $7,079,206 remaining contract commitments related to the Optina study drug. Ampio has subsequently entered into agreement with clinical research organizations for upcoming trials which are described in Note 17 – Subsequent Events.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice.

Leases

On May 20, 2011 Ampio entered into a non-cancellable operating lease for office space effective June 1, 2011, which expires July 2014. Commitments include terms of payment under the new lease agreement for 2014. On December 13, 2013, Ampio entered into a 125 month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The new lease has an initial base rent of $23,376 per month, with the total base rent over the term of the lease of approximately $3.3 million.

Employment Agreements

As of December 31, 2013, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries, plus a 50% discretionary performance bonus related to milestone achievements. The employment agreements expired July 31, 2013 with respect to our chief scientific officer and chief regulatory affairs officer, January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC (“TRLLC”) is excluded from the officers’ employment agreements commitment. On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or, Chief Scientific Officer, and Dr. Vaughan Clift, Chief Regulatory Affairs Officer, for one additional year, expiring July 31, 2014. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. On October 1, 2013, Mr. Macaluso’s annual salary was increased from $195,000 to $300,000. Vyrix also has an employment agreement with its chief executive officer. The agreement is for a term of 36 months beginning on November 18, 2013. The chief executive officer is entitled to receive $210,000 in annual salary, plus a 50% discretionary performance bonus and 500,000 Vyrix stock options with 25% vesting upon grant and 25% annual vesting over three years.

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

Liquidity and Capital Resources

As a development stage biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of December 31, 2013, we had cash and cash equivalents totaling $26.3 million available to fund our operations and $2.4 million in accounts payable and accrued bonuses. Based upon our current plans, it may be necessary to raise additional capital in the foreseeable future. This projection is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital within the next 12 months to expand our clinical development activities for AmpionTM and OptinaTM based on the positive results of our ongoing clinical trials and/or to complete our new Ampion manufacturing facility and corporate headquarters, if we face challenges or delays in connection with our clinical trials, or to maintain minimum cash balances that we deem reasonable and prudent. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 12 months should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2014 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of between $650,000 and $700,000 per month. Additional funds are planned for regulatory approvals, completion of clinical trials and the build out of our new office and manufacturing facility. Accordingly, it may be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last two years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. We have funded our operations primarily through private and public offerings of our common stock and through the $500,000 up-front payment we received from Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) in September 2011 in connection with a license, development and commercialization agreement we entered into with Daewoong. We have incurred cumulative net losses of $64 million through December 31, 2013, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of our product candidates, and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of February 14, 2014.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	62	Chief Executive Officer and Chairman of the Board

Mr. Macaluso founded Life Sciences and has been a member of the board of directors of Life Sciences, our predecessor, since its inception. Mr. Macaluso has also been a member of our Board of Directors since the merger with Chay Enterprises in March 2010 and our Chief Executive Officer since January 9, 2012. Mr. Macaluso was appointed president of Isolagen, Inc. (AMEX: ILE) and served in that position from June 2001 to August 2001, when he was appointed chief executive officer. In June 2003, Mr. Macaluso was re-appointed as president of Isolagen and served as both chief executive officer and president until September 2004. Mr. Macaluso also served on the board of directors of Isolagen from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm.

Mr. Macaluso’s experience in executive management and marketing within the pharmaceutical industry, monetizing company opportunities, and corporate finance led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				March 2010

David Bar-Or, M.D.	65	Chief Scientific Officer and Director	Dr. Bar-Or has served as our chief scientific officer since March 2010. Dr. Bar-Or also served as our chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as chairman of the board and chief scientific officer of Life Sciences. Dr. Bar-Or is currently the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, and St. Anthony’s Hospital, Lakewood, Colorado. Dr Bar-Or is the founder of Ampio Pharmaceuticals Inc. Dr. Bar-Or is principally responsible for all patented and proprietary technologies acquired by us from BioSciences in April 2009 and for all patents issued and applied for since then, having been issued over 270 patents and having filed or co-filed almost 120 patent applications. Dr. Bar-Or has authored or co-authored over 105 peer-reviewed journal articles and several book chapters .Is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award for the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate work at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in Emergency Medicine at Denver Health Medical Center under the direction of Prof Peter Rosen.	March 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
			Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement and inventions in researching and developing our product candidates, and leadership role in his hospital affiliations led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

Philip H. Coelho(1)(2)(3)	70	Director

Mr. Coelho has served as a member of our Board of Directors since April 2010. Mr. Coelho is the CEO and President of SynGen Inc., a firm inventing and commercializing products that harvest stem and progenitor cells derived from a donor or the patient’s own body to treat human disease. Prior to founding SynGen Inc. in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp., a medical products company he founded in 1986 that focused on the regenerative medicine market. From 1989 through July 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho also serves as a member of the board of directors of Nasdaq-listed company, Catalyst Pharmaceuticals Partners, Inc. (CPRX) (since October 2002), and served as a member of the Board of Directors of NASDAQ-listed Mediware Information Systems, Inc. (MEDW) (from December 2001 until July 2006, and commencing again in May 2008 until it was sold in December 2012). Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 30 U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical homeostasis.

Mr. Coelho’s long tenure as a chief executive officer of a public medical device company, as director of a public pharmaceutical company, prior and current public company board experience, and knowledge of corporate finance and governance as an executive and director, as well as his demonstrated success in developing patented technologies, led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				April 2010

Richard B. Giles(1)(2)(3)	64	Director	Mr. Giles has served as a member of our Board of Directors since August 2010. Mr. Giles is the Chief Financial Officer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he has held since 1985. Ludvik Electric is a private electrical contractor with 2012 revenues of over $140 million that has completed electrical contracting projects throughout the United States, South Africa and Germany. As CFO and Treasurer of Ludvik Electric, Mr. Giles oversees accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related	August 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since

accounting functions. He serves also as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was for three years an audit partner with Higgins Meritt & Company, then a Denver, Colorado CPA firm, and during the preceding nine years he was an audit manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. While with Price Waterhouse, Mr. Giles participated in a number of public company audits, including one for a leading computer manufacturer. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants and the Construction Financial Management Association.

Mr. Giles’ experience in executive financial management, accounting and financial reporting, and corporate accounting and controls led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

David R. Stevens, Ph.D.(1)(2)	64	Director

Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens is currently Executive Chairman of Cedus, Inc., a privately-held development stage biopharmaceutical company and a board member of Cetya, Inc., a privately-held development stage pharmaceutical company and of Micro-Imaging Solutions, LLC, a private medical device company. He has served on the boards of several other public and private life science companies, including Poniard Pharmaceuticals, Inc. (2006-2012), Aqua Bounty Technologies, Inc. (2002-2012), and Smart Drug Systems, Inc. (1999-2006), and was an advisor to Bay City Capital from 1999-2006. Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in comparative pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.

Dr. Stevens has worked in the pharmaceutical and biotechnology industries since 1978. Dr. Stevens’ experience in executive management in the pharmaceutical industry, and knowledge of the medical device industry led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				June 2011

Dr. Vaughan L. Clift	52	Chief Regulatory Affairs Officer

Dr. Clift has been employed by us since March 2010 and was employed by Life Sciences from May 2009 until March 2010. From 2005 to 2009, Dr. Clift was the chief executive officer of Detectachem LLC, a Houston, Texas-based manufacturer of a

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
			hand-held explosive and narcotics detection device. Dr. Clift was the Vice President of Operations, including all FDA regulatory matters, for Isolagen from 2002 until 2005. From January 2001 to May 2002, Dr. Clift researched home oxygen therapy systems while developing an oxygen system for NASA. From July 1997 to January 2001, he was Chief Scientist of DBCD, Inc., a medical device company that manufactures a range of blood diagnostic products for the human and veterinary markets. From May 1992 to June 1997, Dr. Clift was Chief Scientist for the Science Payload Development, Engineering and Operations project at Lockheed Martin’s Human Spaceflight Division. Dr. Clift has received a number of international and federal awards and was nominated as one of NASA’s top ten inventors in 1995.	—

Mark D. McGregor	72	Chief Financial Officer	Mark D. McGregor has been employed by us since April 2011. Mr. McGregor is a certified public accountant with over 30 years’ financial experience in a variety of industries. Mr. McGregor served in various financial capacities with Louisville, Colorado-based Storage Technology Corporation, or StorageTek, from February 1985 until October 2005. During this period, Mr. McGregor held three positions with StorageTek, including director of revenue management (1985-1987), assistant corporate controller (1987-1993), and vice president, corporate treasurer and corporate development (1993-2005). After leaving StorageTek, Mr. McGregor served as the chief financial officer of Integrated Management Information, Inc., or IMI, from February 2006 to November 2007. IMI is a publicly-traded provider of identification, verification and communications solutions for the agriculture, livestock, and food industries. He began his career with Price Waterhouse, now PricewaterhouseCoopers LLP, where he spent 13 years with the Audit Department. Mr. McGregor holds a BBA degree in accounting from Texas A&M University and served in the United States Army from 1964 to 1966, where he attained the rank of First Lieutenant.	—

Joshua R. Disbrow	38	Chief Operating Officer	Joshua R. Disbrow has been employed by us since December, 2012. Prior to joining Ampio, he served as the Vice President of Commercial Operations at Arbor Pharmaceuticals, a specialty pharmaceutical company, from May 2007 through October 2012. He joined Arbor as that company’s second full-time employee and led the company’s commercial efforts from inception to the company’s acquisition in 2010 and growth to over $127 million in net sales in 2011. He led the growth of the commercial organization to comprise over 150 people in sales, marketing and other commercial functions. Mr. Disbrow has spent nearly 17 years in the pharmaceutical, diagnostic and medical device industries and has held positions of increasing responsibility in sales, marketing, sales management, commercial operations and commercial strategy. Prior to joining Arbor, Mr. Disbrow served as Regional Sales Manager with Cyberonics, Inc., a medical device company focused on neuromodulation therapies from June 2005 through April 2007. Prior to joining Cyberonics he was the Director of Marketing at LipoScience, an in vitro diagnostics company. He is the Chief Executive Officer of Luoxis Diagnostics, Inc. Mr. Disbrow holds an MBA from Wake Forest University and BS in Management from North Carolina State University.	—

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors or executive officers. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our chief scientific officer and a director. Rick Giles, a non-executive employee, is the son of Richard B. Giles, one of our directors. Jarrett Disbrow, the president and chief executive officer of Vyrix, is the brother of Joshua R. Disbrow, our chief operating officer and chief executive officer of Luoxis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file certain reports with the SEC with respect to ownership and changes in ownership of the Common Stock and our other equity securities. We are listed on the NYSE MKT and our executive officers, directors and greater than 10% shareholders are subject to filing obligations described in Section 16(a). We were previously listed on the NASDAQ Capital Market. Prior to our listing on the NASDAQ Capital Market, our common stock was registered pursuant to Section 15(d) of the Exchange Act and, accordingly, our executive officers, directors and greater than 10% stockholders were not subject to the obligation to file Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act. Upon our listing on the NASDAQ Capital Market, our executive officers, directors and greater than 10% shareholders became subject to the filing obligations described in Section 16(a).

On January 8, 2013, Joshua Disbrow, our chief operating officer filed a Form 3 and a Form 4 pursuant to Section 16(a) of the Exchange Act. These reports were not timely filed. On November 20, 2013, Philip H. Coelho, our director, filed a Form 4 pursuant to Section 16(a) of the Exchange Act. The report was not timely filed.

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

Meetings

During the year ended December 31, 2013, there were held (i) five meetings of the Board of Directors, (ii) four meetings of the Audit Committee, (iii) seven meetings of the Compensation Committee, and (iv) no meetings of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

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

Except as disclosed under the “Legal Proceedings” section of this Annual Report on Form 10-K, we are not engaged in, nor are we aware of any pending or threatened, litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

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

The members of our Audit Committee are Messrs. Giles, Coelho and Stevens. Mr. Giles is our Audit Committee chairman and was appointed to our Audit Committee on August 10, 2010. Our Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board of Directors has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE MKT and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of SEC rules and regulations, and applicable requirements of the NYSE MKT.

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

The members of our Compensation Committee are Messrs. Coelho, Giles and Stevens. Mr. Coelho is the chairman of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the IRC, and satisfies the independence requirements of the NYSE MKT. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of the NYSE MKT and SEC rules and regulations.

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

The members of our Nominating and Governance Committee are currently Messrs. Giles and Coelho. Mr. Coelho is the chairman of our Nominating and Governance Committee. Our Board of Directors has determined that each member of our Nominating and Governance Committee is independent within the meaning of the independent director guidelines of the NYSE MKT.

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

Director Compensation for 2013

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2013. Our employee directors do not receive additional compensation for their services as a member of our Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1)(2)	All Other Compensation (3)	Total
Philip H. Coelho	$83,000	—	$10,000	$93,000
Richard B. Giles	$73,500	$210,395	$10,000	$293,895
David Stevens, PhD	$50,500	—	$10,000	$60,500

(1)	In March 2013, Mr. Giles was granted an option to purchase 80,000 shares of common stock. This option has an exercise price of $3.95 per share, which was the closing price of the Company’s common stock on the date of grant (March 7, 2013). The option was fully vested as of the grant date and has a term of 10 years from the grant date. The amounts in this column reflect the grant date fair values of the stock awards based on the last reported sale price of the common stock at the dates of grant. Please see Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 13 – Equity Instruments.”
(2)	At December 31, 2013, Messrs. Coelho, Giles and Dr. Stevens held options to acquire 515,554, 580,000 and 225,000 shares of common stock, respectively.
(3)	Annual stock award. In January 2013, each of Messrs. Coelho, Giles and Dr. Stevens were awarded 2,584 shares of common stock pursuant to the 2010 Plan, at a price of $3.87 per share equivalent to $10,000, which was the closing price of the Company’s common stock on the date of grant (January 2, 2013).

Item 11.	Executive Compensation

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

Named Executive Officers

For our most recently completed fiscal year (the year ended December 31, 2013), our Named Executive Officers were: (i) Michael Macaluso, our Chief Executive Officer, who has served as our Chief Executive Officer since January 9, 2012 , (ii) Mark D. McGregor, our current Chief Financial Officer, who has served as our Chief Financial Officer since April 2011, (iii) David Bar-Or, M.D., our current Chief Scientific Officer, who has served as our Chief Scientific Officer since March 2010, (iv) Vaughan Clift, our current Chief Regulatory Affairs Officer, who has served as our Chief Regulatory Affairs Officer since March 2010, and (v) Joshua Disbrow, our current Chief Operating Officer, who has served as our Chief Operating Officer since December 15, 2012. We had no other executive officers serving during the year ended December 31, 2013.

Executive Compensation Components

Our compensation program for our Named Executive Officers consists of three components: (i) a base salary, (ii) discretionary bonuses based on performance, and (iii) equity compensation. Each of these components is reflected in the Summary Compensation Table below.

Salaries. The initial cash salaries paid to Messrs. Macaluso, Disbrow and Drs. Bar-Or and Clift were established at the time they became officers. Each of these persons has an employment agreement with us, a copy of which is an exhibit to, or incorporated by reference herein. Mr. McGregor is an at-will employee and does not have an employment agreement with us. Since the respective dates of their becoming Named Executive Officers, any increases in the salaries of our Named Executive Officers have been made at the discretion of the Compensation Committee. Mr. Macaluso and Dr. Bar-Or receive no additional compensation for serving on our Board of Directors.

Cash Incentive Compensation. Cash incentive or bonus compensation is discretionary under our employment agreements with Drs. Bar-Or and Clift and Messrs. Macaluso and Disbrow. However, each employment agreement contains performance objectives tailored to the individual officer’s duties, and provides for a target bonus of 50% of the officer’s base salary, which is to take into account both employee performance and company performance. All cash incentive compensation grants are intended to be paid in accordance with Section 162(m) of the Code. For 2013, we awarded a cash bonus to Dr. Bar-Or of $155,000, to Dr. Clift of $130,000, to Mr. Disbrow of $127,500, to Mr. Macaluso of $155,000 and to Mr. McGregor of $20,000, which were awarded on a discretionary basis by the Compensation Committee based on the Compensation Committee’s assessment of 2013 performance.

Equity Compensation. In 2013, we granted stock options to certain of our officers, directors and consultants for their services, all of which were granted pursuant to written agreements under the 2010 Plan. All future grants are expected to be made under the 2010 Plan. The vesting period for option grants vary.

Perquisites. We offer health benefits for all of our employees. None of our Named Executive Officers receives any further perquisites.

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

Role of Compensation Consultants in Executive Compensation Decisions. The Compensation Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of the Company’s compensation policies. The Compensation Committee did not use a compensation consultant in connection with setting 2013 executive compensation, and relied upon the professional and market experience of the Committee members in determining 2013 executive compensation. The Compensation Committee may engage a compensation consultant in the future if it deems such services to be appropriate and cost-justified.

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

Submitted by the Compensation Committee of the Board of Directors

Philip H. Coelho
Richard B. Giles David R. Stevens, Ph.D.

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2013, 2012 and 2011, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Award ($) (e)	Option Award ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Current Named Exective Officers

Michael Macaluso
Chief Executive Officer	2013	221,250	(2)	155,000	—	—	—	—	—	376,250
effective January 2012	2012	190,938		5,000	—	509,556	—	—	—	705,494

David Bar-Or, M.D.
Chief Scientic Officer and	2013	300,000		155,000	—	469,352	—	—	—	924,352
Former Chairman	2012	300,000		105,000	—	407,645	—	—	—	812,645

	2011	281,875		5,000	—	—	—	—	—	286,875

Vaughan Clift, M.D.
Chief Regulatory Affairs	2013	250,000		130,000	—	265,966	—	—	—	645,966
Officer	2012	250,000		5,000	—	305,734	—	—	—	560,734
	2011	228,003		5,000	—	—	—	—	—	233,003

Mark D. McGregor
Chief Financial Officer	2013	152,216		20,000	—	607,155	—	—	—	779,371
since April, 2011	2012	150,000		5,000	—	152,867	—	—	—	307,867
	2011	111,932		5,000	—	155,420	—	—	—	272,352

Joshua R. Disbrow
Chief Operating Officer	2013	228,958	(3)	127,500	—	—	—	—	—	356,458
since December, 2012	2012	11,375		—	—	1,038,937	—	—	—	1,050,312

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 13 – Equity Instruments.”
(2)	Mr. Macaluso’s salary was increased from $195,000 to $300,000 annually effective October 1, 2013.
(3)	Effective June 16, 2013, Mr. Disbrow began receiving a $35,000 annual salary from Luoxis.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers as of December 31, 2013:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards
Current Named Executive Officers
David Bar-Or, M.D.	7/15/2013	300,000	$6.15	$469,352
Vaughan Clift, M.D.	7/15/2013	170,000	$6.15	$265,966
Mark D. McGregor	11/8/2013	100,000	$8.62	$607,155

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2013:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Current Named Executive Officers
Michael Macaluso (1)	131,944	118,056	—	2.76	5/7/2022	—	—	—	—
Michael Macaluso	220,000	—	—	1.03	8/12/2020	—	—	—	—
Michael Macaluso (5)	180,000	—	—	1.70	8/27/2020	—	—	—	—
David Bar-Or, M.D. (1)	105,556	94,444	—	2.76	5/7/2022	—	—	—	—
David Bar-Or, M.D. (6)	400,000	—	—	1.03	8/12/2020	—	—	—	—
David Bar-Or, M.D. (3)	150,000	150,000	—	6.15	7/15/2023	—	—	—	—
Vaughan Clift, M.D. (1)	79,167	70,833	—	2.76	5/7/2022	—	—	—	—
Vaughan Clift, M.D.	365,000	—	—	1.03	8/12/2020	—	—	—	—
Vaughan Clift, M.D. (3)	85,000	85,000	—	6.15	7/15/2023	—	—	—	—
Mark D. McGregor (1)	39,583	35,417	—	2.76	5/7/2022	—	—	—	—
Mark D. McGregor	100,000	—	—	2.50	4/4/2021	—	—	—	—
Mark D. McGregor (4)	2,778	97,222	—	8.62	11/8/2023	—	—	—	—
Joshua R. Disbrow (2),(7)	177,760	222,240	—	3.53	12/15/2022	—	—	—	—

(1)	Unexercisable options vest monthly and become fully vested May 7, 2015.
(2)	Unexercisable option vests annually and becomes fully vested December 15, 2015.
(3)	Unexercisable option vests annually and becomes fully vested July 15, 2014.
(4)	Unexercisable option vests monthly and becomes fully vested November 8, 2016.
(5)	A grant of options to purchase 330,000 shares of Common Stock, with an exercise price of $1.70 per share, was made to Mr. Macaluso on August 27, 2010. However, the Company subsequently determined that options with respect to 150,000 shares were not validly granted pursuant to the Company’s 2010 Stock Option Plan because they exceeded the Company’s 162(m) limitation. Accordingly, such grant of these excess options was ineffective and never granted.
(6)	A grant of options to purchase 700,000 shares of Common Stock, with an exercise price of $1.03 per share, was made to Dr. Bar-Or on August 12, 2010. However, the Company subsequently determined that options with respect to 300,000 shares were not validly granted pursuant to the Company’s 2010 Stock Option Plan because they exceeded the Company’s 162(m) limitation. Accordingly, such grant of these excess options was ineffective and never granted.
(7)	A grant of options to purchase 450,000 shares of Common Stock, with an exercise price of $3.53 per share, was made to Mr. Disbrow on December 15, 2012. However, the Company subsequently determined that options with respect to 50,000 shares were not validly granted pursuant to the Company’s 2010 Stock Option Plan because they exceeded the Company’s 162(m) limitation. Accordingly, such grant of these excess options was ineffective and never granted.

Employment Agreements

In August, 2010, we entered into employment agreements with Dr. David Bar-Or, our chief scientific officer, and Dr. Vaughan Clift, our chief regulatory affairs officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011. The terms of the employment agreements with Dr. Bar-Or and Dr. Clift are substantially identical except as noted below. Each agreement has an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or, and $250,000 for Dr. Clift. On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2014. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. We entered into an employment agreement with Mr. Michael Macaluso, our chief executive officer, effective January 9, 2012 which provided for an annual salary of $195,000, with an initial term ending January 9 2015. On October 1, 2013, Ampio increased Mr. Macaluso’s annual salary from $195,000 to $300,000. We entered into an employment agreement with Mr. Joshua Disbrow, our chief operating officer, effective December 15, 2012. This agreement has an initial term ending December 15, 2015 and provides for an annual salary of $210,000. Mr. Disbrow also receives an annual salary of $35,000 from Luoxis effective June 16, 2013.

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

The employment agreements provided for an initial grant of stock options to Dr. Bar-Or and Dr. Clift in the amount of 700,000 (subsequently reduced to 400,000) and 365,000 options, respectively. Each option is exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on August 11, 2010. The options have all vested. In connection with the extension of their employment agreements, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. Mr. Disbrow was granted 450,000 (subsequently reduced to 400,000) stock options which vest as follows: (i) 88,880 options to purchase common stock vested on the grant date of December 15, 2012; (ii) 88,880 options to purchase common stock vest 365 days after the grant date; (iii) 111,120 options to purchase common stock vest 730 days after the grant date; and (iv) 111,120 options to purchase common stock vest 1,095 days after the grant date; and are exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on December 14, 2012. In the event of a change in control or in the event of termination without cause or for good reason (as such terms are defined in the employment agreement), all outstanding stock options held by Mr. Disbrow will become fully vested and exercisable.

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

“Good Reason” means:

•	a material reduction or change in the officer’s title or job duties inconsistent with his position and his prior duties, responsibilities and requirements;

•	any reduction of the officer’s then-current base salary or his target bonus;

•	relocation of the officer to a facility or location more than 30 miles from our current offices in Greenwood Village, Colorado; or

•	a material breach by Ampio of the employment agreement.

“Cause” means:

•	conviction of a felony or a crime involving fraud or moral turpitude;

•	commission of theft, a material act of dishonesty or fraud, intentional falsification of employment or company records, or a criminal act that impairs the officer’s ability to perform his duties;

•	intentional or reckless conduct or gross negligence materially harmful to Ampio or its successor;

•	willful failure to follow lawful instructions of the Board; or

•	gross negligence or willful misconduct in the performance of duties.

“Change in Control” means: the occurrence of any of the following events:

•	Any person (other than persons who are employees of Ampio at any time more than one year before a transaction) becomes the beneficial owner, directly or indirectly, of securities of Ampio representing 50% or more of the combined voting power of Ampio’s then outstanding securities. In applying the preceding sentence, (A) securities acquired directly from Ampio or its affiliates by or for the person shall not be taken into account, and (B) an agreement to vote securities shall be disregarded unless its ultimate purpose is to cause what would otherwise be Change in Control, as reasonably determined by the Board;

•	Ampio consummates a merger, or consolidation of Ampio with any other corporation unless: (a) the voting securities of Ampio outstanding immediately before the merger or consolidation would continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of the voting securities of Ampio or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person (other than persons who are employees at any time more than one year before a transaction) becomes a beneficial owner, directly or indirectly, of securities of Ampio representing 50% or more of the combined voting power of Ampio’s then outstanding securities;

•	The stockholders of Ampio approve an agreement for the sale or disposition by Ampio of all, or substantially all, of Ampio’s assets; or

•	The stockholders of Ampio approve a plan or proposal for liquidation or dissolution of Ampio.

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

The following table provides estimates of the potential severance and other post-termination benefits that each of Mr. Disbrow, Dr. Bar-Or and Dr. Clift would have been entitled to receive assuming their respective employment was terminated as of December 31, 2013 for the reason set forth in each of the columns. Messrs. Macaluso and McGregor are not entitled to receive any such payments.

Recipient and Benefit	Termination Due to Death	Termination Due to Disability	Termination by Registrant for Cause or by Named Executive Officer Other than for Cause	Termination by Registrant without Cause or by Named Executive Officer for Cause
David Bar-Or
Salary	$0	$600,000	$0	$600,000
Value of health benefits provided after termination(1)	$0	$40,093	$0	$40,093
Total	$0	$640,093	$0	$640,093

Vaughan Clift
Salary	$0	$500,000	$0	$500,000
Value of health benefits provided after termination(1)	$0	$54,649	$0	$54,649
Total	$0	$554,649	$0	$554,649

Joshua Disbrow
Salary	$0	$420,000	$0	$420,000
Value of health benefits provided after termination(1)		$54,649		$54,649
Total	$0	$474,649	$0	$474,649

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for the remaining term of the employment agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2013 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2013. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2013 are included for that person or group but not the stock options, debentures, or warrants of any other person or group.

Applicable percentage ownership is based on 42,065,031 shares of common stock outstanding at December 31, 2013.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 5445 DTC Parkway, Suite 925, Greenwood Village, Colorado 80111.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Michael Macaluso (1)	2,332,585	5.5%
David Bar-Or (2)	666,667	1.6%
Vaughan Clift (3)	1,059,700	2.5%
Philip H. Coelho (4)	488,677	1.1%
Richard B. Giles (5)	775,744	1.8%
David R. Stevens (6)	188,185	0.4%
Mark D. McGregor(7)	163,750	0.4%
Joshua R. Disbrow (8)	177,760	0.4%
All executive officers and directors (eight persons)	5,853,068	13.7%
ACT Capital Management, LLLP (9)	3,100,000	7.4%

(1)	Includes an aggregate of 545,833 shares of common stock issuable to Mr. Macaluso by virtue of (i) exercise of currently exercisable stock options and (ii) his service as a non-management director and currently as an officer.
(2)	Includes 666,667 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 945,283 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.
(3)	Includes (i) 537,500 shares of common stock Dr. Clift has the right to acquire on exercise of currently exercisable stock options, and (ii) 522,200 shares of common stock owned of record by Kristin Clift, Dr. Clift’s spouse after selling 52,800 shares in the underwritten offering in July 2012.
(4)	Includes 473,887 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.
(5)	Includes 538,333 shares of common stock issuable to Mr. Giles on exercise of currently exercisable stock options. Excludes 1,838 shares of common stock owned of record by Rick Giles, Mr. Giles’s son, as to which Mr. Giles disclaims beneficial ownership.
(6)	Includes 183,333 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.
(7)	Includes 143,750 shares of common stock issuable to Mr. McGregor on exercise of currently exercisable stock options.
(8)	Includes 177,760 shares of common stock issuable to Mr. Disbrow on exercise of currently exercisable stock options.
(9)	Based solely upon information provided to the Company by ACT Capital Management, LLLP, located at 2 Radnor Corporate Center, Suite 111, Radnor, PA 19087 as of December 31, 2013.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11. “Executive Compensation – Executive Compensation and “– Employment Agreements,” we or Life Sciences have been a party to the following transactions since January 1, 2011 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Life Sciences has a sponsored research agreement with Trauma Research LLC, or TRLLC, an entity owned by Dr. Bar-Or. Under the terms of the research agreement, Life Sciences is to provide personnel and equipment with an equivalent value of $263,750 per year and to make monthly equipment lease payments of $7,236 on behalf of TRLLC. Lease commitments expired as of January 2011. In exchange, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement. The research agreement expires on August 31, 2014 and may be terminated by either party on six months’ notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement.

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

Life Sciences has license agreements with the Institute for Molecular Medicine, Inc. (“IMM”) a nonprofit research organization founded by Dr. Bar-Or, who also serves as its executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Life Sciences pays the costs associated with obtaining and maintaining intellectual property subject to the license agreements. In the license covering certain Methylphenidate derivatives, Life Sciences is entitled to deduct twice the amounts it has paid to maintain the intellectual property from any amounts that may become due to IMM under the license agreement, if and when the intellectual property becomes commercially viable and generates revenue. We paid $141,436 and $122,599 during the years ended 2012 and 2011, respectively, in legal and patent fees to maintain the intellectual property of IMM. In March 2013, the patents were transferred to Luoxis Diagnostics, an 80.9% subsidiary in Ampio, in exchange for Luoxis stock valued at $50,000.

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

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below. If advance approval is not feasible then the related party transaction will be considered at the Audit Committee’s next regularly scheduled meeting. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Board of Directors has delegated to the chair of our Audit Committee the authority to pre-approve or ratify any request for us to enter into a transaction with a related party, in which the amount involved is less than $120,000 and where the chair is not the related party. Our Audit Committee will also review certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will exceed $120,000 including, employment of executive officers, director compensation, certain transactions with other organizations, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions and certain banking-related services.

Director Independence

Our common stock is listed on the NYSE MKT. The listing rules of the NYSE MKT require that a majority of the members of the board of directors be independent. The rules of the NYSE MKT require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Governance Committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under the rules of the NYSE MKT, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

In October 2013, our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that at the time none of Messrs. Macaluso, Coelho, Giles and Stevens, representing four of our six directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE MKT. Since Mr. Macaluso became our chief executive officer on January 9, 2012, and Mr. Wingerter departed, we now have three independent directors out of five directors, represented by Messrs. Coelho, Giles and Stevens. Our Board of Directors also determined that Messrs. Giles, Coelho and Stevens, who comprise our Audit Committee and our Compensation Committee, and Messrs. Giles and Coelho, who comprise our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NYSE MKT rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Board of Directors also has determined that Mr. Giles qualifies as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP has served as our independent auditors since March 16, 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ended December 31, 2013.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP for the audit of our annual consolidated financial statements for the respective periods.

	Year Ended December 31,
	2013	2012	2011
Audit fees (1)	$139,500	$135,000	$163,141
Audit-related fees (2)	24,952	20,767	120,698
Tax fees (3)	14,000	15,385	12,490

Total fees	$178,452	$171,152	$296,329

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2013, 2012 and 2011 are comprised of fees related to registration statements and accounting consultation fees.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit number	Exhibit title

2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)

2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)

2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)

2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)

2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)

3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)

3.2	Certificate of Amendment to Certificate of Incorporation(4)

3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)

3.4	Bylaws of the Registrant, as currently in effect (4)

4.1	Specimen Common Stock Certificate of the Registrant (11)

4.2	Form of Unsecured Senior Convertible Debenture (5)

4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)

4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)

4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)

4.6	Form of Underwriter Warrant (19)

10.1	Form of Director and Executive Officer Indemnification Agreement (7)

10.2	2010 Stock Incentive Plan and forms of option agreements (7)**

10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**

10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**

10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**

10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**

Exhibit number	Exhibit title

10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**

10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)

10.8	Sponsored Research Agreement dated September 1, 2009 (7)***

10.9	Exclusive License Agreement, dated July 11, 2005(7)***

10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***

10.11	Exclusive License Agreement, dated February 17, 2009 (7)***

10.12	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.14	Extension Agreement for Notes Payable effective January 31, 2011(12)

10.15	Extension Agreement for Notes Payable effective January 31, 2011 (12)

10.16	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)

10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)

10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)

10.19	Promissory Note, dated June 23, 2010 (10)

10.20	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)

10.21	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)

10.22	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)

10.23	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011 (23)***

10.24	Employment Agreement, effective January 9, 2012, by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso (20)**

10.25	Employment Agreement, effective December 15, 2012, by and between Ampio Pharmaceuticals, Inc. and Joshua R. Disbrow (21)**

10.26	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

10.27	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

10.28	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 15, 2013 (24)**

10.29	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 15, 2013 (24)**

10.30	Securities Purchase Agreement by and among Ampio Pharmaceuticals, Inc. and the Purchasers (as defined therein), dated September 25, 2013 (25)

Exhibit number	Exhibit title

10.31	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 4, 2013 (26)**

10.32	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013 (27)

10.33	Amendment of 2010 Stock and Incentive Plan (28)**

10.34*	Human Serum Albumin Ingredient Purchase and Sale Agreement by and between Ampio Pharmaceuticals, Inc. and Supplier, dated October 10, 2013***

16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)

21.1	List of subsidiaries of the Registrant (18)

23.1*	Consent of EKS&H LLLP

31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 8-K filed January 7, 2011.
(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
(19)	Incorporated by reference from Registrant’s Form 8-K filed July 13, 2012.

(20)	Incorporated by reference from Registrant’s Form 8-K filed September 13, 2012.
(21)	Incorporated by reference from Registrant’s Form 8-K filed December 20, 2012.
(22)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(24)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2013.
(25)	Incorporated by reference from Registrant’s Form 8-K filed September 26, 2013.
(26)	Incorporated by reference from Registrant’s Form 8-K filed October 4, 2013.
(27)	Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013.
(28)	Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: February 14, 2014	By:	/s/ Michael Macaluso
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 14, 2014.

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

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ampio Pharmaceuticals, Inc. and Subsidiaries

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Ampio Pharmaceuticals, Inc. and Subsidiaries (a development stage company, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013, and for the period from December 18, 2008 (inception) to December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampio Pharmaceuticals, Inc. and Subsidiaries (a development stage company) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, and for the period from December 18, 2008 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ampio Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

EKS&H LLLP

February 14, 2014

Denver, Colorado

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	$26,309,449	$17,682,517
Prepaid expenses	131,986	164,890

Total current assets	26,441,435	17,847,407

Fixed assets, net	1,298,504	59,290
In-process research and development	7,500,000	7,500,000
Patents, net	734,957	420,468
Deposits	43,856	20,000

	9,577,317	7,999,758

Total assets	$36,018,752	$25,847,165

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,900,576	$1,201,122
Accrued bonuses	522,056	—
Deferred revenue	50,000	50,000
Warrant derivative liability	—	384,771

Total current liabilities	2,472,632	1,635,893

Long-term deferred revenue	331,250	381,250

Total liabilities	2,803,882	2,017,143

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 42,065,031 in 2013 and 37,009,695 in 2012	4,207	3,701
Additional paid-in capital	96,942,744	63,687,558
Advances to stockholders	(90,640)	(90,640)
Deficit accumulated in the development stage	(63,779,155)	(39,770,597)

Total Ampio stockholders’ equity	33,077,156	23,830,022
Non-controlling interests	137,714	—

Total equity	33,214,870	23,830,022

Total liabilities and equity	$36,018,752	$25,847,165

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

	Years Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
License revenue	$50,000	$50,000	$18,750	$118,750

Expenses
Research and development	$18,288,871	$7,493,824	$6,648,397	$35,473,596
General and administrative	5,785,002	4,376,932	4,504,494	19,840,914

Total operating expenses	24,073,873	11,870,756	11,152,891	55,314,510

Other income (expense)
Interest income	12,287	21,943	6,684	42,820
Interest expense	—	—	(8,358)	(29,317)
Unrealized loss on fair value of debt instruments	—	—	(5,585,422)	(5,547,911)
Derivative income (expense)	(516,840)	205,768	(1,555,497)	(3,234,340)

Total other income (expense)	(504,553)	227,711	(7,142,593)	(8,768,748)

Net loss, before income tax	$(24,528,426)	$(11,593,045)	$(18,276,734)	$(63,964,508)
Foreign tax expense	—	—	82,500	82,500

Net loss	$(24,528,426)	$(11,593,045)	$(18,359,234)	$(64,047,008)

Net loss applicable to non-controlling interests	$519,868	$—	$—	$519,868

Net loss applicable to Ampio	$(24,008,558)	$(11,593,045)	$(18,359,234)	$(63,527,140)

Weighted average number of Ampio common shares outstanding	38,294,259	33,983,590	26,013,838

Basic and diluted Ampio net loss per common share	$(0.63)	$(0.34)	$(0.71)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Common Stock	Additional Paid in	Additional	Advances to	Deficit Accumulated in the Development	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Subscribed	Capital	Issuances	Stockholders	Stage	Interests	(Deficit)
Balance - December 18, 2008 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder December, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080

Balance - December 31, 2008	—	—	1,080,000	1,080	—	—	—	—	—	—	1,080
Issuance of common stock and assumption of liabilities in asset acquisition	—	—	3,500,000	3,500	—	—	—	—	(252,015)	—	(248,515)
Issuance of Series A Preferred Stock in exchange for cancellation of a note payable in April 2009	163,934	164	—	—	—	199,836	—	—	—	—	200,000
Issuance of restricted common stock in exchange for cash in April 2009	—	—	7,350,000	7,350	—	—	—	—	—	—	7,350
Issuance of Series A Preferred Stock in exchange for cash in April and May 2009	913,930	914	—	—	—	1,114,106	—	—	—	—	1,115,020
Common stock subscribed in November and December 2009	—	—	—	—	170,003	—	—	—	—	—	170,003
Net loss	—	—	—	—	—	—	—	—	(1,512,908)	—	(1,512,908)

Balance - December 31, 2009	1,077,864	$1,078	11,930,000	$11,930	$170,003	$1,313,942	$—	$—	$(1,764,923)	$—	$(267,970)
Conversion of equity in reverse merger acquisition	(1,077,864)	(1,078)	3,068,958	(10,430)	—	11,691	—	—	—	—	183
Common stock subscribed in March 2010	—	—	—	—	7,000	—	—	—	—	—	7,000
Issuance of common stock in exchange for cash in March and June 2010, net of offering costs of $350,000	—	—	1,078,078	108	(177,003)	1,536,522	—	—	—	—	1,359,627
Issuance of common stock for services	—	—	1,030,000	103	—	1,802,397	(3,281)	—	—	—	1,799,219
Stock-based compensation	—	—	—	—	—	1,297,083	—	—	—	—	1,297,083
Loans to shareholders	—	—	—	—	—	—	—	(150,183)	—	—	(150,183)
Net loss	—	—	—	—	—	—	—	—	(8,053,395)	—	(8,053,395)

Balance - December 31, 2010	—	$—	17,107,036	$1,711	$—	$5,961,635	$(3,281)	$(150,183)	$(9,818,318)	$—	$(4,008,436)
Stock-based compensation	—	—	13,635	1	—	1,983,784	—	—	—	—	1,983,785
Issuance of common stock for services	—	—	—	—	—	—	3,281	—	—	—	3,281
Conversion of debentures	—	—	1,281,852	128	—	9,423,947	—	—	—	—	9,424,075
Shares issued for cash	—	—	1,714	—	—	3,000	—	—	—	—	3,000
Options exercised, net	—	—	301,604	30	—	109,015	—	—	—	—	109,045
Issuance of common stock for acquisition of DMI BioSciences, Inc., net of 3,500,000 shares of Ampio common stock exchanged	—	—	5,167,905	517	—	7,852,220	—	—	—	—	7,852,737
Issuance of common stock in exchange for cash in March and April, net of offering costs of $2,704,328	—	—	5,092,880	509	—	10,916,029	—	—	—	—	10,916,538
Warrants exercised	—	—	88,669	8	—	784,356	—	—	—	—	784,364
Shares received in exchange for options issued	—	—	(98,416)	(9)	—	574,009	—	—	—	—	574,000
Escrow shares claimed	—	—	(95,700)	(9)	—	9	—	—	—	—	—
Repayment of advance	—	—	—	—	—	—	—	22,660	—	—	22,660
Issuance of common stock in exchange for cash in December, net of offering costs of $982,083	—	—	2,220,255	222	—	8,453,779	—	—	—	—	8,454,001
Net loss	—	—	—	—	—	—	—	—	(18,359,234)	—	(18,359,234)

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$—	$46,061,783	$—	$(127,523)	$(28,177,552)	$—	$17,759,816
Issuance of common stock for services	—	—	24,072	3	—	100,147	—	—	—	—	100,150
Options exercised, net	—	—	680,809	68	—	617,932	—	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	—	32,692	—	—	—	—	32,694
Stock-based compensation	—	—	—	—	—	1,522,374	—	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	—	—	36,883	—	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	—	15,352,630	—	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	—	—	(11,593,045)	—	(11,593,045)

Balance - December 31, 2012	—	$—	37,009,695	$3,701	$—	$63,687,558	$—	$(90,640)	$(39,770,597)	$—	$23,830,022
Issuance of common stock for services	—	—	22,752	2	—	88,048	—	—	—	—	88,050
Issuance of common stock in exchange for cash in September, net of offering costs of $297,768	—	—	4,600,319	460	—	25,003,526	—	—	—	—	25,003,986
Issuance of common stock of Luoxis for cash net of offering costs of $985,274 (Note 3)	—	—	—	—	—	3,340,937	—	—	—	639,353	3,980,290
Issuance of common stock of Luoxis in exchange for patents (Note 3)	—	—	—	—	—	42,510	—	—	—	7,490	50,000
Non-controlling interests on contributed assets	—	—	—	—	—	(10,739)	—	—	—	10,739	—
Options exercised, net	—	—	238,381	24	—	159,858	—	—	—	—	159,882
Warrants exercised, net	—	—	193,884	20	—	1,182,761	—	—	—	—	1,182,781
Stock-based compensation	—	—	—	—	—	3,448,285	—	—	—	—	3,448,285
Net loss	—	—	—	—	—	—	—	—	(24,008,558)	(519,868)	(24,528,426)

Balance - December 31, 2013	—	$—	42,065,031	$4,207	$—	$96,942,744	$—	$(90,640)	$(63,779,155)	$137,714	$33,214,870

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Years Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Cash flows from operating activities:
Net loss	$(24,528,426)	$(11,593,045)	$(18,359,234)	$(64,047,008)
Depreciation and amortization	137,680	62,396	42,551	242,627
Common stock issued for services	88,050	100,150	3,281	1,990,700
Stock-based compensation	3,448,285	1,522,374	1,983,785	8,251,527
Derivative expense (income)	516,840	(205,768)	1,555,497	3,234,340
Unrealized loss on fair value of debt instruments	—	—	5,585,422	5,547,911
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) Decrease in prepaid expenses	32,904	(121,770)	17,414	(131,986)
Increase (Decrease) in related party payable (receivable)	—	—	(78,321)	109,789
Increase (Decrease) in accounts payable	699,454	570,500	166,171	1,900,578
Increase (Decrease) in deferred revenue	(50,000)	(50,000)	481,250	381,250
Increase (Decrease) in accrued bonuses/salaries	522,056	—	(526,733)	522,056
Increase in accrued interest payable	—	—	(2,745)	16,948

Net cash used in operating activities	(19,133,157)	(9,715,163)	(9,131,662)	(41,981,268)

Cash flows used in investing activities:
Purchase of fixed assets	(1,311,383)	—	(84,705)	(1,396,088)
Purchase of patents	(330,000)	—	—	(330,000)
Deposits	(23,856)	15,000	(35,000)	(43,856)

Net cash used in investing activities	(1,665,239)	15,000	(119,705)	(1,769,944)

Cash flows from financing activities:
Proceeds from related party notes payable and debentures	—	—	382,000	2,593,000
Proceeds from sale of common stock	25,742,806	17,542,867	22,435,500	67,089,230
Costs related to sale of common stock	(297,768)	(1,559,395)	(2,797,747)	(4,654,910)
Proceeds from sale of Luoxis common stock (Note 3)	4,652,500	—	—	4,652,500
Costs related to sale of Luoxis common stock (Note 3)	(672,210)	—	—	(672,210)
Proceeds from common stock subscribed	—	—	—	177,003
Proceeds from sales of Series A Preferred Stock	—	—	—	1,115,020
Advances (to) from shareholders	—	36,883	22,660	(90,640)
Payment of liabilities assumed in asset purchase	—	—	—	(48,515)
Payment of related party notes	—	—	(100,000)	(100,000)
Increase in cash from acquisition	—	—	—	183

Net cash provided by financing activities	29,425,328	16,020,355	19,942,413	70,060,661

Net change in cash and cash equivalents	8,626,932	6,320,192	10,691,046	26,309,449
Cash and cash equivalents at beginning of period	17,682,517	11,362,325	671,279	—

Cash and cash equivalents at end of period	$26,309,449	$17,682,517	$11,362,325	$26,309,449

Supplementary cash flow information:
Interest paid	$—	$—	$8,358	$8,358
Income taxes paid	$—	$—	$82,500	$82,500

Non-cash transactions:
Liabilities assumed in asset purchase, recorded as a distribution	$—	$—	$—	$248,515
Conversion of notes payable to Series A Preferred Stock	$—	$—	$—	$200,000
Common stock issued for common stock subscriptions received	$—	$—	$—	$177,003
Deferred charge recorded for common stock issued in exchange for services	$—	$—	$—	$1,802,500
Issuance of Luoxis stock for patents (Note 3)	$50,000	$—	$—	$50,000
Common stock issued for acquisition of DMI BioSciences, Inc.	$—	$—	$7,852,737	$7,852,737
Conversion of debentures to common stock	$—	$—	$9,424,075	$9,424,075
Warrant compensation from common stock offering costs	$—	$180,194	$888,664	$1,068,858
Warrant compensation from Luoxis common stock offering costs (Note 2)	$313,064	$—	$—	$313,064
Merger liability - shares exchanged for options	$—	$—	$574,000	$574,000
Debenture warrant exercise fair value adjustment	$901,611	$20,372	$629,192	$1,551,175

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Business, Basis of Presentation and Merger

These financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly owned subsidiaries, DMI Life Sciences, Inc.(“Life Sciences”), DMI Acquisition Corp., DMI BioSciences, Inc. (“BioSciences”), Vyrix Pharmaceuticals, Inc. (“Vyrix”) and Luoxis Diagnostics, Inc. (“Luoxis”), a 80.9% owned subsidiary – see Note 3. We are a development stage biopharmaceutical company focused on primarily developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and diagnostic platform.

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until April 16, 2009, at which time Life Sciences purchased certain assigned intellectual property, business products and tangible property from BioSciences. Life Sciences issued 3,500,000 shares of its common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased. The assets that Life Sciences acquired from BioSciences had a carrying value of zero, as BioSciences had expensed all of the research and development costs it incurred with respect to the intellectual property purchased. On March 2, 2010, Life Sciences merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the “Merger”). Chay issued 15,068,942 shares of common stock to acquire Life Sciences, which resulted in the stockholders of Life Sciences owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Note 14 – Related Party Transactions. In conjunction with the Merger, Chay purchased 263,624 shares of its common stock from the Chay Control Shareholders for $150,000 in cash.

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

Subsequent to the Merger, Chay Enterprises, Inc. was renamed Ampio Pharmaceuticals, Inc.

On March 23, 2011, Ampio acquired BioSciences (the “BioSciences Merger”). Bioscience’s principal asset consisted of the worldwide rights to Zertane, as to which BioSciences held 32 issued patents and 31 pending patent applications. Zertane is a repurposed drug to treat male sexual dysfunction pertaining to premature ejaculation (PE) in men. See Note 4 – Acquisition of DMI BioSciences for terms of the acquisition.

Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date. Ampio is considered to be a development stage company.

Note 2 – Summary of Significant Accounting Policies

Principals of Consolidation

These consolidated financial statements include the accounts of Ampio and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

Revenue Recognition/Deferred Revenue

Payments made upon signing of license agreements are for the right to use the license and are deferred and amortized over the lesser of the license term or patent life of the licensed drug. Milestone payments relate to obtaining regulatory approval in the territory, cumulative sales targets, and other projected milestones and are recognized at the time the milestone requirements are achieved. Royalties will be recognized as revenue when earned.

Fixed Assets

Fixed assets are recorded at cost and are depreciated on the straight-line method over estimated useful lives, generally five years. Fixed assets consist of the following:

	December 31,
	2013	2012
Manufacturing Facility/Clean Room - in progress	$1,000,843	$—
Office furniture and equipment	116,088	84,705
Lab equipment	279,157	—
Less accumulated depreciation	(97,584)	(25,415)

Fixed assets, net	$1,298,504	$59,290

The Company recorded the following depreciation expense in the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Depreciation Expense	$72,169	$16,940	$8,475	$97,584

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

	December 31,
	2013	2012
Patents	$880,000	$500,000
Less accumulated armortization	(145,043)	(79,532)

Patents, net	$734,957	$420,468

The Company recorded the following amortization expense in the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Amortization Expense	$65,511	$45,456	$34,076	$145,043

Future amortization is as follows:

2014	$70,789
2015	70,789
2016	70,789
2017	70,789
2018	70,789
Thereafter	381,012

$734,957

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the March 2011 business combination of BioSciences Note 4 – Acquisition of DMI BioSciences. The $7,500,000 recorded was based on an independent third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life.

Use of Estimates

The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, hybrid debt instruments, valuation allowances, stock-based compensation and assumptions in evaluating impairment of indefinite lived assets. Actual results could differ from these estimates.

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 7 – Short Term Debt. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model.

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

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between the benefits that are both recognized and measured pursuant to FASB ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition under ASC 740-10. The Company is no longer subject to income tax examinations for federal income taxes before 2010 or for Colorado before 2009.

Net Loss per Common Share

Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in the earnings of Ampio. Basic and diluted loss per share was the same in 2013, 2012 and 2011. Although there were common stock equivalents of 5,662,748, 5,677,186 and 4,509,882 shares outstanding at December 31, 2013, 2012 and 2011, respectively, consisting of stock options and warrants; they were not included in the calculation of earnings per share because they would have been anti-dilutive.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the straight-line method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods as follows:

	Year Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Research and development costs	$18,288,871	$7,493,824	$6,648,397	$35,473,596

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

Impairment of Long-Lived Assets

Ampio routinely performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2013, no impairment existed for long-lived assets.

Newly Issued Accounting Pronouncements

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

Note 3 – Formation of Subsidiaries

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

As a result of the private placement closings, Ampio owns 80.9% of Luoxis. The consolidated financial statements include Luoxis since Ampio has a controlling financial interest and the third-party holdings (19.1%) are referred to as “non-controlling interests”. The Luoxis cash balance, included in the consolidated financial statements at December 31, 2013, totaled $1,703,047.

On November 18, 2013, Ampio formed Vyrix Pharmaceuticals, Inc., a wholly-owned subsidiary, to provide a platform to focus and monetize its sexual dysfunction portfolio.

Note 4 – Acquisition of DMI BioSciences

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

Note 5 – Asset Purchase Agreement/Product Technology License

On December 2, 2011, Ampio entered into a $2,000,000 Asset Purchase Agreement with Valeant International (Barbados) SRL (formerly BioVail Laboratories International) (“Valeant”). The agreement provides for the sale and transfer of all of Valeant’s rights, title and interest in and to a license agreement containing patented technology, specified data, information, manufacturing rights and know-how relating to an ODT formulation for Zertane, including samples of the Zertane product, in exchange for cash of $2,000,000 and a 3% royalty on net sales. This Product License is a major component for documenting the manufacturing process for regulatory approval and accelerating the timeline for commercialization of Zertane.

The ODT formulation has not been petitioned for regulatory approval and, since the License has no alternative future use, the cost of this purchase has been expensed.

Note 6 – License Agreement/Revenue Recognition

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

Note 7 – Short Term Debt

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

Pursuant to the terms of the agreements, a total of 51,215 warrants were issued in connection with the Related Party Debentures which have an expiration date of December 31, 2013. The exercise price of the warrants is $1.75 per share. The warrants are subject to adjustment for recapitalization events. The warrants are described more fully in Note 12 – Common Stock.

Senior Unsecured Mandatorily Redeemable Debentures

Ampio issued Senior Unsecured Mandatorily Redeemable Debentures (“2011 Redeemable Debentures”) with a face value of $382,000 between January 20, 2011 and January 31, 2011. Between October 22, 2010 and December 29, 2010, Ampio issued three tranches of Senior Unsecured Mandatorily Redeemable Debentures (“2010 Redeemable Debentures”) with an aggregate face value of $1,381,000. All Redeemable Debentures were issued on the same terms. Upon receipt of the principal amount, Ampio issued warrants that entitled the holder to acquire on exercise of the warrants an aggregate number of shares of the Company’s common stock equal to 20% of the conversion shares issuable upon conversion of the debentures. The Redeemable Debentures accrued interest at 8% per annum. On February 28, 2011, pursuant to the terms of the debenture agreements, principal of $1,763,000 and interest of $32,146 were converted into 1,025,794 shares of common stock at a price of $1.75 per share.

In connection with the conversion, Ampio issued warrants to purchase 205,174 shares of common stock which included accrued interest on both the 2010 and 2011 Redeemable Debentures. The warrants issued in connection with the 2011 and the 2010 Redeemable Debentures had an expiration date of December 31, 2013. The exercise price for the warrants became fixed at $1.75 per share on February 28, 2011. The warrants were all exercised prior to expiration. The warrants are described more fully in Note 12 – Common Stock.

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

The following table reflects the allocation of the purchase of the 2011 debentures at the time of financing:

2011
Unsecured
Purchase price allocation
Hybrid debt instruments	$1,096,064
Warrants	211,073
Derivative loss, included in derivative expense	(925,137)

$382,000

Note 8 - Derivative Financial Instruments

The warrants associated with the derivative liability expired on December 31, 2013, however, all the warrants were exercised prior to expiration. The components of warrant derivative liability as reflected in the consolidated balance sheets are as follows:

	December 31, 2013		December 31, 2012
	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Ampio’s financings giving rise to derivative financial instruments:
Warrants (dates correspond to hybrid financing):
Tranche 1 - August 10, 2010	—	$—	51,215	$116,635
Tranche 2 - October 22, 2010-October 29, 2010	—	—	—	—
Tranche 3 - November 12, 2010-November 29, 2010	—	—	66,434	195,813
Tranche 4 - December 13, 2010-December 29, 2010	—	—	13,686	33,913
Tranche 5 - January 20, 2011-January 31, 2011	—	—	29,344	38,410

	—	$—	160,679	$384,771

Ampio elected to measure the Senior Convertible Debentures at fair value in their entirety, rather than bifurcating the conversion option. The fair value of the hybrid debt instrument comprises the present value of the principal and coupon enhanced by the conversion option. Both the Warrants and the conversion options embedded in the hybrid debt instruments were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, Ampio projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of Ampio’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair value, Ampio’s income has reflected the volatility in these estimate and assumption changes.

The following table summarizes the effects on Ampio’s income (expense) associated with changes in the fair value of Ampio’s derivative financial instruments by type of financing for the respective periods:

	Year Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$(184,252)	$66,497	$(134,375)	$(279,555)
Tranche 2 - October 22, 2010-October 29, 2010	—	5,278	(103,027)	(92,543)
Tranche 3 - November 12, 2010-November 29, 2010	(253,998)	99,333	(329,780)	(518,758)
Tranche 4 - December 13, 2010-December 29, 2010	(35,018)	16,584	(25,917)	(46,416)
Tranche 5 - January 20, 2011-January 31, 2011	(43,572)	18,076	(372,260)	(62,756)
Day-one derivative expense	—	—	(925,138)	(2,234,312)

	$(516,840)	$205,768	$(1,890,497)	$(3,234,340)

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

	December 18, 2008 (Inception) through December 31, 2013
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

Note 9 – Fair Value Considerations

Ampio’s financial instruments include cash and cash equivalents, accounts payable, accrued bonuses and warrant derivative liabilities. The carrying amounts of cash and cash equivalents, accounts payable and accrued bonuses approximate their fair value due to their short maturities. Derivative financial instruments, as defined by GAAP, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require little to no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets, with changes in fair value recorded in earnings.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2013

LIABILITIES
Warrant derivative liabilities	—	—	$—	$—

December 31, 2012

LIABILITIES
Warrant derivative liabilities	—	—	$384,771	$384,771

Significant assumptions in valuing the warrant liability during the years ended were as follows:

	December 31, 2013	December 31, 2012
Warrants (All Tranches):
Exercise price	$1.75	$1.75
Volatility	131.55%	148.60%
Equivalent term (years)	0.01 - 0.15	0.61 - 1.08
Risk-free interest rate	0.03%	0.16%

Significant assumptions in valuing the warrant liability were as follows as of the inception dates:

	2011 Inception Dates
	January 20, 2011	January 24, 2011	January 31, 2011	February 22, 2011
Warrants (2011 Issuances):
Exercise price	$1.75	$1.75	$1.75	$1.75
Volatility	204.42%	204.42%	204.42%	204.42%
Equivalent term (years)	3.00	3.00	3.00	2.46 - 2.94
Risk-free interest rate	1.07%	1.05%	0.98%	0.74% - 1.22%

Warrants (2010 Issuances):	2010 Inception Dates
Exercise price	$1.40 - $1.75
Volatility	212.48%
Equivalent term (years)	3.08 - 3.47
Risk-free interest rate	0.53% - 1.02%

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as Level 3 in the fair valued hierarchy:

	Derivative and Hybrid Debt Instruments
				December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Balance as of January 1	$(384,771)	$(610,911)	$(3,141,260)	$—
Total losses (realized or unrealized):
Included in earnings	(516,840)	205,768	(6,215,781)	(6,547,939)
Debenture conversions		—	9,424,075	9,424,075
Debenture issuances		—	(1,096,064)	(3,876,164)
Warrant exercises	901,611	20,372	629,192	1,551,175
Warrant issuances		—	(211,073)	(551,147)

Balance as of December 31	$—	$(384,771)	$(610,911)	$—

Change in unrealized gain (losses) included in earnings relating to derivatives and hybrid debt instruments held as of December 31	$—	$—	$(5,585,422)	$(5,547,911)

Note 10 – Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s consolidated financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2013	2012	2011
Benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal income tax impact	(3.1)%	(3.1)%	(3.1)%
Stock-based compensation	3.7%	3.2%	1.6%
Research and development credits	—%	—%	—%
Change in valuation allowance	33.4%	33.9%	35.5%

Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	2013	2012	2011
Current deferred income tax asset (liabilities):
Accrued Liabilities	$—	$—	$16,000
Deferred Revenue License Agreement	19,000	19,000	19,000
Less: Valuation allowance	(19,000)	(19,000)	(35,000)

Total current deferred income tax asset (liabilities)	—	—	—

Long-term deferred income tax assets (liabilities):
Net operating loss carryforward	20,856,000	13,122,000	9,381,000
Derivative Expense	—	—	—
Section 197 license agreement	638,000	688,000	741,000
Deferred revenue license agreement	123,000	141,000	159,000
Share-based compensation expense	992,000	636,000	559,000
Unrealized gain on fair value of debt instruments	—	—	—
Property and equipment, due to difference in depreciation	(65,000)	(22,000)	—
Acquired patents	(139,000)	(156,000)	(185,000)
Acquired in-process research and development	(2,780,000)	(2,780,000)	(2,767,000)
Less: Valuation allowance	(19,625,000)	(11,629,000)	(7,888,000)

Total long-term deferred income tax assets (liabilities)	—	—	—

Total deferred income tax assets (liabilities)	$—	$—	$—

For the years ended December 31, 2013 and 2012, Ampio’s net provision for income taxes was zero for all jurisdictions. The Company recorded $82,500 of foreign tax expense for the year ended December 31, 2011, which related to withholding of foreign income tax for a Korean license agreement that is more fully described at Note 5. This $82,500 represented Ampio’s only tax expense for the year ended December 31, 2011.

As of December 31, 2013, Ampio has approximately $57,000,000 in consolidated net operating loss carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire in 2021 through 2033. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting. Those deferred tax assets include approximately $4,000,000 of net operating loss deductions. Equity will be increased if and when such deferred tax assets are ultimately realized.

Ampio has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to FASB ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”) and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition under ASC 740-10. Ampio files income tax returns in the United States federal and Colorado state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2010 or for Colorado before 2009.

Note 11 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2014	2015	2016	2017	2018	Thereafter
Manufacturing Facility/Clean Room - in progress	$3,356,288	$3,356,288	$—	$—	$—	$—	$—
Ampion supply agreement	11,475,000	1,275,000	2,550,000	2,550,000	2,550,000	2,550,000	—
Clinical research and trial obligations	8,191,680	8,191,680	—	—	—	—	—
Sponsored research agreement with related party	175,833	175,833	—	—	—	—	—
Office lease	3,347,735	137,105	286,966	296,639	306,312	315,985	2,004,729
Employment agreements	1,372,083	935,833	436,250	—	—	—	—

	$27,918,619	$14,071,739	$3,273,216	$2,846,639	$2,856,312	$2,865,985	$2,004,729

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room will provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate all operations of the company in a single facility. The Company continues to enter into contracts for the construction of the facility as well as specialized equipment.

Ampion Supply Agreement

In connection with the manufacturing facility/clean room, Ampio entered into a human serum albumin ingredient and purchase sale agreement with a total commitment of $11,475,000.

Clinical Research Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $1,112,474 on contracts related to the Ampion study drug and $7,079,206 remaining contract commitments related to the Optina study drug. Ampio has subsequently entered into agreement with clinical research organizations for upcoming trials which are described in Note 17 – Subsequent Events.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 day notice.

Leases

On May 20, 2011 Ampio entered into a non-cancellable operating lease for office space effective June 1, 2011, which expires July 2014. Commitments include the annual operating expense increase for 2014. On December 13, 2013, Ampio entered into a 125 month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The new lease has an initial base rent of $23,376 per month, with the total base rent over the term of the lease of approximately $3.3 million. Rent expense for the respective periods follows:

	Years Ended December 31,
	2013	2012	2011
Rent expense	$117,670	$100,495	$92,989

Employment Agreements

As of December 31, 2013, Ampio has employment agreements with four of its executive officers. Under the employment agreements, the executive officers are collectively entitled to receive $955,000 in annual salaries, plus a 50% discretionary performance bonus related to milestone achievements. The employment agreements expired July 31, 2013 with respect to our chief scientific officer and chief regulatory affairs officer, and expire in January 2015 with respect to our chief executive officer and December 2015 with respect to our chief operating officer. The portion of the salary due to our chief scientific officer that is included in the Sponsored Research Agreement with Trauma Research LLC (“TRLLC”) is excluded from the officers’ employment agreements commitment. On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or, Chief Scientific Officer, and Dr. Vaughan Clift, Chief Regulatory Affairs Officer, for one additional year, expiring July 31, 2014. In connection with this Amendment, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. Vyrix also has an employment agreement with its chief executive officer. The agreement is for a term of 36 months beginning on November 18, 2013. The chief executive officer is entitled to receive $210,000 in annual salary, plus a 50% discretionary performance bonus and 500,000 Vyrix stock options with 25% vesting upon grant and 25% annual vesting over three years.

Ampio has not recorded an accrual for compensated absences because the amount cannot be reasonably estimated.

Note 12 – Common Stock

Capital Stock

At December 31, 2013 and 2012, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001.

Shelf Registration

On September 30, 2011 Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80 million for offering from time to time. The registration statement also registered for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. Of the $80 million in Ampio common stock registered under the shelf, $28.4 remains under such registration statement after the sales referenced below.

On December 26, 2013 Ampio filed an additional shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $100 million for offering from time to time in the future, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective on January 22, 2014 by the Securities and Exchange Commission.

Registered Direct Placement

On September 30, 2013, Ampio closed on the sale of 4,600,319 shares of common stock at $5.50 per share, for a total of $25,301,754 of gross proceeds and $25,003,986 net proceeds after offering costs. The sale of the common stock was made pursuant to the Form S-3 Shelf Registration.

Underwritten Public Offering

On July 18, 2012 Ampio completed an underwritten public offering under the Form S-3 Shelf Registration for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to the Company were $16,912,545 with net proceeds of $15,353,150 after underwriter fees and cash offering expenses. Ampio also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017.

Registered Direct Offering

On December 27, 2011, Ampio completed a registered direct offering of its common stock under the Form S-3 Shelf Registration. A total of 2,220,255 shares were issued at $4.25 per share resulting in gross proceeds of $9,436,084 of which Ampio received net proceeds of $8,454,001, after placement agent commissions, non-accountable expenses and other offering costs.

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

As further discussed in Note 4 – Acquisition of DMI BioSciences, 8,667,905 shares of Ampio common stock were issued on March 23, 2011. At that time, the 3,500,000 shares issued in April 2009 to BioSciences in connection with the asset purchase were surrendered back to Ampio for cancellation.

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

Common Stock Issued for Services

Ampio issued 4,209, 9,072 and 13,635 shares valued at $30,000, $40,000 and $30,000 for each non-employee director as part of their director fees in 2013, 2012 and 2011 respectively. In addition, Ampio issued 15,000 shares with a value of $60,150 on October 1, 2012 and 15,000 shares with a value of $58,050 on January 2, 2013 for services rendered by a consultant.

Note 13 – Equity Instruments

Options

At a special meeting on March 1, 2010, Ampio shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. At annual meetings of shareholders, including the latest meeting on December 14, 2013, shareholders have approved a total of 11,700,000 shares reserved for issuance under the 2010 plan.

During 2011, 840,000 options were issued at a weighted average exercise price of $3.95, with 638,333 vesting immediately. The remaining 201,667 options will vest annually over a period of from one to four years. In addition, Ampio issued options to purchase 435,717 shares to former BioSciences option holders. These were issued at a weighted average exercise price of $1.54. 175,873 of these options had been exercised at December 31, 2012. The remaining options have an average life of 1.05 years.

During 2012 an additional 2,095,000 options were granted at a weighted average exercise price of $2.97 to officers, directors, employees and consultants. 1,430,000 of these options vest monthly over three years, 75,000 shares vested immediately, 450,000 vest over a three year period, 90,000 over a two year period and 50,000 over one year.

During 2013 an additional 1,120,000 options were granted at a weighted average exercise price of $6.54 to officers, directors, employees and consultants. 230,000 of these options vest monthly over three years, 130,000 shares vested immediately, 90,000 vest over a three year period, 670,000 over one year.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2010	2,930,000	$1.13	9.63	$1,875,535
Granted	840,000	$3.95
Exercised or forfeited	(372,843)	$(1.62)
Issued in connection with BioSciences merger	435,717	$1.54

Outstanding December 31, 2011	3,832,874	$2.75	7.31	$3,443,616

Granted	2,095,000	$2.97
Exercised	(715,476)	$(1.07)
Forfeited	(256,250)	$(4.04)
Expired	(33,333)	$(5.96)

Outstanding December 31, 2012	4,922,815	$2.25	8.36	$7,132,347

Granted	1,120,000	$6.54
Exercised	(333,176)	$3.23
Forfeited/Cancelled	(574,581)	$1.89

Outstanding December 31, 2013	5,135,058	$3.54	8.74	$10,273,070

Exercisable at December 31, 2013	4,481,412	$2.44	6.89	$5,100,352

Available for grant at December 31, 2013	5,313,689

	Year Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Average fair value per share granted	$3.32	$2.17	$2.26	$1.70

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

	Years Ended December 31,
	2013	2012	2011
Expected volatility	70% - 89%	72% -93%	62% - 73%
Risk free interest rate	0.40% - 2.12%	0.18% - 1.15%	0.70% - 2.24%
Expected term (years)	3.0 - 6.5	3.0 - 6.5	5.0 - 6.5
Dividend yield	0.0%	0.0%	0.0%

Pursuant to the Luoxis 2013 Stock Option Plan (the “2013 Plan”), 5,000,000 shares of its common stock were reserved for issuance under the 2013 Plan. On June 15, 2013, Luoxis granted 1,800,000 shares to officers, employees and consultants. The shares have an exercise price of $1.00 which is the same as the private placement offering price. Twenty-five percent of the shares vested immediately and the remainder vest annually on the grant date at a rate of 25% over the next three years. The fair value of these options totaling $1,272,366 were also calculated using the Black-Scholes option pricing model utilizing the same methodology as described above for Ampio including the following assumptions:

Expected volatility	85.73% - 86.35%
Risk free interest rate	1.04% - 1.53%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Luoxis stock option activity is as follows:

	Number of Options	Exercise Price	Remaining Contractual Life	Aggregate Fair Value
Granted June 15, 2013	1,800,000	$1.00

Outstanding December 31, 2013	1,800,000	$1.00	9.72	$1,272,366

Exercisable at December 31, 2013	450,000	$1.00	9.72	$303,492

Available for grant at December 31, 2013	3,200,000

Vyrix has also adopted a 2013 Stock Option Plan (the “Vyrix 2013 Plan”) which reserved 5,000,000 shares of its common stock for issuance to officers, employees and consultants. As of December 31, 2013, 500,000 shares had been granted to Vyrix’s chief executive officer. Twenty-five percent or 125,000 shares vested immediately and the remainder vest annually over three years. The exercise price will be established at the time of a Vyrix capital raise. For valuation purposes, an estimate of $1.75 was utilized for calculation using the Black-Scholes option pricing model using the same methodology as described above for Ampio including the following assumptions:

Expected volatility	66.40% - 76.42%
Risk free interest rate	1.33% - 2.02%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

The total aggregate fair value of these options was estimated at $557,134.

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

The following table summarizes stock-based compensation expense for the years ended 2013, 2012 and 2011:

	Years Ended December 31,			December 18, 2008 (Inception) through
	2013	2012	2011	December 31, 2013
Research and development expenses
Stock options
Ampio	$1,691,578	$395,644	$315,524	$2,783,839
Luoxis	$305,662	$—	$—	$305,662
General and administrative expenses
Common stock issued for services	88,050	100,150	33,281	1,990,700
Stock options
Ampio	1,138,208	1,126,730	1,638,261	4,849,189
Luoxis	172,765	—	—	172,765
Vyrix	140,070	—	—	140,070

	$3,536,333	$1,622,524	$1,987,066	$10,242,225

Unrecognized expense at December 31, 2013
Ampio	$3,861,775
Luoxis	$793,938
Vyrix	$417,064
Weighted average remaining years to vest
Ampio	1.57
Luoxis	2.45
Vyrix	2.88

Warrants

Ampio issued warrants in 2013, 2012 and 2011 in conjunction with its 2012 Underwritten Public Offering and 2011 Private Placement and Related Party Debentures and its Redeemable Debentures as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2010	206,973	$1.75	2.99
Warrants issued to Debenture holders	49,416	$1.75
Warrants exercised	(88,669)	$(1.75)
Warrants issued in connection with Private Placement	509,288	$3.13

Outstanding December 31, 2011	677,008	$2.78	3.69

Warrants exercised - Debenture holders	(7,041)	$(1.75)
Warrants exercised - Private Placement	(54,058)	$(3.13)
Warrants issued in connection with Underwritten Offering	138,462	$4.06

Outstanding December 31, 2012	754,371	$3.00	3.01

Warrants exercised - Debenture holders	(160,679)	$(1.75)
Warrants exercised - Private/Registered Direct Placements	(4,504)	$(3.13)
Warrants exercised - Private/Registered Direct Placements	(61,498)	$(4.06)

Outstanding December 31, 2013	527,690	$2.93	2.44

The exercise price of the warrants associated with Related Party Debentures and the Redeemable Debentures was fixed at $1.75 per share. The warrants expired on December 31, 2013 but were exercised prior to that date. The warrants issued to debenture holders in 2011 were associated with the $382,000 of 2011 Debentures and in conjunction with accrued interest.

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

Note 14 – Related Party Transactions

Life Sciences has a sponsored research agreement with Trauma Research LLC, or TRLLC, an entity owned by Dr. Bar-Or. Under the terms of the research agreement, Life Sciences is to provide personnel and equipment with an equivalent value of $263,750 per year and to make monthly equipment lease payments of $7,236 on behalf of TRLLC. Lease commitments expired as of January 2011. In exchange, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement. The research agreement expires on August 31, 2014 and may be terminated by either party on six months’ notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement.

Ampio had license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio paid the costs associated with maintaining intellectual property subject to the license agreements. As further noted in Note 3 – Formation of Subsidiaries, the intellectual property associated with the license agreements were assigned to Luoxis and the license agreements are no longer applicable to Ampio.

In June 2013, Luoxis entered into an agreement with TRLLC, a related party controlled by Dr. David Bar-Or, a director and officer of Ampio. The agreement provides for Luoxis to pay $5,834 per month to TRLLC in consideration for services related to research and development of the Luoxis’ Oxidation Reduction Potential platform. In September 2013, Luoxis entered into an addendum to the agreement which provides for Luoxis to pay an additional $2,000 per month. These agreements are cancellable upon thirty day notice.

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

Note 15 – Litigation

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

Note 16 – Selected Quarterly Data (unaudited)

Quarterly results were as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2013
License Revenue	$12,500	$12,500	$12,500	$12,500

Operating expenses
Research and development	$2,786,822	$5,249,196	$4,803,856	$5,448,997
General and administrative	1,311,800	1,220,346	1,152,078	2,100,778

Total operating expenses	4,098,622	6,469,542	5,955,934	7,549,775

Net loss	$(4,208,323)	$(6,593,259)	$(6,193,930)	$(7,532,914)
Net loss applicable to non-controlling interests	$29,695	$175,638	$121,851	$192,684

Net loss applicable to Ampio	$(4,178,628)	$(6,417,621)	$(6,072,079)	$(7,340,230)

Basic and diluted Ampio net loss per common share	$(0.11)	$(0.17)	$(0.16)	$(0.18)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2012
License Revenue	$12,500	$12,500	$12,500	$12,500

Operating expenses
Research and development	$1,472,707	$1,551,629	$2,135,385	$2,334,103
General and administrative	1,536,201	727,164	677,928	1,435,639

Total operating expenses	3,008,908	2,278,793	2,813,313	3,769,742

Net loss	$(2,835,876)	$(2,495,885)	$(2,583,968)	$(3,677,316)
Net loss applicable to non-controlling interests	$—	$—	$—	$—

Net loss applicable to Ampio	$(2,835,876)	$(2,495,885)	$(2,583,968)	$(3,677,316)

Basic and diluted Ampio net loss per common share	$(0.09)	$(0.08)	$(0.07)	$(0.10)

Note 17 – Subsequent Events

In January 2014, Ampio entered into an agreement with a clinical research organization to conduct its 500 patent Phase III pivotal trial of Ampion for the treatment of osteoarthritis of the knee. The contract fees total $4.7 million and extend over approximately ten months.