Form 10-K/A
period 2013-12-31
Ampio Pharmaceuticals, Inc.
filed 2014-05-23
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-146542

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 DTC Parkway, Suite 925 Greenwood Village, Colorado	80111
(Address of principal executive offices)	(zip code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2013 was $161,591,937.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 12, 2014, 42,134,332 shares of common stock were outstanding.

EXPLANATORY NOTE — EXHIBIT FILING ONLY

Ampio Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), originally filed on February 14, 2014. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.34 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.34 based on Commission comments to not redact the supplier’s name. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description

10.34	Human Serum Albumin Ingredient Purchase and Sale Agreement by and between Ampio Pharmaceuticals, Inc. and Octapharma USA, Inc., dated October 10, 2013 (filed herein with certain information omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission).

23.1	Consent of EKS&H LLLP (filed herein).

32.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herein).

32.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 23, 2014	AMPIO PHARMACEUTICALS, INC.

	By:	/s/ Michael Macaluso
Michael Macaluso
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Michael Macaluso and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Macaluso	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 23, 2014
Michael Macaluso

/s/ Mark D. McGregor	Chief Financial Officer (Principal Financial and Accounting Officer)	May 23, 2014
Mark D. McGregor

/s/ David Bar-Or	Director	May 23, 2014
David Bar-Or

/s/ Philip H. Coelho	Director	May 23, 2014
Philip H. Coelho

/s/ Richard B. Giles	Director	May 23, 2014
Richard B. Giles

/s/ David R. Stevens	Director	May 23, 2014
David R. Stevens