Form 10-Q
period 2014-06-30
Ampio Pharmaceuticals, Inc.
filed 2014-08-08
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-35182

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 200

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437-6500

(Registrant’s telephone number, including area code)

5445 DTC Parkway, Suite 925

Greenwood Village, CO 80111

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

As of August 8, 2014, there were 51,972,266 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

FOR THE QUARTER ENDED JUNE 30, 2014

INDEX

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	4

	Consolidated Statements of Operations for the three and six months ended June 30, 2014 (unaudited) and the three and six months ended June 30, 2013 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (unaudited) and the six months ended June 30, 2013 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

•	our expectations with respect to our acquisition activity.

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65,635,267	$26,309,449
Prepaid expenses	1,152,934	131,986
Prepaid research and development - related party (Note 9)	265,785	—

Total current assets	67,053,986	26,441,435

Fixed assets, net (Note 2)	8,687,592	1,298,504
In-process research and development	7,500,000	7,500,000
Patents, net	699,563	734,957
Long-term portion of prepaid research and development - related party (Note 9)	996,694	—
Deposits	43,856	43,856

	17,927,705	9,577,317

Total assets	$84,981,691	$36,018,752

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,637,150	$1,900,576
Accrued liabilities - related party (Note 9)	450,000	—
Accrued bonuses	37,054	522,056
Deferred rent	79,105	—
Deferred revenue	85,714	50,000

Total current liabilities	4,289,023	2,472,632

Long-term deferred revenue	511,607	331,250
Long-term deferred rent	270,968	—

Total liabilities	5,071,598	2,803,882

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 51,937,431 in 2014 and 42,065,031 in 2013	5,194	4,207
Additional paid-in capital	163,041,438	96,942,744
Advances to stockholders	(90,640)	(90,640)
Accumulated Deficit	(82,712,858)	(63,779,155)

Total Ampio stockholders’ equity	80,243,134	33,077,156
Non-controlling interests	(333,041)	137,714

Total equity	79,910,093	33,214,870

Total liabilities and equity	$84,981,691	$36,018,752

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
License revenue	$21,429	$12,500	$33,929	$25,000

Expenses
Research and development	5,567,559	4,736,950	13,361,967	7,062,168
Research and development - related party (Note 9)	66,446	—	77,521	—
General and administrative	3,327,625	1,732,592	6,009,899	3,505,996

Total operating expenses	8,961,630	6,469,542	19,449,387	10,568,164

Other income (expense)
Interest income	7,505	3,172	11,000	7,449
Derivative expense	—	(139,389)	—	(265,867)

Total other income (expense)	7,505	(136,217)	11,000	(258,418)

Net loss	(8,932,696)	(6,593,259)	(19,404,458)	(10,801,582)

Net loss applicable to non-controlling interests	241,176	175,638	470,755	205,333

Net loss applicable to Ampio	$(8,691,520)	$(6,417,621)	$(18,933,703)	$(10,596,249)

Weighted average number of Ampio common shares outstanding	51,917,528	37,090,989	48,453,144	37,081,800

Basic and diluted Ampio net loss per common share	$(0.17)	$(0.17)	$(0.39)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid in Capital	Advances to Stockholders	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2013	—	$—	42,065,031	$4,207	$96,942,744	$(90,640)	$(63,779,155)	$137,714	$33,214,870

Issuance of common stock for services (unaudited)	—	—	4,209	—	30,000	—	—	—	30,000
Issuance of common stock in exchange for cash in March 2014, net of offering costs of $4,999,777 (unaudited)	—	—	9,775,000	979	63,424,244	—	—	—	63,425,223
Options exercised, net (unaudited)	—	—	85,684	8	17,545	—	—	—	17,553
Warrants exercised, net (unaudited)	—	—	7,507	—	—	—	—	—	—
Stock-based compensation (unaudited)	—	—	—	—	2,626,905	—	—	—	2,626,905
Net loss (unaudited)	—	—	—	—	—	—	(18,933,703)	(470,755)	(19,404,458)

Balance - June 30, 2014 (unaudited)	—	$—	51,937,431	$5,194	$163,041,438	$(90,640)	$(82,712,858)	$(333,041)	$79,910,093

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash flows from operating activities:
Net loss	$(19,404,458)	$(10,801,582)
Depreciation and amortization	83,075	57,759
Amortization of prepaid research and development - related party (Note 9)	77,521	—
Common stock issued for services	30,000	88,050
Stock-based compensation expense	2,626,905	1,370,803
Derivative expense	—	265,867
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in prepaid expenses	(1,020,948)	(249,487)
(Increase) in prepaid research and development - related party (Note 9)	(1,340,000)	—
Increase in accounts payable	198,671	557,912
Increase in accrued liabilities - related party (Note 9)	450,000	—
Increase in deferred rent	350,073	—
Increase (decrease) in deferred revenue	216,071	(25,000)
(Decrease) in accrued bonuses	(485,002)	—

Net cash used in operating activities	(18,218,092)	(8,735,678)

Cash flows used in investing activities:
Purchase of fixed assets	(5,898,866)	(283,814)
Purchase of patents	—	(330,000)

Net cash used in investing activities	(5,898,866)	(613,814)

Cash flows from financing activities:
Proceeds from sale of common stock	68,442,553	143,519
Costs related to sale of common stock	(4,999,777)	—
Proceeds from sale of Luoxis common stock (Note 3)	—	4,652,500
Costs related to sale of Luoxis common stock (Note 3)	—	(672,210)

Net cash provided by financing activities	63,442,776	4,123,809

Net change in cash and cash equivalents	39,325,818	(5,225,683)
Cash and cash equivalents at beginning of period	26,309,449	17,682,517

Cash and cash equivalents at end of period	$65,635,267	$12,456,834

Non-cash transactions:
Issuance of Luoxis stock for patents	$—	$50,000
Warrant compensation from Luoxis common stock offering costs	$—	$313,064
Debenture warrant exercise fair value adjustment	$—	$28,666
Fixed Assets included in accounts payable	$1,537,903	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation, Business and Mergers

Basis of Presentation

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), formerly known as Chay Enterprises, Inc. (“Chay”), and its wholly-owned subsidiaries, DMI Life Sciences, Inc. (“Life Sciences”), DMI Acquisition Corp., DMI BioSciences, Inc. (“BioSciences”), Vyrix Pharmaceuticals, Inc. (“Vyrix”) and Luoxis Diagnostics, Inc. (“Luoxis”), a 80.9% owned subsidiary – see Note 3. These unaudited consolidated financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2013, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its subsidiaries on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the period ended June 30, 2014 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended June 30, 2014 is unaudited. Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date.

Newly Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for Ampio’s calendar year 2015, however, early adoption is permitted and, accordingly, we have elected to implement the guidance in our second quarter 2014 financial statements.

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Business

We are a biopharmaceutical company focused on primarily developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and diagnostic platform.

Mergers

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

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the Financial Accounting Standard Board’s Accounting Standards Codification topic 730, Research and Development. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the three months ended June 30, 2014 and 2013 by $662,397 and $512,246, respectively, and for the six months ended June 30, 2014 and 2013 by $1,271,656 and $973,850, respectively. The correction of this error had no impact on our total operating expenses or our net loss for any periods presented.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	As of June 30, 2014	As of December 31, 2013
Manufacturing Facility/Clean Room - in progress	$8,318,299	$1,000,843
Office furniture and equipment	206,029	116,088
Lab equipment	308,529	279,157
Less accumulated depreciation	(145,265)	(97,584)

Fixed assets, net	$8,687,592	$1,298,504

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

On November 18, 2013, Ampio formed Vyrix Pharmaceuticals, Inc., a wholly-owned subsidiary, to provide a platform to focus and monetize its sexual dysfunction portfolio. On April 16, 2014, Vyrix filed a Form S-1 with the Securities and Exchange Commission relating to a proposed initial public offering of Vyrix common stock which filing was amended on June 19, 2014. Vyrix has a prepaid balance of approximately $521,000 related to the potential offering costs which will be offset against future proceeds.

Note 4 – License Agreement/Revenue Recognition

During 2011, Ampio entered into a license, development and commercialization agreement with a major Korean pharmaceutical company which was assigned to Vyrix when it was formed in 2013. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of PE and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug. Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $417,500 after withholding of Korean tax. The upfront payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 may be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio will earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product. No royalties have been earned to date.

On April 9, 2014, Vyrix entered into a Distribution and License Agreement with a New Zealand-based health services supplier, whereby the supplier has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub-Saharan Africa, Colombia and Latin America. The Agreement expires on a country by country basis on the later of fifteen years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Upon signing the Agreement, the supplier paid $250,000 to Vyrix and may make milestone payments aggregating up to $3,025,000 based upon achieving Canadian and South African product regulatory approval and achieving specific sales goals. The upfront payment has been deferred and is being recognized as license revenue over a seven year period. In addition, the Agreement provides that the supplier pay royalties based on sales volumes.

Note 5 – Derivative Financial Instruments

Ampio issued senior convertible unsecured debentures and related warrants in five tranches between August 2010 and January 2011 (the “Senior Convertible Debentures”). On February 28, 2011, Ampio’s Senior Convertible Debentures were converted to 1,281,852 shares of common stock. The warrants associated with the derivative liability expired on December 31, 2013, however, all the warrants were exercised prior to expiration. During the three and six months ended June 2013, a charge of $139,389 and $265,867 respectively, resulted from the change in fair value of these derivative financial instruments.

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Remaining 2014	2015	2016	2017	2018	Thereafter
Manufacturing Facility/Clean Room - in progress	$2,473,922	$2,473,922	$—	$—	$—	$—	$—
Ampion supply agreement	11,475,000	1,275,000	2,550,000	2,550,000	2,550,000	2,550,000	—
Clinical research and trial obligations	6,709,007	6,420,528	288,479	—	—	—	—
Sponsored research agreement with related party	1,543,750	162,500	325,000	325,000	325,000	325,000	81,250
Office lease	3,290,327	79,697	286,966	296,639	306,312	315,985	2,004,728

	$25,492,006	$10,411,647	$3,450,445	$3,171,639	$3,181,312	$3,190,985	$2,085,978

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room will provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate the core operations of the Company in a single facility.

Ampion Supply Agreement

In connection with the manufacturing facility/clean room, in October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement with a total commitment of $11,475,000.

Clinical Research Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $2,074,297 on contracts related to the Ampion study drug and $4,634,710 remaining contract commitments related to the Optina study drug.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with TRLLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 9 – Related Party Transactions, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $263,750 to $325,000 per year.

Leases

On May 20, 2011, Ampio entered into a non-cancellable operating lease for office space effective June 1, 2011, which expired July 2014. Commitments include the annual operating expense increase for 2014. On December 13, 2013, Ampio entered into a 125 month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The new lease has initial base rent of $23,376 per month, with the total base rent over the term of the lease of approximately $3.3 million. The company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rent expense	$92,183	$29,118	$122,136	$58,678

Note 7 – Common Stock

Capital Stock

At June 30, 2014 and December 31, 2013, Ampio had 100,000,000 shares of common stock authorized with a par value of $0.0001 per share and 10,000,000 shares of preferred stock authorized with a par value of $0.0001 per share.

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

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. Ampio has estimated a forfeiture rate of zero as the effect of forfeitures has not been significant and the small number of option holders does not provide a reasonable basis for prediction. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value of all options granted during the six months ended June 30, 2014 using the following assumptions:

Expected volatility	72% - 85%
Risk free interest rate	1.51% - 2.27%
Expected term (years)	5.0 - 7.0
Dividend yield	0%

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	5,135,058	$3.54	8.74	$10,273,070
Granted	570,000	$7.21
Exercised	(107,504)	$1.57
Forfeited/Cancelled	(34,792)	$3.42

Outstanding June 30, 2014	5,562,762	$3.62	7.74	$12,411,628

Exercisable at June 30, 2014	4,070,518	$2.91	7.32	$7,292,070

Available for grant at June 30, 2014	4,796,092

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

Expected volatility	79% - 82%
Risk free interest rate	0.75% - 1.38%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Luoxis stock option activity is as follows:

	Number of Options	Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	1,800,000	$1.00	9.72	$1,272,366
Granted	150,000	$1.00
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding June 30, 2014	1,950,000	$1.00	9.01	$1,373,607

Exercisable at June 30, 2014	937,500	$1.00	8.98	$661,493

Available for grant at June 30, 2014	3,050,000

Vyrix has also adopted a 2013 Stock Option Plan (the “Vyrix 2013 Plan”) which reserved 5,000,000 shares of its common stock for issuance to officers, employees and consultants. As of June 30, 2014, 950,000 shares had been granted to a director, officers and consultants. Twenty-five percent or 237,500 shares vested immediately and the remainder vest annually over three years. On November 18, 2013, 500,000 of these shares were granted to the Vyrix Chief Executive Officer and the exercise price was to be based upon a future private equity offering. Management estimated a price of $1.75 per common share for valuing the option grant. The grant was valued utilizing the Black-Scholes option pricing model using the same methodology as described above for Ampio. The valuation resulted in a charge of $140,070 in the fourth quarter of 2013. In the first quarter of 2014, Vyrix engaged an independent third party consulting firm to perform a valuation which was completed and the stock price was set at $0.70 per share. All 950,000 options have been valued utilizing the $0.70 per share. As a result of the previous charge in the fourth quarter of 2013 and the revision of the exercise price, a reduction of stock compensation expense of $84,041 was reflected in the first quarter of 2014. Assumptions are as follows:

Expected volatility	63% - 76%
Risk free interest rate	0.90% - 2.02%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Vyrix stock option activity is as follows:

	Number of Options	Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2013	500,000	$1.75	9.94	$557,134
Granted	450,000	$0.70
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding June 30, 2014	950,000	$0.70	9.54	$416,369

Exercisable at June 30, 2014	237,500	$0.70	9.54	$104,092

Available for grant at June 30, 2014	4,050,000

Stock-based compensation expense related to the fair value of stock options was included in the consolidated statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio and its subsidiaries determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses
Stock options
Ampio	$399,266	$223,680	$1,037,698	$378,371
Luoxis	51,584	202,495	103,168	202,495
Vyrix	8,454	—	37,605	—
General and administrative expenses
Common stock issued for services	—	—	30,000	88,050
Stock options
Ampio	1,092,060	231,695	1,391,067	675,483
Luoxis	35,576	114,454	93,591	114,454
Vyrix	18,734	—	(36,224)	—

	$1,605,674	$772,324	$2,656,905	$1,458,853

Unrecognized expense at June 30, 2014
Ampio	$4,102,852
Luoxis	$698,425
Vyrix	$275,193
Weighted average remaining years to vest
Ampio	1.33
Luoxis	2.03
Vyrix	2.54

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2013	527,690	$2.93	2.44

Warrants exercised - Private/Registered Direct Placements	(11,261)	$(3.13)
Warrants exercised - Private/Registered Direct Placements	(100)	$(4.06)

Outstanding June 30, 2014	516,329	$3.26	1.94

The exercise price of the warrants associated with the Senior Convertible Debentures was fixed at $1.75 per share and the warrants expired on December 31, 2013. All of the warrants were exercised prior to expiration. Warrants issued in connection with the 2011 Private Placements are at $3.125 per share and expire March 31, 2016.

In connection with the final closing of the Luoxis private placement in May 2013, Luoxis issued warrants to purchase 465,250 shares of common stock at a price of $1.00 exercisable one year after the final closing. The weighted average remaining contractual life is 3.92 years. These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $313,064 using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the Luoxis warrants were as follows:

Expected volatility	87%
Risk free interest rate	0.52%
Expected term (years)	5
Dividend yield	0%

Note 9 – Related Party Transactions

Ampio has a sponsored research agreement with TRLLC, an entity controlled by our director and Chief Scientific Officer, Dr. Bar-Or. Under the terms of the research agreement, Ampio is to provide personnel and equipment with an equivalent value of $263,750 per year and to make monthly equipment lease payments of $7,236 on behalf of TRLLC. Lease commitments expired as of January 2011. In exchange, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement. The research agreement expires on August 31, 2014 and may be terminated by either party on six months’ notice or immediately if either party determines that the other is not fulfilling its obligations under the agreement.

On March 17, 2014, Ampio, Luoxis and TRLLC entered into an Addendum to the research agreement to extend the termination date through March 31, 2019, including a “no termination” period through March 31, 2017, and to significantly modify and expand the research activities for Ampio and Luoxis in support of their business plans. In exchange for TRLLC extending the terms of the research agreement and for the expanded services, Ampio and Luoxis agreed to prepay TRLLC in the aggregate amounts of $725,000 and $615,000, respectively, during 2014. A total of $890,000 was paid in the first six months of 2014 and the remaining balance is due as follows: $300,000 and $150,000 in 2014 quarters three and four, respectively. The total prepaid of $1,340,000 is being amortized over the contract term of 60.5 months and is split between current and long-term on the balance sheet. In a subsequent addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $263,750 to $325,000 per year.

In June 2013, Luoxis entered into an agreement with TRLLC, a related party controlled by Dr. David Bar-Or, a director and officer of Ampio. The agreement provides for Luoxis to pay $5,834 per month to TRLLC in consideration for services related to research and development of Luoxis’ Oxidation Reduction Potential platform. In September 2013, Luoxis entered into an addendum to the agreement which provides for Luoxis to pay an additional $2,000 per month. These agreements are cancellable upon thirty days’ notice.

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

Note 10 – Litigation

On August 30, 2013, Ampio was notified of a civil complaint filed against the Company and certain of its directors and executive officers as defendants. The Complaint alleges that the defendants breached a contract with the plaintiff for consulting services the plaintiff purportedly provided during two time periods: between November 2009 and February 2010 in connection with a proposed reverse merger transaction, and between mid-2010 and 2012. They also assert claims for promissory estoppel, unjust enrichment and fraudulent inducement and concealment. In July 2014, the plaintiff dismissed all claims against Dr. David Bar-Or with prejudice. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. We believe the likelihood of a loss contingency related to this matter is remote and, therefore, no provision for a loss contingency is required.

Note 11 – Subsequent Events

On July 16, 2014, Luoxis granted 885,000 options to employees and advisors. During the third quarter of 2014, Luoxis engaged an independent third party consulting firm to perform a valuation which was completed and the stock price was set at $1.60 per share. All 885,000 options have an exercise price of $1.60 per share and have been valued utilizing this price.

On July 22, 2014, Ampio moved into its new headquarters, manufacturing and research facility.

On August 5, 2014, we announced the one month results of the open label portion of the MULTIPLE INJECTIONS STUDY of Ampion™ into the knees of patients with osteoarthritis (OA). During the study, we saw no serious drug related adverse events. We saw the pain and function scores improve compared to the SPRING study at the same time point. The study also includes serial high resolution MRI’s at various time points that will explore whether there are clinical benefits beyond pain relief.

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

Overview

Ampio maintains an Internet website at www.ampiopharma.com. Information on or linked to the Company website is not incorporated by reference into this Quarterly Report on Form 10-Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

We are a biopharmaceutical company focused primarily on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and a diagnostic platform.

Financing History/Overview

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (“Luoxis”) to focus on the development and commercialization of our Oxidation Reduction Potential (“ORP”) technology platform. Luoxis was funded through a private placement which had a final closing on May 31, 2013 with $4,653,000 in gross proceeds. Net proceeds were $3,980,000 after placement agent and legal fees. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 80.9% of Luoxis.

In September 2013, we completed a registered direct placement offering for the sale of 4,600,319 shares of common stock at a price of $5.50 per share. Our net proceeds from this offering, after deducting our estimated offering expenses, were $25.0 million.

In November 2013, we formed a subsidiary, Vyrix Pharmaceuticals, Inc. (“Vyrix”) to focus on obtaining FDA approval and commercialization of our premature ejaculation product, Zertane, and to further develop our combination product, Zertane – ED. Vyrix filed a Form S-1 with the Securities and Exchange Commission on April 16, 2014 which was amended on June 19, 2014 to launch an Initial Public Offering to raise capital for filing an Investigational New Drug application, conducting clinical trials and obtaining FDA approval.

On March 5, 2014, we completed an underwritten public offering for the sale of 9,775,000 shares of common stock at a price of $7.00 per share. Gross proceeds were $68,425,000 with net proceeds of $63,425,000 after underwriter fees and cash offering expenses.

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

AMPION for Osteoarthritis of the Knee (OAK)

SPRING Study

On April 9, 2014, we announced that the results of the 20-week extension of the Ampion SPRING study was presented by Dr. Nathan Wei, MD of The Arthritis Treatment Center in Frederick, MD at the Western Orthopedic Association Conference in July 2014. This 20-week extension of a multicenter, randomized, vehicle-controlled, double-blind study evaluated the safety and efficacy of a single intra-articular injection of Ampion treatment of inflammation-associated pain in symptomatic OAK. A summary of the results is as follows:

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

Ongoing STEP Pivotal Trial.

On January 13, 2014, we announced the first patient injection in the phase III pivotal clinical trial of Ampion for the acute treatment of OAK. The Phase III STEP study has been designed to enroll 500 patients and the primary endpoint is reduction in pain for the patients treated with Ampion compared to saline placebo control at 12 weeks. STEP is a randomized, placebo-controlled, double-blind study in which patients with osteoarthritis knee pain were randomized to receive either a 4 mL single injection of Ampion or saline placebo control. The clinical effects of acute treatment on osteoarthritic pain were evaluated during clinic visits at 6, 12, and 20 weeks using WOMAC osteoarthritis Index and the Patient’s Global Assessment (PGA) of disease severity. Safety was assessed by recording adverse events, concomitant medications, physical examination, vital signs and clinical laboratory tests. On February 18, 2014, we announced the completion of enrollment and dosing of 500 patients. Topline results are anticipated in the third quarter of 2014 and we expect to file the Biologic License Application (BLA) in the first quarter of fiscal 2015.

MULTIPLE INJECTIONS Study

On June 30, 2014, we announced that we have started patient enrollment for the MULTIPLE INJECTIONS STUDY using Ampio™ for patients with mostly severe or very severe osteoarthritis of the knee for which there is no current non-surgical therapy. This trial is different from our prior clinical trials as those trials primarily focused on pain reduction using the WOMAC scale, while this study will explore the possibility of additional clinical benefits and regeneration of cartilage. This study will have two phases. Phase I will analyze safety and no placebo will be used, all patients will receive a 4ml doses of Ampion™. Phase II will evaluate the efficacy, cartilage formation as well as safety and the patients will be randomized 1:1, Ampion™ vs. Saline. This second phase will begin after the Phase I safety data is analyzed. Each patient will commit to 13 total clinical visits over the duration of 52 weeks. High resolution MRI’s will be conducted at baseline, week 12, week 24 and week 52 and will be analyzed by a specialized radiologist expert in quantifying cartilage formation. At the same time, knee aspiration will be performed and the synovial fluids will be analyzed by proteomic tools and for specific cartilage regeneration and stem cell biomarkers. Each patient will also keep a detailed activity and. exercise log so that positive lifestyle changes can be followed. As we have used the WOMAC scale to evaluate the efficacy of our prior trials, in and of itself is a very subjective measure in that it reports only pain in the prior 48 hours. If patients increased their activity levels because Ampion™ reduced their pain, they could have experienced discomfort as a result of increased activity alone. Thus, Ampion™ may provide more clinical benefit than reduction of pain and this MULTIPLE INJECTIONS STUDY is designed to explore that possibility.

Ampion Manufacturing Facility

On December 16, 2013, we announced a ten-year lease of a multi-purpose facility located in the Denver metropolitan area. Renovation began in January 2014 and will provide commercial scale, FDA compliant, state-of-the-art, cGMP manufacturing of Ampion, an advanced research and development laboratory as well as a sufficient office space to consolidate all operations of the Company in a single facility. Total cost of the facility is estimated to be $10 million. Our new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Once the manufacturing operation is approved by the FDA for commercial production, the facility is expected to have an annual production capacity of approximately ten million doses of Ampion. More than 50% of the raw material, HSA, required to meet this capacity has already been secured through a long-term, non-exclusive, supply agreement. On July 22, 2014, Ampio moved into its new headquarters, manufacturing and research facility.

Future Development

We also intend to study Ampion for therapeutic applications outside of osteoarthritis of the knee. We expect to engage development partners to study Ampion in various conditions including: (i) acute and chronic inflammatory conditions and (ii) respiratory and allergic disorders. Based on the continuing evaluation, we are also studying Ampion’s effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion clinical portfolio, and will enable clinical applications in large therapeutic markets where there are significant unmet needs. Specifically, we are planning a pilot trial for Crohn’s disease which we expect to start in the third quarter of fiscal 2014.

OPTINA for Diabetic Macula Edema

On June 25, 2014, it was announced that we informed the FDA of our intent to reduce the patient sample size in the OptimEyes Study for the treatment of Diabetic Macular Edema (oral treatment with Optina™). This trial was intended to enroll 450 patients and was powered at 95%. The present enrollment of over 355 patients provides an adequate power of 88% which the company believes is more than sufficient for statistical evaluation. By reducing the sample size, we expect data from this study by the end of the fourth quarter 2014.

SUBSIDIARIES

Luoxis Diagnostics, Inc.

On April 2, 2014, Luoxis announced that it had obtained CE Marking in Europe for its RedoxSYS Diagnostic System, a blood-based platform for assessing the level of oxidative stress in the body. This regulatory clearance allows Luoxis to engage in strategic market development activities designed to establish the clinical utility of the RedoxSys system in the critical care setting and position Luoxis for a launch in Europe, which is currently anticipated for 2015. Luoxis also announced on April 22, 2014, that it obtained Health Canada Class II Medical Device approval for its RedoxSYS Diagnostic System which will allow development of the Canadian market. On April 22, 2014, Luoxis announced that the company had signed a long-term research agreement with a global, US-based pharmaceutical company. Through this research agreement the company will utilize their RedoxSYS™ oxidation-reduction potential (ORP) diagnostic system to assess the therapeutic effects of several investigational compounds with different target indications. The research agreement provides for Luoxis’ participation in multiple global studies being conducted by the pharmaceutical company.

Vyrix Pharmaceuticals, Inc.

On April 9, 2014, Vyrix entered into a Distribution and License Agreement (the “Paladin Agreement”) with Endo Ventures Limited, which recently acquired Paladin Labs Inc. (“Paladin”), whereby Paladin has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. The Paladin Agreement expires on a country by country basis the later of fifteen years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Paladin paid $250,000 to Vyrix upon signing the Paladin Agreement and may make milestone aggregating up to $3,025,000 based upon achieving Canadian and South African product regulatory approval and achieving specific sales goals. In addition, the Paladin Agreement provides that Paladin pay royalties based on sales volume. On April 16, 2014, Vyrix filed a Form S-1 with the Securities and Exchange Commission relating to a proposed initial public offering of Vyrix common stock. Vyrix has a prepaid balance of approximately $521,000 related to the potential offering costs which will be offset against future proceeds.

Known Trends or Future Events

We have not generated any significant revenues and have therefore incurred significant net losses since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. Although we have raised capital in the past and raised net proceeds of $63.4 million, $29.0 million, $15.4 million and $19.4 million through the sale of common stock in the first quarter of 2014 and the years, 2013, 2012 and 2011, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

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

Newly Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for Ampio’s calendar year 2015, however, early adoption is permitted and, accordingly, we have elected to implement the guidance in our second quarter 2014 financial statements.

On May 28, 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the Financial Accounting Standard Board’s Accounting Standards Codification topic 730, Research and Development. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the three months ended June 30, 2014 and 2013 by $662,397 and $512,246, respectively, and for the six months ended June 30, 2014 and 2013 by $1,271,656 and $973,850, respectively. The correction of this error had no impact on our total operating expenses or our net loss for all periods presented.

Results of Operations – June 30, 2014 Compared to June 30, 2013

Results of operations for the three months ended June 30, 2014 (the “2014 quarter”) and the three months ended June 30, 2013 (the “2013 quarter”) reflected losses of approximately $8,933,000 and $6,593,000, respectively. These losses include in part non-cash charges related to derivative expense, stock-based compensation, common stock issued for services, amortization of prepaid research and development and depreciation and amortization, collectively in the amount of $1,714,000 in the 2014 quarter and $951,000 in the 2013 quarter. The non-cash charges increased in the 2014 quarter primarily due to the increase in stock-based compensation associated with the hiring of new employees related to ongoing Ampion and Optina clinical trials and moving into the new manufacturing facility.

Results of operations for the six months ended June 30, 2014 (the “2014 period”) and the six months ended June 30, 2013 (the “2013 period”) reflected losses of approximately $19,404,000 and $10,802,000, respectively. These losses include in part non-cash charges related to derivative expense, stock-based compensation, common stock issued for services, amortization of prepaid research and development and depreciation and amortization, collectively in the amount of $2,818,000 in the 2014 period and $1,782,000 in the 2013 period. The non-cash charges increased in the 2014 period primarily due to the increase in stock-based compensation as discussed above.

Revenue

We have not generated material revenue in our operating history. The $21,000 and $13,000 license revenue recognized in the 2014 quarter and 2013 quarter, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over 10 years. The initial payment of $250,000 from the license agreement of Zertane with a New Zealand-based supplier was deferred and is being recognized over seven years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Labor	$480,000	$346,000	$879,000	$664,000
Stock-based compensation	459,000	426,000	1,178,000	581,000
Clinical trials and sponsored research	4,550,000	3,886,000	11,162,000	5,570,000
Sponsored research - related party	66,000	—	78,000	—
Consultants and Other	79,000	79,000	142,000	247,000

	$5,634,000	$4,737,000	$13,439,000	$7,062,000

Research and development costs consist of labor, stock-based compensation as well as drug development and clinical trials. Costs of research and development increased $897,000, or 18.9%, for the 2014 quarter compared to the 2013 quarter and $6,377,000, or 90.3%, for the six month period ended June 30, 2014 compared to the same period in 2013. The increase is principally the result of clinical trials for Ampion and Optina, and the Luoxis development of its ORP platform. Stock-based compensation increased $597,000, or 102.8%, for the six month period ended June 30, 2014 compared to the same period in 2013 due to the incremental stock options awarded in Ampio, Luoxis and Vyrix and the continuing vesting of awards granted in previous years.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Labor	$461,000	$269,000	$1,168,000	$485,000
Stock-based compensation	1,146,000	346,000	1,478,000	878,000
Patent costs	663,000	512,000	1,272,000	974,000
Professional fees	372,000	114,000	818,000	284,000
Occupancy, travel and other	624,000	442,000	1,145,000	795,000
Directors fees	62,000	49,000	129,000	90,000

	$3,328,000	$1,732,000	$6,010,000	$3,506,000

General and administrative costs increased $1,596,000, or 92.1% for the 2014 quarter compared to the 2013 quarter. The increase is primarily due to increased stock-based compensation and professional fees. For the six month period ended June 30, 2014 general and administrative costs increased $2,504,000, or 71.4%, compared to the same period in 2013 primarily as a result of increased professional staffing and professional fees.

Net Cash Used in Operating Activities

During the six month period ended June 30, 2014, our operating activities used approximately $18.2 million in cash which was less than the net loss of $19.4 million primarily as a result of the non-cash stock-based compensation and accounts payable offset by prepaid research and development – related party and prepaid expenses.

In the same period of 2013, the use of cash was $8.7 million which was less than the net loss of $10.8 million principally as a result of non-cash stock-based compensation and accounts payable.

Net Cash Used in Investing Activities

During the six month period ended June 30, 2014, cash was used to acquire manufacturing machinery and equipment. Purchase of fixed assets increased to $5.9 million compared to $0.3 million for the same period in 2013, which increase reflects purchases for Ampio’s new manufacturing facility.

Net Cash from Financing Activities

Net cash provided by financing activities in the six month period ended June 30, 2014 reflects gross proceeds from the public offering of $68.4 million offset by costs related to the offering of $5.0 million. In the same period during 2013, net cash provided by financing activities of $4.1 million reflects the net proceeds from the Luoxis private financing of $4.0 million and $0.1 million from the exercise of stock options and warrants.

Liquidity and Capital Resources

As a biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of June 30, 2014, we had cash and cash equivalents totaling $65.6 million and $3.6 million in accounts payable. Based upon our current expectations, we believe our capital resources at June 30, 2014 will be sufficient to fund our currently planned operations into the first half of 2016. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for Ampion and Optina. This could be necessary either assuming positive results of our ongoing clinical trials or if we face challenges or delays in connection with those trials. Additional funding will be required for the commercial launch of Ampion and Optina. We also may choose to seek additional capital to maintain minimum cash balances that we deem reasonable and prudent. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders. Vyrix has also filed a Form S-1 to raise capital for advancing its lead product, Zertane, however, there can be no assurance that this capital raise will be successful or adequate to fund the commercialization of Zertane.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On August 30, 2013, Ampio was notified of a civil complaint filed against the Company and certain of its directors and executive officers as defendants. The Complaint alleges that the defendants breached a contract with the plaintiff for consulting services the plaintiff purportedly provided during two time periods: between November 2009 and February 2010 in connection with a proposed reverse merger transaction, and between mid-2010 and 2012. They also assert claims for promissory estoppel, unjust enrichment and fraudulent inducement and concealment. In July 2014, the plaintiff dismissed all claims against Dr. David Bar-Or with prejudice. The Company believes these claims are without merit and intends to defend this lawsuit vigorously. We believe the likelihood of a loss contingency related to this matter is remote and, therefore, no provision for a loss contingency is required.

The Company is currently not party to any other material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

Certain factors exist which may affect the Company’s business and could cause actual results to differ materially from those expressed in any forward-looking statements. The Company has not experienced any material, adverse changes from those risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2014 and as amended May 23, 2014. However, the Company will continue to require additional capital, the receipt of which is not assured. Also, the Company is currently developing and building its own manufacturing facility which will manufacture Ampion for registration, batching and future clinical supply as well as commercial supply. If we experience delays or difficulties in this effort, including the FDA requiring us to conduct a comparability study evaluating the product that we used for clinical studies involving Ampion with the product that we intend to market in the United States, which will be manufactured at our facility in the Denver metropolitan area, the Company’s development and commercialization efforts may be delayed and its costs may increase.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1**	Employment Agreement executed June 4, 2014 and effective June 10, 2014, by and between Ampio Pharmaceuticals, Inc. and Gregory A. Gould. (1)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from Registrant’s Form 8-K filed June 10, 2014.
*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chief Executive Officer
Date: August 8, 2014

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: August 8, 2014