Form 10-K
period 2014-12-31
Ampio Pharmaceuticals, Inc.
filed 2015-02-24
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-146542

AMPIO PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

373 Inverness Parkway Suite 200 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	The NYSE Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2014 was $413,000,000 based on the closing price of $8.35 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of February 1, 2015, 51,972,266 shares of common stock were outstanding.

This Report on Form 10-K refers to trademarks, such as Ampion, Optina, Zertane, Luoxis and Vyrix, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

Ampio Pharmaceuticals, Inc. is a biopharmaceutical company focused primarily on the development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. Ampio’s two lead product candidates in development are Ampion for osteoarthritis of the knee and Optina for diabetic macular edema.

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

We are also a majority stockholder in Luoxis, an in-vitro diagnostics company, and the sole stockholder of Vyrix Pharmaceuticals, a specialty pharmaceutical company. Luoxis’ novel diagnostic platform measures human Oxidation-Reduction Potential (ORP). Vyrix’s therapeutic concentration is in men’s health. We formed the subsidiaries to advance these proprietary technologies forward and provide a separate financing platform to fund development and commercialization of these products.

Corporate History

Our predecessor, DMI Life Sciences, Inc. (“Life Sciences”), was formed by Michael Macaluso, our chief executive officer and chairman of our Board of Directors, and incorporated in Delaware in December 2008. Life Sciences did not conduct any business activity until April 2009, at which time Life Sciences purchased certain assigned intellectual property (including 107 patents and pending patent applications, business products and tangible property) from DMI BioSciences, Inc. (“BioSciences”), a scientific discovery, privately-held Colorado corporation formed in May 1990 by Dr. David Bar-Or. Life Sciences issued 3,500,000 shares of our common stock to BioSciences, and assumed certain liabilities, as consideration for the assets purchased from BioSciences. In March 2010, Life Sciences merged with a subsidiary of Chay Enterprises, Inc. (“Chay”), a publicly-traded company incorporated in Colorado. Simultaneous with the merger, we changed our name to Ampio Pharmaceuticals, Inc. (“Ampio”), and reincorporated in Delaware. As a result of the Chay merger, we became a publicly-traded company and the outstanding Series A preferred stock of Life Sciences was converted into Life Sciences common stock, in accordance with Life Sciences amended and restated certificate of incorporation. For accounting and financial reporting purposes, Life Sciences was considered the acquirer and the Chay merger was treated as a reverse merger. All financial information presented in this Form 10-K for periods prior to the Chay merger reflects only that of Life Sciences, and does not reflect the pre-merger Chay assets, liabilities, or operating results. In addition, all share, per share and related Life Sciences information has been adjusted to take into account the Chay merger.

In 2011, we acquired all of the outstanding stock of DMI BioSciences, Inc. (“BioSciences”) for 8,667,905 shares of our common stock (the “merger stock”). We acquired BioSciences in order to obtain all rights to Zertane, BioScience’s male sexual dysfunction drug for premature ejaculation (“PE”). As called for in the merger agreement, Ampio issued 405,066 shares of merger stock to holders of BioSciences in-the-money stock options and warrants, 500,000 shares of merger stock to holders of two BioSciences promissory notes in extinguishment of the notes, and placed 250,000 shares of merger stock in an indemnification escrow until December 31, 2011. The remaining 7,512,839 shares of merger stock were issued to the holders of BioSciences common stock on a pro rata basis. As required by the merger agreement, at the closing BioSciences donated back to Ampio’s capital 3,500,000 shares of Ampio common stock formerly owned by BioSciences. Ampio separately issued 212,693 options in replacement of 250,850 BioSciences options that were “out-of-the-money” as of the date of execution of the merger agreement. In June 2011, an additional 223,024 options were issued in exchange for 98,416 previously issued shares of Ampio stock pursuant to an agreement with three former BioSciences option holders. During 2011, we filed a claim on the indemnification escrow and were awarded 95,700 shares of Ampio stock to reflect the full value of the 223,024 options issued in exchange for the shares relinquished. On December 31, 2011, the remaining 154,300 indemnification escrow shares were allocated to the appropriate shareholders. All shares donated back, relinquished and escrow shares awarded to Ampio have been cancelled.

Our Product Pipeline

AMPION™

Ampion™ for Osteoarthritis and Other Inflammatory Conditions

Ampion™ is a sub 5000 molecular weight fraction of commercial human serum albumin (“HSA”). The primary constituent ingredient is aspartyl-alanyl diketopiperazine (“DA-DKP”) an endogenous immunomodulatory molecule derived from the N-terminus of HSA. Based on Ampio’s published in-vitro findings, DA-DKP appears to play a significant role in the homeostasis of inflammation. DA-DKP is believed to reduce inflammation by suppressing pro-inflammatory cytokine production in T-cells. Ampion™ also contains other known small molecules that confer anti-inflammatory effects to complement the activity of DA-DKP and derive in-vitro and in-vivo effects. We believe the non-steroidal, low molecular weight, anti-inflammatory biologic has the potential to be used in a wide variety of acute and chronic inflammatory conditions as well as immune-mediated diseases. Ampio is currently developing Ampion™ as an intra-articular injection to treat osteoarthritis of the knee.

Ampion™ is manufactured as the low molecular weight filtration product of commercial human serum albumin containing DA-DKP, N-acetyltryptophan, caprylate, and other small molecules either contained in HSA or added to HSA during the processing and production of commercial HSA products. DA-DKP, the primary constituent ingredient contained in Ampion™, is a locally generated molecule formed as a physiological result of the cleavage and cyclization of the N-terminal aspartic acid and alanine residues of human albumin. The molecule was originally discovered in the blood and cerebrospinal fluid of patients several days after suffering severe closed head injuries. A high concentration of DA-DKP has also been detected in biofilms found on endotracheal tubes recovered from intubated patients and on implanted orthopedic plates and screws. Together these findings suggest a mechanism by which DA-DKP contributes to the ability to reduce the body’s inflammatory response following insult or injury.

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

Market Opportunity

Osteoarthritis is the most common form of arthritis, affecting over 100 million people in the United States. It is a progressive disorder of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. The incidence of developing osteoarthritis of the knee or hip over a lifetime is approximately 45% and 25%, respectively. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of subchondral bone. The global osteoarthritis therapeutics market continues to expand and is expected to exceed $7 billion by 2015 and the global demand for osteoarthritis of the knee treatment is expected to be fueled by favorable demographics and increasing awareness of treatment options. Despite the size and growth of the osteoarthritis of the knee market, few adequate treatment options currently exist. We believe that if Ampion proves to be effective in the most severe patients, the market could grow substantially.

Competition

The currently available treatments for osteoarthritis of the knee include oral non-steroidal anti-inflammatory agents, opioids, pain patches, intra-articular (“IA”) corticosteroids, and IA hyaluronic acid (“HA”) injections. Despite wide availability and years of clinical use, none of these agents are adequately meeting the needs of the market as evidenced by the most recently published knee osteoarthritis clinical practice guidelines. In May 2013, the American Academy of Orthopedic Surgeons (“AAOS”) issued their second edition of clinical practice guidelines for the treatment of osteoarthritis of the knee. The AAOS was unable to recommend for or against the use of intra-articular corticosteroid injections as studies designed to indicate efficacy are inconclusive. Further, the AAOS was also unable to recommend for or against the use of acetaminophen, opioids, or pain patches as the efficacy studies in this area are also inconclusive. Most importantly, the AAOS does not recommend (with a strong ‘strength of recommendation’) the use of hyaluronic acid injections as, in the Association’s assessment, the clinical evidence does not support their use. This latest clinical practice guideline underscores a pervasive unmet need in the treatment of osteoarthritis of the knee given few accepted and available treatments. We believe Ampion™ is a novel treatment option that, if approved, would be the first non-steroidal, non-hyaluronic-based intra-articular treatment available for the treatment of osteoarthritis of the knee.

Phase I Clinical Trial Results

In October 2011, we announced results from the first part of our Ampion™-in-Knee (“AIK”) study of Ampion™ in the treatment of osteoarthritis of the knee. We conducted our Phase I trial in Australia because the biologics legislation governing the Australian Therapeutic Goods Administration (“TGA”) allowed us to move Ampion™ directly into human clinical trials as the TGA recognized that HSA has an already established safety profile in humans by virtue of its longstanding commercial use. The AIK trial was conducted in patients diagnosed with moderately-severe to severe osteoarthritis of the knee. Sixty patients were enrolled in a 3 arm randomized double-blind trial designed to establish tolerability and efficacy of Ampion™. In the three arms of the trial, patients were injected in the knee with either: (i) steroid, lidocaine, and saline; (ii) steroid, lidocaine, and Ampion™, or; (iii) steroid, saline, and Ampion™. There were very few moderate to severe adverse events with those subjects receiving the standard of care (Lidocaine/Steroids, 3 patients or 15%) and even fewer in either arm receiving Ampion™ in addition to steroids (2 patients or 10%). Overall, there were 4 treatment-related adverse events reported, but no moderate to severe treatment-related adverse events were reported. Upon establishing Ampion™ was safe for human use, these favorable results allowed us to proceed to the second part of the Phase I trial evaluating Ampion™ as a monotherapy against saline.

In April 2012, we announced results from the second part of our AIK study of Ampion™ for the treatment of osteoarthritis of the knee. The second part of the AIK study was a 30 patient randomized (1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion™ 4mL in osteoarthritis of the knee patients. The 30 patients represented the efficacy evaluable population who did not receive a betamethasone injection as rescue medication of the intent-to-treat population of 43 patients. The primary endpoint was mean change in pain from baseline for Ampion™ compared to saline at 84 days following a single intra-articular injection into the knee measured on the pain scale known as the Numerical Rating Scale (“NRS”). Secondary endpoints included evaluating the safety as well as responder rate, defined as a 2 point reduction in pain on the NRS. A brief summary of the combined Ampion™ topline results is as follows:

•	Patients receiving Ampion™ achieved a significantly greater reduction in pain from baseline at 12 weeks compared to saline vehicle control (1.76; p=0.04).

•	Patients receiving Ampion™ achieved a statistically significant -2.22 reduction in pain from baseline (p<0.05) to 12 weeks compared to saline vehicle control (-0.46; p=0.34).

Clinical Development Pathway

Upon conclusion of the AIK trial which yielded the positive results summarized above, we presented a package containing both pre-clinical and clinical data to the blood products division of the Center for Biologics Evaluation and Research (“CBER”) of the FDA. The original guidance toward an Ampion™ Biologics License Application (“BLA”) filing included instruction to conduct customary toxicology work inclusive of animal studies prior to progressing into U.S. human trials. However, following the FDA’s recognition of the established safety profile and standardization of production of HSA, the FDA allowed us to progress directly into U.S. human clinical trials. The FDA initially indicated that we should design and conduct two well-controlled trials with a 12 week primary endpoint measured on the Western Ontario and McMaster Universities Arthritis Index (“WOMAC”) pain subscale (“WOMAC A”). If we wished to request a chronic use label for Ampion™, we would need to expose 1,500 patients to Ampion™, including exposure of 300-600 patients for at least six months and 100 patients for at least one year, according to the FDA’s ICH-E1A guidance.

In February 2013, in response to our Investigational New Drug (“IND”) application and two submissions describing two concurrent Phase III study protocols enrolling in excess of 1,600 patients, the FDA did not object to two sequential well-conducted trials in support of a license application. During 2013, we decided to switch Ampion to an acute label as we believe that this would be a more efficient and effective pathway to regulatory approval and require us to expose Ampion to fewer than 1,500 patients. Under such a development program the first trial would be a dose ranging trial, and the dose ranging trial objectives would be twofold: compare two volumes for efficacy and safety and demonstrate statistical power. We referred to the dose ranging trial as our SPRING study.

SPRING Pivotal Trial Results

On August 14, 2013, we announced results of the SPRING study of Ampion™ for the treatment of osteoarthritis of the knee. The SPRING study was a U.S. multicenter randomized (1:1:1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion™ in osteoarthritis of knee patients. Three hundred twenty-nine patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion™ or corresponding saline control via intra-articular injection. The primary study objective was to evaluate the efficacy of Ampion™ versus placebo and to evaluate the efficacy of Ampion™ 4 mL versus Ampion™ 10 mL. The primary endpoint was change in pain as measured on the WOMAC A pain subscore, between Baseline and Week 12. Secondary objectives included evaluating safety, as well as stiffness and function. Both Ampion™ dose cohorts experienced statistically significant reductions in pain compared to control, and there were no significant differences between the efficacy of the two Ampion™ doses, as such, the lowest required dose, 4mL, was selected as the optimal dose. A brief summary of the SPRING study combined Ampion™ topline results is as follows:

•	Patients receiving Ampion™ achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to saline vehicle control ( p = 0.004).

•	Patients receiving Ampion™ experienced, on average, a greater than 40% reduction in pain from baseline.

•	Patients receiving Ampion™ achieved significantly greater reduction in pain, WOMAC A, across 12 weeks compared to saline vehicle control (p = 0.01).

•	Patients receiving Ampion™ also achieved significantly greater improvement in function, (“WOMAC C”), from baseline to 12 weeks compared to saline vehicle control (p = 0.044).

•	Patients receiving Ampion™ also demonstrated significantly greater improvement in Patient Global Assessment (“PGA”) of disease severity from baseline to 12 weeks compared to saline vehicle control (p = 0.012).

•	Clinical efficacy defined as pain reduction was evident as early as four weeks after the injection (p = 0.025) and continued to show improvement through 12 weeks (p = 0.0038).

•	Severe patients, defined as Kellgren-Lawrence IV, receiving Ampion™ achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to severe patients receiving saline vehicle control (p = 0.017).

•	Ampion™ was well tolerated with minimal adverse events (“AEs”) reported in the study. AEs were well balanced between Ampion™ and control groups. There were no drug-related serious adverse events (“SAEs”).

On February 4, 2014, we announced that an article reporting the results was published in PLOSE ONE, an international, open-access, online publication. The article entitled: “A Randomized Clinical Trial to Evaluate Two Doses of an Intra-Articular Injection of LMWF-5A in Adults with Pain Due to Osteoarthritis of the Knee” details the efficacy and safety outcomes of the use of Ampion™ in the SPRING study.

Due to the robust results at week 12, we decided to amend the protocol to include an ad hoc visit at 20 weeks and called all subjects to come back in for a visit; 97 patients returned. At week twenty, 50% of patients in the Kellgren-Lawrence grades of 3 and 4 (severe osteoarthritis) had improvement of 40% or more in the WOMAC A pain scale compared to 25% in the vehicle control group (p=0.04). Patients were also classified as “responders” if they achieved 40% or greater improvement in pain, WOMAC A, and function, WOMAC C, at and over 20 weeks after a single intra-articular injection into the knee. In these same grade 3 and 4 patients, there was a statistically significant improvement in pain, WOMAC A, compared to the vehicle control both at week 20 (p=0.02) and over the whole period of 20 weeks (p=0.005). Also in these same grade 3 and 4 patients, there was a statistically significant improvement in function, WOMAC C, compared to vehicle control both at week 20 (p=0.05) and over the whole period of 20 weeks (p=0.04).

STEP Trial

On January 13, 2014, we announced the first patient injection in the Phase III clinical trial of Ampion™ for the treatment of osteoarthritis of the knee. The Phase III STEP study enrolled 538 patients and the primary endpoint was reduction in pain for patients treated with Ampion™ compared to vehicle control at 12 weeks. STEP was a randomized, placebo-controlled, double-blind study in which patients with osteoarthritis knee pain were randomized to receive either a 4 mL single injection of Ampion™ or saline control. The clinical effects of treatment on osteoarthritic pain were evaluated during clinic visits at 6, 12, and 20 weeks using WOMAC Osteoarthritis Index and the Patient Global Assessment. Safety was assessed by recording adverse events, concomitant medications, physical examination, vital signs and clinical laboratory tests. Despite significant efforts that were successfully implemented in other studies, there was a break down in temperature management during the drug distribution process of the STEP Study. Based upon this deviation, the product efficacy data for the BLA will be drawn from the SPRING and Multiple Injection studies.

STRUT Trial

On June 30, 2014, we announced the beginning of a multiple injection study, the STRUT study, at a single site for patients with mostly severe or very severe osteoarthritis of the knee. The study is comprised of two phases; Phase I is an open-label, 7 patient, single center trial to analyze the safety of 4mL multiple injections (Baseline, Week 2 and Week 4) and Phase II is a randomized, 40 patient, single center trial to analyze the efficacy and safety of multiple injections (Baseline, Week 2 and Week 4). Phase II of the STRUT study would only commence after safety review of the Phase I trial results at 4 weeks. On August 5, 2014, we reported no serious drug related adverse events were reported in Phase I of the STRUT study and a 65% improvement in pain (WOMAC A pain subscore improved from 2.2 (0.55) to 0.8 (0.62), mean difference 1.43 (0.406) p=0.001) was observed at one month post-injection. In addition, the function score of WOMAC C improved by 74% compared to baseline at 4 weeks. With these positive results, Ampio proceeded with the randomized Phase II portion of the STRUT study. On October 16, 2014 we announced that enrollment was complete for Phase II of the STRUT study. On December 1, 2014, we announced the results from the Phase I open label portion of the study at 20 weeks. The primary endpoint, WOMAC A pain score, improved by 91.2% from baseline to 20 weeks in the Phase I open label portion of the study. Additionally, the WOMAC A mean (SD) significantly improved from 2.27 (0.59) at baseline, to 0.20 (0.23) at week 20, mean difference (95% CI) -2.03 (-2.83,-1.23), p=0.001. The secondary endpoint measurement of stiffness, also improved significantly by 87% from baseline at week 20 from mean (SD) of 2.75 (0.82) to 0.36 (0.48), mean difference (95% CI) –2.33 (-3.51,-1.15) p=0.004. The secondary endpoint of a validated measure of simple daily physical functions improved by 91.3% from baseline at week 20 .This improvement was statistically significant, going from 2.32 (0.60) at baseline to 0.20 (0.34) at week 20; mean (95% CI) improvement of –2.09 (-2.96,-1.21), p=0.002. The 20 week data collection point from the Phase II randomized portion of the STRUT study will be completed in the first quarter of 2015.

STRIDE Trial

On October 16, 2014, we announced treatment had begun in the randomized (1:1), vehicle controlled, multiple injection (4mL at Baseline Week 2 and Week 4), multi-center STRIDE study with 320 patients. On November 12, 2014, we announced that 320 patients had been enrolled and received at least the first injection in the STRIDE study. We expect that the 20 week end point of this study will occur early in the second quarter of 2015.

Ampion Manufacturing Facility

In December 2013, we entered into a ten-year lease of a multi-purpose facility located in the Denver metropolitan area. Renovation began in January 2014 and we expect it will provide commercial scale, FDA compliant, state-of-the-art, cGMP manufacturing of Ampion, an advanced research and development laboratory as well as sufficient office space to consolidate operations of the Company in a single facility. As of December 31, 2014, we have estimated the total cost of the facility to be $10.4 million. Our new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Once the manufacturing operation is approved by the FDA for commercial production, the facility is expected to have an annual production capacity of approximately ten million doses of Ampion. The raw material, HSA, required to manufacture Ampion has already been secured through a long-term, non-exclusive, supply agreement. In July 2014, we moved into our new headquarters, manufacturing and research facility. We expect the facility will be fully placed in service by the summer of 2015.

Future Development

We also intend to study Ampion™ for therapeutic applications outside of osteoarthritis of the knee. We expect to engage development partners to study Ampion™ in various conditions including: (i) acute and chronic inflammatory conditions; (ii) degenerative bone diseases; and (iii) respiratory and allergic disorders. Based on the continuing evaluation, we are also studying Ampion’s™ effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion™ clinical portfolio, and will enable clinical applications in large therapeutic markets where there are significant unmet needs. We expect that initial investigations into strategically attractive indications will be conducted on an investigator-sponsored basis.

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

Competition

There are no orally administered treatments for DME currently available nor to our knowledge are any being tested in clinical trials. The current standard of care in the U.S. for the treatment of DME is laser photocoagulation. The first and only approved therapy in the U.S. is intravitreal ranibizumab-injections. Ranibizumab belongs to a therapeutic class inhibiting vascular endothelial growth factor (“anti-VEGF”). It is important to note, there is significant competition from off-label anti-VEGF treatment of DME from bevacizumab. Iluvien, fluocinolone acetonide micro-insert intravitreous implant, is available in six European countries, and is pending approval in the United States while its sponsor reportedly resolves manufacturing issues. Dexamethasone intravitreal implant is available in the U.S. for macular edema following retinal vein occlusion and noninfectious uveitis and the product’s sponsor has submitted for U.S. and European approval in the treatment of DME. Aflibercept, another anti-VEGF antibody treatment, is also awaiting U.S. and European approval in the treatment of DME.

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

Clinical Trials in Support of a §505(b)(2) New Drug Application (“NDA”)

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a candidate product may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon FDA’s findings of safety and effectiveness for a previously approved product. On November 12, 2014, we announced the clinical trial in support of a §505(b)(2) application for Optina, OptimEyes, was complete and included 355 patients. The U.S. multicenter dose ranging trial was designed to evaluate the safety and efficacy of oral Optina compared with placebo over 12 weeks in adult patients with DME. The active treatment duration of 12 weeks was the maximum time allowed to withdraw treatment in the ophthalmology community. Patients were randomized (1:1:1) to receive one of two oral doses of Optina, 0.5 mg per BMI and 1.0 mg per BMI per day, or placebo. The primary endpoint was improvement in best-corrected visual acuity in treated patients compared to a placebo. Secondary endpoints are (i) measurements of changes in central macular thickness in treated patients compared to a placebo and (ii) safety and tolerability of the two Optina doses. Optina is a systemic therapy and the blood levels of danazol are affected by body composition. Therefore, blood levels of danazol play an important role in the interpretation of results. An independent laboratory has been engaged and is working to analyze the blood samples gathered during the clinical study. At this same time, our scientific and regulatory staff and our CRO were fully engaged in completing the Ampion STRUT and STRIDE clinical trials, it was decided to retain their focus on that effort rather than divide their attention. Once the Ampion clinical trials are complete and the outcome data reported to shareholders, management focus will be shifted back to compiling and reporting the Optina clinical trial results.

Additionally, patients from the active treatment arms of the trial were followed for four weeks without treatment following the 12 week treatment period in order to study any regression of effect. All patients were also given the option to enter into an open label extension of the trial. The open label study evaluated patients’ improvement in BCVA over 12 weeks by administering the optimal dose of Optina. The optimal dose was determined by an interim analysis occurring at week 4 involving approximately 150 patients. We announced in October 2013 that an independent data review committee (“IDRC”) recommended the continuation of the study after an unmasked interim analysis which found that there was a treatment dosage demonstrating a potentially beneficial anatomic effect, and there were no significant safety concerns. Based on the outcome of the interim analysis, Ampio initiated an open label extension study for those patients who have completed the trial and wish to remain on Optina and offer patients who received placebo in the primary study a chance to cross-over to undergo treatment with the active treatment. The open label extension portion of the trial is now complete. This data should be released in conjunction with the primary study as noted above.

Future Development

While we believe the data from a single clinical trial could support a NDA filing, we will assess the need for an additional trial in conjunction with the FDA if we have a successful outcome of the trial in support of the §505(b)(2) NDA. The FDA has previously indicated that a Phase III trial may be necessary following the current trial. During this current trial, we also gathered data on patients’ proteinuria levels. If Optina proves to be successful in inhibiting vascular permeability, we will assess the prospects of Optina for treatment of other diabetic angiopathies such as diabetic nephropathy.

NCE 001

Para-phenoxy-methylphenidate is a novel, small molecule methylphenidate derivative. Its basic mechanism of action is believed to be to increase methylation of the catalytic sub-unit of Protein Phosphatase 2 A (“PP2A”), with activation of this phosphatase achieving an effect similar to kinase inhibitors. PP2A is known to be largely involved in inflammation, angiogenesis, and cell proliferation, and by decreasing phosphorylation, the intracellular phosphatase inhibits pro-carcinogenic cytokines and chemokines and cell signaling factors. Our pre-clinical research is focused on neuroblastoma, glioblastoma multiforme, renal cell carcinoma, and inflammatory breast cancer.

Subsidiaries

Luoxis Diagnostics, Inc.

Ampio owns 80.9% of Luoxis Diagnostics, Inc. Luoxis is an in-vitro diagnostics company focused on the development and global commercialization of RedoxSYS™. This novel, diagnostic platform is comprised of a first-in-class, point-of-care device and disposable, testing strips that together measure the presence of oxidative stress and antioxidant reserves. To our knowledge, RedoxSYS™ is the only in-vitro diagnostic platform that measures human Oxidation-Reduction Potential (“ORP”), an important, complete measure of oxidative stress that is implicated in both critical and chronic illnesses. As demonstrated over decades in multiple, peer-reviewed publications. ORP is an important marker in the assessment of patient morbidity across a wide range of diseases and conditions. There are numerous clinical applications for this oxidative stress marker for which there is no currently available diagnostic test.

In April of 2014, Luoxis obtained CE Marking in Europe for its RedoxSYS™ Diagnostic System, a blood-based platform for assessing the level of oxidative stress in the body. This regulatory clearance allows Luoxis to engage in strategic market development activities designed to establish the clinical utility of the RedoxSYS™ system in the critical care setting and position Luoxis for a launch in Europe, which is currently anticipated for 2015. Luoxis also obtained Health Canada Class II Medical Device approval for its RedoxSYS Diagnostic System which will allow development of the Canadian market. Luoxis entered into a research agreement with a global, US-based pharmaceutical company. Through this research agreement we will utilize our RedoxSYS oxidation-reduction potential (ORP) diagnostic system to assess the therapeutic effects of several investigational compounds with different target indications. The research agreement provides for Luoxis’ participation in multiple global studies being conducted by the pharmaceutical company. During 2014, Luoxis announced that the Company has expanded its academic and pharmaceutical research network to over 25 sites around the world. The Company has initiated over 17 scientific and clinical research studies, and Luoxis expects to initiate over 30 additional studies globally by the end of 2015. Luoxis has engaged over 12 academic research centers across North America and 13 sites in Europe including prominent centers in Belgium, England, France, Germany, Greece, and Wales. Further, to date Luoxis has also initiated research collaborations with five pharmaceutical companies in both the US and Europe, through which these companies are utilizing the RedoxSYS platform to perform drug development research on therapeutic candidates known to affect oxidative stress pathways. These studies span a broad range of therapeutic candidates in numerous disease areas.

Vyrix Pharmaceuticals, Inc.

Vyrix Pharmaceuticals, Inc. was formed on November 18, 2013 and is 100% owned by Ampio. Vyrix is a specialty pharmaceutical focused on developing and commercializing late-stage prescription pharmaceuticals to improve men’s health and quality of life. The Company’s most advanced product is Zertane, an oral drug in late stage development as treatment for PE. PE is a condition that has major impact on the quality of life for millions of men and their sexual partners. Vyrix is considering also the development of a combination product with Zertane and an erectile dysfunction product to address co-morid PE and erectile dysfunction (“ED”).

In April of 2014, Vyrix entered into a Distribution and License Agreement (the “Paladin Agreement”) with Endo Ventures Limited, which recently acquired Paladin Labs Inc. (“Paladin”), whereby Paladin has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. The Paladin Agreement expires on a country by country basis the later of fifteen years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Paladin paid $250,000 to Vyrix upon signing the Paladin Agreement and may make milestone payments aggregating up to $3,025,000 based upon achieving Canadian and South African product regulatory approval and achieving specific sales goals. In addition, the Paladin Agreement provides that Paladin pay royalties based on sales volume. During 2014, Vyrix filed a Form S-1 with the Securities and Exchange Commission relating to a proposed initial public offering of Vyrix common stock. The Company continues to explore strategic alternatives with Vyrix but due to market conditions we have decided to delay the potential initial public offering of Vyrix. Based upon the uncertainty of when or if we will be able to complete the initial public offering of Vyrix, the Company has expensed all of the costs that we have incurred related to the preparation of this potential transaction. The Company still intends to initiate the Phase 3 clinical trials to enable a New Drug Application submission following completion of the necessary trials. Funding for the trials is expected to come from Ampio as well as other sources which have not been identified.

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

After completion of the required clinical testing, a NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2.3 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $0.1 million per product and $0.6 million per establishment. These fees are typically increased annually. The FDA will waive the application fee for the first human drug application that a small business or its affiliate submits for review (section 736(d)(1)(E) of the FD&C Act).

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

Other Regulatory Requirements

We are also subject to regulation by other regional, national, state and local agencies, including the U.S. Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. Our current and future partners are subject to many of the same requirements.

In addition, we are subject to other regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Drug Enforcement Administration, or DEA, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, and regulations under other federal, state and local laws.

Violations of any of the foregoing requirements could result in penalties being assessed against us.

Privacy

Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the recent amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies’ activities in other countries. Such laws include the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data, as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s or the EU’s disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity.

Information Systems

We believe that our Information Systems, or IS, capabilities are adequate to manage our core business and our internal controls related to IS are operating effectively.

Intellectual Property Summary

Ampion

As of December 31, 2014, the current Ampion patent portfolio consists of 51 issued patents and 79 pending applications worldwide. The portfolio primarily consists of six families filed in the United States and throughout the world. The first family includes six issued U.S. patents and one issued European Patent Office (“EPO”) patent validated in 19 countries with claims relating to methods of treating inflammatory disease and compositions of matter comprising diketopiperazine derivatives, including DA-DKP. This family also includes issued patents in Canada, China, Hong Kong, Japan and South Africa and one pending application in the U.S. The standard 20-year expiration for patents in this family is in 2021.

The second family includes five issued U.S. patents with claims directed to methods of treating inflammation and T-cell mediated or inflammatory diseases with compositions of matter comprising DA-DKP. This family also includes issued patents in Australia, China, India, New Zealand, Singapore, Hong Kong, Israel, and South Africa and pending applications in the U.S., Australia, Canada, China, EPO, Israel, Japan, Korea and Hong Kong. The standard 20-year expiration for patents in this family is in 2024.

The third family includes one pending United States application and a Patent Cooperation Treaty (“PCT”) international application with claims directed to the use of DA-DKP for the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family is in 2032.

The fourth family includes one pending United States application and a Patent Cooperation Treaty (“PCT”) international application with claims directed to the use of DA-DKP to mobilize, home, expand and differentiate stem cells in the treatment of subjects. The standard 20-year expiration for patents in this family is in 2034.

The fifth family includes one Patent Cooperation Treaty (“PCT”) international application with claims directed to methods for the manufacture of DA-DKP containing compositions. The standard 20-year expiration for patents in this family is in 2034.

The sixth family includes one pending United States provisional application with claims directed to the use of DA-DKP for the treatment of degenerative joint diseases in a multi-dose treatment regimen. The standard 20-year expiration for patents in this family is in 2035.

Optina

As of December 31, 2014, the Optina patent portfolio currently consists of 107 issued patents and 39 pending applications worldwide. The portfolio consists primarily of three patent families, the first and second of which include claims for the use of low doses of danazol to treat conditions associated with vascular hyperpermeability. These two families include issued patents in the U.S., EPO (validated in 36 countries and Hong Kong), Germany, South Africa, Singapore and Canada with claims relating to methods of treating macular edema with danazol. These families also include pending applications in Australia, Brazil, China, Canada, Eurasian Patent Organization, EPO, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, Hong Kong and the United States. The standard 20-year expiration for patents in these families is in 2030. The third family is for the treatment of conditions associated with vascular hyperpermeability with low doses of danazol that correspond to the body fat content of the patient. The standard 20-year expiration for patents in this family is in 2033.

Luoxis

As of December 31, 2014, the current Luoxis patent portfolio consists of 27 issued patents and 50 pending applications worldwide. The portfolio primarily consists of four families filed in the United States and throughout the world. The first family includes three issued patents and six pending applications with claims directed to the measurement of the oxidation reduction potential (ORP) of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2028. The second family includes two pending United States applications, pending applications in Canada, Singapore, South Africa and Australia and a PCT international application with claims directed to the measurement of the ORP capacity of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2033.

The third family includes five issued patents and 18 pending applications with claims directed to devices and methods for the measurement of ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2032. The fourth family includes one pending United States application and 16 pending applications worldwide with claims directed to multiple layer gel test strip measurement devices and methods of making for use in measuring ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2033.

Vyrix Pharmaceuticals

As of December 31, 2014, the current Vyrix patent portfolio consists of 77 issued patents and 15 pending applications worldwide. The portfolio primarily consists of three families filed in the United States and throughout the world. The first family includes 30 issued patents for the use of tramadol to treat premature ejaculation. The standard 20-year expiration for patents in this family is in 2022. The other two families are for the use of a combination of tramadol and a phosphodiesterase inhibitor to treat comorbid premature ejaculation and erectile dysfunction and to treat sexual dysfunction side effects associated with administration of tramadol. These two families include issued patents in Europe, Australia, Canada, China, Mexico, New Zealand, Japan, the Philippines and South Africa and pending applications in the United States, Brazil, China, India, Japan, Korea, and the Philippines. The standard 20-year expiration for patents in these families is in 2028.

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

For the years ended December 31, 2014, 2013 and 2012, we recorded $26.9 million, $16.6 million, and $6.0 million, respectively, of research and development expenses. Research and development expenses represented 68.8%, 68.9%, and 50.9% of total operating expenses in the years ended December 31, 2014, 2013 and 2012, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Ampio Manufacturing Facility

In December 2013, we entered into a ten-year lease of a multi-purpose facility located in the Denver metropolitan area. Renovation began in January 2014 and we expect it will provide commercial scale, FDA compliant, state-of-the-art, cGMP manufacturing of Ampion, an advanced research and development laboratory as well as sufficient office space to consolidate operations of the Company in a single facility. As of December 31, 2014, we have estimated the total cost of the facility to be $10.4 million. Our new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Once the manufacturing operation is approved by the FDA for commercial production, the facility is expected to have an annual production capacity of approximately ten million doses of Ampion. The raw material, HSA, required to manufacture Ampion has already been secured through a long-term, non-exclusive, supply agreement. In July 2014, we moved into our new headquarters, manufacturing and research facility. We expect the facility will be fully placed in service by the summer of 2015.

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

Employees

As of February 1, 2015, we had 23 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

Available Information

Our principal executive offices are located at 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112 USA, and our phone number is (720) 437-6500.

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

We have experienced significant net losses since inception. As of December 31, 2014, we had an accumulated deficit of $101.9 million. We expect our annual net losses could continue over the next several years as we advance our development programs and incur significant clinical development costs.

We have not received, and do not currently expect to receive, any revenues from the commercialization of our product candidates in the near term. In September 2011, we entered into a license, development and commercialization agreement with a major Korean pharmaceutical company with respect to Zertane in South Korea, which provided for a $500,000 upfront payment and future milestone payments that are contingent upon achievement of regulatory approvals and cumulative net sales targets. In April 2014, Vyrix entered into a Distribution and License Agreement (the “Paladin Agreement”) with Endo Ventures Limited, which recently acquired Paladin Labs Inc. (“Paladin”), whereby Paladin has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. The Paladin Agreement expires on a country by country basis the later of fifteen years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Paladin paid $250,000 to Vyrix upon signing the Paladin Agreement. In addition, the Paladin Agreement provides that Paladin pays royalties based on sales volume. We may enter into additional licensing and collaboration arrangements, which may provide us with potential milestone payments and royalties and those arrangements, if obtained, will be our primary source of revenues for the coming years. We cannot be certain that any other licensing or collaboration arrangements will be concluded, or that the terms of those arrangements will result in our receiving material revenues. To obtain revenues from product candidates, we must succeed, either alone or with others, in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are significant enough to achieve profitability.

We will need substantial additional capital to fund our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs and commercialization efforts.

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we initiate new clinical trials of, initiate new research and pre-clinical development efforts for and seek marketing approval for, our product candidates. We will require additional capital to fund our operations, including to:

•	continue to fund clinical trials of Ampion, Optina and Zertane;

•	prepare for and apply for regulatory approval for our product candidates;

•	further develop and assess the clinical utility of the oxidation reduction potential (ORP) diagnostic device, or the ORP device;

•	develop additional product candidates;

•	conduct additional clinical research and development;

•	pursue existing and new claims covered by intellectual property we own or license; and

•	sustain our corporate overhead requirements, and hire and retain necessary personnel.

Until we can generate revenue from collaboration agreements to finance our cash requirements, which we may not accomplish, we expect to finance future cash needs primarily through offerings of our equity securities or debt. We currently have only two collaboration agreement in effect, which relates to Zertane in South Korea, Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America .

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

Ampion, Optina, Zertane and our ORP Device are currently undergoing, or are expected to undergo, clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

Our product development programs are at various stages of development. We continue to work toward completion and analysis of clinical trials for our primary products: Ampion, Optina and Zertane as well as for Zertane and the ORP device. An unfavorable outcome in one or more trials for Ampion, Optina or the ORP Device would be a major set-back for the development programs for these product candidates and for us. Due to our limited financial resources, an unfavorable outcome in one or more of these trials may require us to delay, reduce the scope of, or eliminate one of these product development programs, which could have a material adverse effect on our business and financial condition and on the value of our common stock.

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

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delay, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed. For example, in August 2014 we experienced a delay in the STEP Study of Ampion due to a deviation from protocol in temperature excursions in over 70% of the drug supply for the study. We cannot be certain we will successfully complete the Phase III Ampion and §505(b)(2) Optina trials within any specific time period, if at all.

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

A key aspect of our current strategy is to selectively enter into collaborations with third parties to conduct clinical testing, as well as to commercialize and manufacture product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We currently have only two collaboration agreement in effect, which relate to Zertane in South Korea, Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. The current economic environment may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

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

The development of pharmaceutical products is capital-intensive. At December 31, 2014, we had cash and cash equivalents of approximately $50.3 million. Based upon our current plans, it may be necessary to raise additional capital within the next 18 months. We have not received, and without any form of additional capital financing or revenues do not expect to receive for several years, any revenues from the commercialization of our product candidates. In 2014, 2013 and 2012, we obtained a total of approximately $63.4 million, $28.9 million and $15.4 million, respectively, in net proceeds from the sale of our common stock in an underwritten public offering, a registered direct offering and another underwritten public offering, respectively. We anticipate we will require significant additional financing to continue to fund our operations beyond the next 18 months. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

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

Our core business strategy is to maintain a strong foundation in basic scientific research and combine that foundation with our clinical development capabilities. To date, we have contracted original equipment manufacturers (“OEMs”) to produce the biologic for our Ampion clinical trials and the drug candidate for our Optina clinical trials. Our long-term objective is to build a successful, integrated biopharmaceutical company that provides patients and medical professionals with new and better options for preventing and treating human diseases. However, developing and commercializing new medicines entails significant risks and expenses. We have little experience in the manufacturing of drugs or in designing drug-manufacturing processes. We currently obtain the HSA need to produce Ampion for our clinical trials from one manufacturers in the United States. Our clinical trials may be delayed if this manufacturers is unable to assure a sufficient quantity of the drug product to meet our study needs. We are currently validating a manufacturing facility in Denver, Colorado where we plan to manufacture Ampion for registration, batching and commercial supply, as well as future clinical supplies. If we experience delays or difficulties in this effort, including the FDA requiring us to conduct a comparability study evaluating the product that we used for clinical studies involving Ampion with the product that we intend to market in the United States, which will be manufactured at our facility in the Denver metropolitan area, our clinical trials may be impacted, our commercialization efforts may be impeded, or our costs may increase. We obtain the active pharmaceutical ingredient (“API”) for Optina from an Indian company, which is one of only four suppliers of the API in the world. Our clinical trials and ultimately FDA approval may be delayed if we are unable to obtain a sufficient quantity of the drug product on a timely basis or if we need to establish an alternative source of supply for the API.

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

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, to a greater extent during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	any actual or perceived adverse developments in clinical trials for Ampion, Optina, Zertane or the ORP device, such as the delay experienced with the STEP Study of Ampion in August 2014;

•	any actual or perceived difficulties or delays in obtaining regulatory approval of any of our product candidates in the United States or other countries once clinical trials are completed;

•	any finding that our product candidates are not safe or effective, or any inability to demonstrate clinical effectiveness of our product candidates when compared to existing treatments;

•	any actual or perceived adverse developments in repurposed drug technologies, including any change in FDA policy or guidance on approval of repurposed drug technologies for new indications;

•	any announcements of developments with, or comments by, the FDA, the EMA, or other regulatory authorities with respect to product candidates we have under development;

•	any announcements concerning our retention or loss of key employees, especially Dr. Bar-Or;

•	our success or inability to obtain collaborators to conduct clinical trials, commercialize a product candidate for which regulatory approval is obtained, or market and sell an approved product candidate;

•	any actual or perceived adverse developments with respect to our relationship with Trauma Research LLC;

•	any licensee’s termination of a license, such as that experienced with Zertane in 2010;

•	announcements of patent issuances or denials, product innovations, or introduction of new commercial products by our competitors that will compete with any of our product candidates;

•	publicity regarding actual or potential study results or the outcome of regulatory reviews relating to products under development by us, our collaborators, or our competitors;

•	economic and other external factors beyond our control; and

•	sales of stock by us or by our shareholders.

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

In late 2011 and the fall of 2014, our common stock was the subject of significant short selling efforts by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement.

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

As of December 31, 2014, our directors, executive officers and their affiliates beneficially owned approximately 11.37% of our outstanding common stock. These shareholders may control effectively the outcome of actions taken by us that require shareholder approval.

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

We have no plans to pay cash dividends on our common stock.

We have no plans to pay cash dividends on our common stock. We generally intend to invest future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations our Board of Directors deem relevant. Any future credit facilities or preferred stock financing we obtain may further limit our ability to pay cash dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our headquarters in leased space in Englewood, Colorado, for monthly rental payments of approximately $26,250. The lease expires in September 2024. We anticipate that the lease can be renewed on terms similar to those now in effect.

Item 3.	Legal Proceedings

We are currently not party to any material legal or administrative proceedings and are not aware of any material pending or threatened legal or administrative proceedings in which we will become involved.

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

Fiscal Year ended December 31, 2014	High	Low
First Quarter	$9.73	$5.70
Second Quarter	$8.35	$5.44
Third Quarter	$8.59	$3.33
Fourth Quarter	$4.16	$3.25

Fiscal Year ended December 31, 2013	High	Low
First Quarter	$4.89	$3.65
Second Quarter	$6.72	$4.63
Third Quarter	$7.79	$5.27
Fourth Quarter	$10.55	$6.62

As of February 4, 2015, there were of record approximately 9,100 holders of our common stock.

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

Performance Graph

We have presented below the cumulative return to our stockholders during the period from March 31, 2010, the date our stock began trading, through December 31, 2014 in comparison to the cumulative return NASDAQ Biotechnology Index and the Russell 2000 Index. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Ampio Pharmaceuticals, Inc., the Russell 2000 Index

and the NASDAQ Biotechnology Index

*	$100 invested on 3/31/10 in stock or index, including reinvestment of dividends.

Fiscal	year ending December 31.

Copyright© 2014 Russell Investment Group. All rights reserved.

	3/10	6/10	12/10	6/11	12/11	6/12	12/12	6/13	12/13	6/14	12/14

Ampio Pharmaceuticals, Inc.	100.00	56.86	68.57	222.57	122.00	145.14	102.57	164.86	203.71	238.57	98.00
Russell 2000	100.00	90.08	116.54	123.77	111.67	121.20	129.93	150.54	180.38	186.13	189.20
NASDAQ Biotechnology	100.00	84.92	99.19	114.46	113.76	137.34	154.94	201.07	266.31	300.56	352.89

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

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Consolidated Financial Statements – Note 9 – Common Stock of this annual report on Form 10K.

Equity Compensation Plan Information

In March 2010, our shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. In August 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held in December 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held in December 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000 and in December 2013, total shares issuable was increased to 11,700,000. The following table displays equity compensation plan information as of December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	6,568,248	$3.82	3,755,771
Equity compensation plans not approved by security holders	—	—	—

Total	6,568,248	$3.82	3,755,771

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Statements of Operations Data:
License revenue	$76,787	$50,000	$50,000	$18,750	$—

Research and development	26,922,988	16,596,477	6,044,337	5,686,784	1,573,229
General and administrative	12,224,834	7,477,396	5,826,419	5,466,107	5,131,176
Other income (expense)	22,263	(504,553)	227,711	(7,142,593)	(1,348,990)

Net loss, before income tax	(39,048,772)	(24,528,426)	(11,593,045)	(18,276,734)	(8,053,395)

Foreign tax expense	—	—	—	82,500	—
Net loss applicable to non-controlling interests	923,357	519,868	—	—	—

Net loss applicable to Ampio	$(38,125,415)	$(24,008,558)	$(11,593,045)	$(18,359,234)	$(8,053,395)

Per share data:
Weighted average number of Ampio common shares outstanding	50,226,555	38,294,259	33,983,590	26,013,838	16,288,468
Basic and diluted Ampio net loss per common share	$(0.76)	$(0.63)	$(0.34)	$(0.71)	$(0.49)

Selected Balance Sheets Data:
Cash and cash equivalents	$50,320,656	$26,309,449	$17,682,517	$11,362,325	$671,279
Total current assets	51,259,157	26,441,435	17,847,407	11,405,445	737,524
Total assets	70,268,410	36,018,752	25,847,165	19,482,599	737,524
Total current liabilities	3,679,983	2,472,632	1,635,893	1,291,533	4,745,960
Total long term liabilities	1,129,909	331,250	381,250	431,250	—
Working capital	47,579,174	23,968,803	16,211,514	10,113,912	(4,008,436)
Total stockholders’ equity (deficit)	65,458,518	33,214,870	23,830,022	17,759,816	(4,008,436)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Ampio Pharmaceuticals, Inc. is a biopharmaceutical company focused primarily on the development of therapies to treat prevalent inflammatory conditions for which there are limited treatment options. Ampio’s two lead product candidates in development are Ampion for osteoarthritis of the knee and Optina for diabetic macular edema. We are also focused on developing and monetizing our ORP diagnostic device and sexual dysfunction portfolio.

Dose Ranging SPRING Pivotal Trial Results

On August 14, 2013, we announced results of the SPRING study of Ampion for the treatment of osteoarthritis of the knee. The SPRING study was a U.S. multicenter randomized (1:1:1:1), double-blind, vehicle controlled trial designed to evaluate the safety and efficacy of Ampion in osteoarthritis of the knee patients. 329 patients were randomized to receive one of two doses (4 mL or 10 mL)

of Ampion or corresponding saline control via intra-articular injection. The primary study objective was to evaluate the relative efficacy of Ampion 4 mL versus Ampion 10 mL. The primary endpoint was mean change in pain as measured on the WOMAC A, from baseline for Ampion compared to the same volume of saline. Secondary endpoints included evaluating safety and disease severity, as well as stiffness and function. Both Ampion dose cohorts experienced statistically significant reductions in pain compared to control, and there were no significant differences between the efficacy of the two Ampion doses, as such, the lowest required dose, 4mL, was selected as the optimal dose. A brief summary of the combined Ampion topline results is as follows:

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to saline vehicle control (p = 0.004).

•	Patients receiving Ampion experienced, on average, a greater than 40% reduction in pain from baseline.

•	Patients receiving Ampion achieved significantly greater reduction in pain, WOMAC A, across 12 weeks compared to saline vehicle control (p = 0.01).

•	Patients receiving Ampion also achieved significantly greater improvement in function, (“WOMAC C”), from baseline to 12 weeks compared to saline vehicle control (p = 0.044).

•	Patients receiving Ampion also demonstrated significantly greater improvement in Patient Global Assessment (“PGA”) of disease severity from baseline to 12 weeks compared to saline vehicle control (p = 0.012).

•	Clinical efficacy defined as pain reduction was evident as early as four weeks after the injection (p = 0.025) and continued to show improvement through 12 weeks (p = 0.0038).

•	Severe patients, defined as Kellgren-Lawrence IV, receiving Ampion achieved significantly greater reduction in pain, WOMAC A, from baseline to 12 weeks compared to severe patients receiving saline vehicle control (p = 0.017).

•	Ampion was well tolerated with minimal adverse events (“AEs”) reported in the study. AEs were well balanced between Ampion and control groups. There were no drug-related serious adverse events (“SAEs”).

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

Due to the robust results at week 12, we decided to amend the protocol to include an ad hoc visit at 20 weeks and called all subjects to come back in for a visit; 97 patients returned. At week twenty, 50% of patients in the Kellgren-Lawrence grades of 3 and 4 (severe osteoarthritis) had improvement of 40% or more in the WOMAC A pain scale compared to 25% in the vehicle control group (p=0.04). Patients were also classified as “responders” if they achieved 40% or greater improvement in pain, WOMAC A, and function, WOMAC C, at and over 20 weeks after a single intra-articular injection into the knee. In these same grade 3 and 4 patients, there was a statistically significant improvement in pain, WOMAC A, compared to the vehicle control both at week 20 (p=0.02) and over the whole period of 20 weeks (p=0.005). Also in these same grade 3 and 4 patients, there was a statistically significant improvement in function, WOMAC C, compared to vehicle control both at week 20 (p=0.05) and over the whole period of 20 weeks (p=0.04).

STEP Trial

On January 13, 2014, we announced the first patient injection in the Phase III clinical trial of Ampion™ for the treatment of osteoarthritis of the knee. The Phase III STEP study enrolled 538 patients and the primary endpoint was reduction in pain for patients treated with Ampion™ compared to vehicle control at 12 weeks. STEP was a randomized, placebo-controlled, double-blind study in which patients with osteoarthritis knee pain were randomized to receive either a 4 mL single injection of Ampion™ or saline control. The clinical effects of treatment on osteoarthritic pain were evaluated during clinic visits at 6, 12, and 20 weeks using WOMAC Osteoarthritis Index and the Patient Global Assessment. Safety was assessed by recording adverse events, concomitant medications, physical examination, vital signs and clinical laboratory tests. Despite significant efforts that were successfully implemented in other studies, there was a break down in temperature management during the distribution process of the STEP Study. Based upon this deviation, the product efficacy data for the BLA will be drawn from the SPRING and Multiple Injection studies.

Ongoing Clinical Trials

STRUT Trial

On June 30, 2014, we announced the beginning of a multiple injection study, the STRUT study, at a single site for patients with mostly severe or very severe osteoarthritis of the knee. The study is comprised of two phases; Phase I is an open-label, 7 patient, single center trial to analyze the safety of 4mL multiple injections (Baseline, Week 2 and Week 4) and Phase II is a randomized, 40 patient, single center trial to analyze the efficacy and safety of multiple injections (Baseline, Week 2 and Week 4). Phase II of the STRUT study would only commence after safety review of the Phase I trial results at 4 weeks. On August 5, 2014, we reported no serious drug related adverse events were reported in Phase I of the STRUT study and a 65% improvement in pain (WOMAC A pain subscore improved from 2.2 (0.55) to 0.8 (0.62), mean difference 1.43 (0.406) p=0.001) was observed at one month post-injection. In addition, the function score of WOMAC C improved by 74% compared to baseline at 4 weeks. With these positive results, Ampio proceeded with the randomized Phase II portion of the STRUT study. On October 16, 2014 we announced that enrollment was complete for Phase II of the STRUT study. On December 1, 2014, we announced the results from the Phase I open label portion of the study at 20 weeks. The primary endpoint, WOMAC A pain score, improved by 91.2% from baseline to 20 weeks in the Phase I open label portion of the study. Additionally, the WOMAC A mean (SD) significantly improved from 2.27 (0.59) at baseline, to 0.20 (0.23) at week 20, mean difference (95% CI) -2.03 (-2.83,-1.23), p=0.001. The secondary endpoint measurement of stiffness, also improved significantly by 87% from baseline at week 20 from mean (SD) of 2.75 (0.82) to 0.36 (0.48), mean difference (95% CI) –2.33 (-3.51,-1.15) p=0.004. The secondary endpoint of a validated measure of simple daily physical functions improved by 91.3% from baseline at week 20 .This improvement was statistically significant, going from 2.32 (0.60) at baseline to 0.20 (0.34) at week 20; mean (95% CI) improvement of –2.09 (-2.96,-1.21), p=0.002. The 20 week data collection point from the Phase II randomized portion of the STRUT study will be completed in the first quarter of 2015.

STRIDE Trial

On October 16, 2014, we announced treatment had begun in the randomized (1:1), vehicle controlled, multiple injection (4mL at Baseline, Week 2 and Week 4), multi-center STRIDE study with 320 patients. On November 12, 2014, we announced that 320 patients had been enrolled and received at least the first injection in the STRIDE study. We expect that the 20 week end point of this study will occur early in the second quarter of 2015.

Optina Clinical Trials in Support of a §505(b)(2) New Drug Application (“NDA”)

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a candidate product may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon FDA’s findings of safety and effectiveness for a previously approved product. On November 12, 2014 we announced the clinical trial in support of a §505(b)(2) application for Optina, OptimEyes, was complete and included 355 patients. The U.S. multicenter dose ranging trial was designed to evaluate the safety and efficacy of oral Optina compared with placebo over 12 weeks in adult patients with DME. The active treatment duration of 12 weeks was the maximum time allowed to withdraw treatment in the ophthalmology community. Patients were randomized (1:1:1) to receive one of two oral doses of Optina, 0.5 mg per BMI and 1.0 mg per BMI per day, or placebo. The primary endpoint is improvement in best-corrected visual acuity in treated patients compared to a placebo. Secondary endpoints are (i) measurements of changes in central macular thickness in treated patients compared to a placebo and (ii) safety and tolerability of the two Optina doses. Optina is a systemic therapy and the blood levels of danazol are affected by body composition. Therefore, blood levels of danazol play an important role in the interpretation of results. An independent laboratory has been engaged and is working to analyze the blood samples gathered during the clinical study. At this same time, our scientific and regulatory staff and our CRO were fully engaged in completing the Ampion STRUT and STRIDE clinical trials, it was decided to retain their focus on that effort rather than divide their attention. Once the Ampion clinical trials are complete and the outcome data reported to shareholders, management focus will be shifted back to compiling and reporting the Optina clinical trial results.

Additionally, patients from the active treatment arms of the trial were followed for four weeks without treatment following the 12 week treatment period in order to study any regression of effect. All patients were also given the option to enter into an open label extension of the trial. The open label study will evaluate patients’ improvement in BCVA over 12 weeks by administering the optimal dose of Optina. The optimal dose was determined by an interim analysis occurring at week 4 involving approximately 150 patients. We announced in October 2013 that an independent data review committee (“IDRC”) recommended the continuation of the study after an unmasked interim analysis which found that there was a treatment dosage demonstrating a potentially beneficial anatomic effect, and there were no significant safety concerns. Based on the outcome of the interim analysis, Ampio initiated an open label extension study for those patients who have completed the trial and wish to remain on Optina and offer patients who received placebo in the primary study a chance to cross-over to undergo treatment with the active treatment. The open label extension portion of the trial is now complete. This data should be released in conjunction with the primary study as noted above.

Future Development

While we believe the data from a single clinical trial could support a NDA filing, we will assess the need for an additional trial in conjunction with the FDA if we have a successful outcome of the trial in support of the §505(b)(2) NDA. The FDA has previously indicated that a Phase III trial may be necessary following the current trial. During this current trial, we also gathered data on patients’ proteinuria levels. If Optina proves to be successful in inhibiting vascular permeability, we will assess the prospects of Optina for treatment of other diabetic angiopathies such as diabetic nephropathy.

Recent Financing Activities

In September 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80.0 million for offering from time to time. The registration statement also registered for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. As of December 31, 2014, this shelf registration statement is no longer effective.

In July 2012, we completed an underwritten public offering for the sale of 5,203,860 shares of common stock at a price of $3.25 per share. Gross proceeds to Ampio were $16.9 million with net proceeds of $15.4 million after underwriter fees and cash offering expenses. We also issued warrants to purchase 138,462 shares of common stock to the underwriters. These warrants have an exercise price of $4.0625 and can be exercised from the period July 12, 2013 through July 12, 2017. Certain shareholders also sold shares and received gross proceeds of $926,575 from the offering of 285,100 shares as provided in the registration statement. The net proceeds of the 2012 offering have been or will be used for general corporate purposes and working capital, including completion of the Ampion and Optina clinical trials and costs related to the regulatory approval and commercialization of Zertane.

In January 2013, we formed a subsidiary, Luoxis Diagnostics, Inc. (“Luoxis”) to focus on the development and commercialization of our Oxidation Reduction Potential (“ORP”) technology platform. Luoxis was funded through a private placement which had a final closing in May 2013 with $4.7 million in gross proceeds. Net proceeds were $4.0 million after placement agent and legal fees. The placement agent also received 465,250 warrants to purchase Luoxis common stock valued at $313,064 in connection with the closing. Prior to the private placement, Ampio incurred all of the costs associated with the development of the ORP platform. As a result of the private placement, Ampio now owns 80.9% of Luoxis.

In September 2013, we closed on the sale of 4,600,319 shares of common stock at $5.50 per share, for a total of $25.3 million of gross proceeds and $25.0 million net proceeds after offering costs. The sale of the common stock was made pursuant to the Form S-3 Shelf Registration.

In December 2013, Ampio filed an additional shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offering from time to time in the future, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in January 2014 by the Securities and Exchange Commission. As a result of the subsequent equity raises, approximately $86.3 million remains available under the Form S-3 filed in December 2013.

In March 2014, Ampio completed an underwritten public offering for the sale of 9,775,000 shares of common stock at a price of $7.00 per share. Gross proceeds to the Company were $68.4 million with net proceeds of $63.4 million after underwriter fees and cash offering expenses.

Known Trends or Future Events; Outlook

We have not generated any significant revenues and have therefore incurred significant net losses totaling $101.9 million since our inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. Although we have raised capital in the past and with net proceeds of $63.4 million, $28.9 million and $15.4 million through the sale of common stock in 2014, 2013 and 2012, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus is advancing the clinical development of our core assets: Ampion and Optina. In December 2013, we entered into a ten-year lease of a multi-purpose facility containing approximately 19,000 square feet. This facility includes an FDA compliant clean room to manufacture Ampion and our corporate offices.

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, fair value of our derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

Below is a discussion of the policies and estimates that we believe involve a high degree of judgment and complexity.

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

Revenue Recognition/Deferred Revenue

Payments received upon signing of license agreements are for the right to use the license and are deferred and amortized over the lesser of the license term or patent life of the licensed drug. Milestone payments relate to obtaining regulatory approval in the territory, cumulative sales targets, and other projected milestones and are recognized at the time the milestone requirements are achieved. Royalties will be recognized as revenue when earned.

Fixed Assets

Fixed assets are recorded at cost and after being placed in service, are depreciated using the straight-line method over estimated useful lives.

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the March 2011 business combination of BioSciences acquisition of DMI BioSciences. The $7,500,000 recorded was based on an independent third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life. If the Company decided to abandon the Zertane product, the IPRD would be expensed.

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, acquired in connection with the 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years. The fair value of the Luoxis patents was $380,000 when they were acquired in connection with the 2013 formation of Luoxis and is being amortized over the remaining U.S. patent lives of approximately 15 years.

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

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 5 – Derivative Financial Instruments. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model.

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

Net Loss per Common Share

Basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Ampio. Basic and diluted loss per share was the same in 2014, 2013 and 2012. Although there were common stock equivalents of 7,084,577, 5,662,748, and 5,677,186 shares outstanding at December 31, 2014, 2013 and 2012, respectively, consisting of stock options and warrants; they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the graded method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and other current assets and liabilities are carried at cost which approximates fair value due to the short maturity of these instruments. Hybrid financial instruments such as convertible debentures and related warrants were recorded at estimated fair value based on a binomial-lattice-based valuation model.

Impairment of Long-Lived Assets

Ampio routinely performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2014, no impairment existed for long-lived assets.

Non-Controlling Interest in Consolidated Financial Statements

Non-controlling interest is calculated based upon the investment made in the subsidiary and the percentage of ownership that investment gives the parent. Non-controlling interest is reflected under equity.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 regarding Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for Ampio’s calendar year 2015; however, early adoption is permitted and, accordingly, we elected to implement the guidance for our 2014 financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the FASB’s Accounting Standards Codification topic 730, “Research and Development”. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the years ended December 31, 2013 and 2012 by $1.7 million and $1.4 million, respectively. The correction of this error had no impact on our total operating expenses or our net loss for any periods presented.

Results of Operations—Year Ended December 31, 2014, 2013 and 2012 See Notes to Consolidated Financial Statements

Results of operations for the years ended December 31, 2014, 2013 and 2012 reflected losses of $38.1 million, $24.0 million and $11.6 million, respectively. These losses include non-cash charges related to stock-based compensation, depreciation and amortization expense, amortization of prepaid research and development-related party, common stock issued for services, derivative expense (income), and loss on disposal of fixed assets totaling $8.6 million, $4.2 million and $1.5 million in 2014, 2013 and 2012 respectively. Based upon the stock options that have been issued in 2014 and 2013, we would expect to continue to be above $5.0 million for stock compensation in 2015. We would also expect to see depreciation and amortization or prepaid research and development to increase in 2015 compared to 2014 as more assets start to depreciate in 2015 from our build out of the manufacturing facility and the full year of amortization of prepaid research and development.

Revenue

We have not generated material revenue in our operating history. The $77,000, $50,000 and $50,000 license revenue recognized during 2014, 2013 and 2012, respectively, represents the amortization of the upfront payments received on our license agreements. From an agreement entered into in 2012, the initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over 10 years. As well as from an agreement entered into in 2014 with a Canadian-based supplier, the initial payment of $250,000 from the license agreement of Zertane was deferred and is being recognized over seven years.

Expenses

Research and Development

Research and development costs consist of labor, stock-based compensation, clinical trials and sponsored research, consultants and sponsored research – related party. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Year Ended December 31,
	2014	2013	2012

Labor	$2,227,000	$1,862,000	$1,424,000
Stock-based compensation	4,641,000	1,997,000	396,000
Clinical trials and sponsored research	19,071,000	12,078,000	3,755,000
Sponsored Research - related party	304,000	46,000	—
Consultants and other	680,000	613,000	469,000

	$26,923,000	$16,596,000	$6,044,000

Comparison of Years Ended December 31, 2014 and 2013

Research and development expenses increased $10,327,000, or 62%, in 2014 over 2013. This was due primarily to costs associated with the production of study drugs, clinical trials of Ampion and Optina and the Luoxis development of its ORP platform. Stock-based compensation increased due to stock options granted in Ampio, Luoxis and Vyrix as well as the continuing vesting of stock option awards granted in previous years. Research and development expense in 2015 is expected to stay consistent with where it was in 2014 but this could materially change based upon the outcomes of the Ampion and Optina trials, which we expect to finalize in the first half of 2015. We expect research and development labor and stock-based compensation to increase slightly in 2015 compared to 2014.

Comparison of Years Ended December 31, 2013 and 2012

Research and development expenses increased $10,552,000, or 175%, in 2014 over 2013. This was due primarily to costs associated with the production of study drugs, clinical trials of Ampion and Optina and the Luoxis development of its ORP platform. Labor and stock-based compensation increased due to bonuses paid/accrued and stock options granted in both Ampio and Luoxis as well as the continuing vesting of stock option awards granted in previous years.

General and Administrative

General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions and director fees; stock-based compensation; patents and intellectual property; professional fees include legal, auditing and accounting; occupancy, travel and other includes rent, governmental and regulatory compliance, insurance, investor/public relations and professional subscriptions. These costs are summarized as follows:

	Year Ended December 31,
	2014	2013	2012

Labor	$2,326,000	$1,538,000	$1,308,000
Stock-based compensation	3,242,000	1,539,000	1,227,000
Patent costs	2,241,000	1,738,000	1,449,000
Professional fees	1,689,000	735,000	399,000
Occupancy, travel and other	2,481,000	1,721,000	1,191,000
Directors fees	246,000	206,000	252,000

	$12,225,000	$7,477,000	$5,826,000

Comparison of Years Ended December 31, 2014 and 2013

General and administrative costs increased $4,748,000 or 64%, in 2014 over 2013. The increase in labor costs and stock-based compensation primarily relates to increased professional staffing, bonuses earned and stock options granted in Ampio, Luoxis and Vyrix as well as the continuing vesting of stock option awards granted in previous years. The increase in professional fees is related to Ampio’s legal defense costs for a case that Ampio was found to have no liability and had to pay no settlement fee. Also, the legal costs associated with Vyrix trying to complete an initial public offering during 2014 were expensed. During 2015, we would expect that general and administrative costs will stay in the same range as 2014 as legal costs could stay at this higher run rate as the Company explores options on the best ways to complete the regulatory process and commercialize Ampion and Optina as well as potentially exploring its options to unlock the potential value of Luoxis and Vyrix to the our shareholders.

Comparison of Years Ended December 31, 2013 and 2012

General and administrative costs increased $1,651,000, or 28%, in 2013 over 2012. The increase in labor costs and stock-based compensation primarily relates to the addition of our chief operating officer in December 2012, increased professional staffing in Luoxis, bonuses paid/accrued and stock options granted in both Ampio and Luoxis as well as the continuing vesting of stock option awards granted in previous years. The labor costs in 2012 includes an employment agreement payout to our former CEO. The increase in professional fees is associated with the formation of the subsidiaries for Luoxis and Vyrix and the fees associated with legal defense costs. Occupancy, travel and other increased primarily due to insurance premiums, regulatory and compliance fees and travel expenses.

Derivative Expense

We recorded approximately ($517,000) and $206,000 in non-cash derivative (expense) income in 2013 and 2012, respectively, in connection with our hybrid financial instruments consisting of debentures and related warrants. The expense relates to the fair value at inception and subsequent changes in fair value of the debentures issued in 2011 and 2010 stemming from the embedded derivative features (conversion options, down-round protection and mandatory conversion provisions) and the changes in fair value of warrants issued in conjunction with the debentures. The debentures were redeemed in 2011 and in 2013, all of the warrants were exercised prior to their expiration date of December 31, 2013. Since all of these warrants expired prior to 2014, there was no expense or income related to these warrants in 2014.

Net Cash Used in Operating Activities

During 2014, our operating activities used $30.7 million in cash. The use of cash was $8.3 million lower than the net loss due primarily to non-cash charges for stock-based compensation, depreciation and amortization. Cash provided in operating activities also included a $1,020,000 increase in accounts payable and $721,000 increase in deferred rent which were offset by increased prepaid research and development related party of $1,340,000 and prepaid expense of $541,000.

During 2013, our operating activities used approximately $19.1 million in cash. The use of cash was $5.4 million lower than the net loss due primarily to non-cash charges for stock-based compensation, depreciation and amortization, derivative expense and non-cash deferred revenue. Net cash provided in operating activities also included a $522,000 increase in accrued compensation and $699,000 increase in accounts payable.

During 2012 our operating activities used approximately $9.7 million in cash. The use of cash was $1.9 million lower than the net loss due to non-cash charges for stock-based compensation, depreciation and amortization and also non-cash deferred revenue and derivative income. Net cash used in operating activities also included a $122,000 increase in prepaid expenses and cash provided by a $571,000 increase in accounts payable.

Net Cash Used in Investing Activities

During 2014, cash was used to acquire fixed assets which consists of the purchase of machinery and build out related to the in process manufacturing facility/clean room.

During 2013, cash was used to acquire ORP patents on behalf of Luoxis – See Note 3 – Formation of Subsidiaries. Fixed assets reflect purchases of machinery related to the in process manufacturing facility/clean room, a new server, a lab scope and a Luoxis ORP manufacturing device.

During 2012, cash was used for the payment of a deposit for our prior facility lease.

Net Cash from Financing Activities

Net cash provided by financing activities in 2014 was $63.4 million which reflects net proceeds from our completed underwritten public offering and of stock option exercises.

Net cash provided by financing activities in 2013 was $29.4 million which reflects net proceeds from the registered direct placement of $25.0 million, Luoxis’ private financing of $4.0 million and $0.4 million from the exercise of stock options and warrants.

Net cash provided by financing activities in 2012 was $16.0 million. During the year, Ampio completed an underwritten public offering, with net proceeds of $15.4 million and options and warrants exercised of $630,000. We also received a repayment of $37,000 related to the stockholders advances that BioSciences made in 2010.

Contractual Obligations and Commitments

The following table summarizes the commitments and contingencies as of December 31, 2014 which are described below:

	Total	2015	2016	2017	2018	2019	Thereafter

Manufacturing Facility/Clean Room - in progress	$151,000	$151,000	$—	$—	$—	$—	$—
Ampion supply agreement	10,442,000	2,792,000	2,550,000	2,550,000	2,550,000	—	—
Clinical research and trial obligations	5,847,000	5,847,000	—	—	—	—	—
Sponsored research agreement with related party	1,381,000	325,000	325,000	325,000	325,000	81,000	—
Facility lease	3,211,000	287,000	297,000	306,000	316,000	326,000	1,679,000

	$21,032,000	$9,402,000	$3,172,000	$3,181,000	$3,191,000	$407,000	$1,679,000

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room will provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as sufficient office space to consolidate the core operations of the Company in a single facility.

Ampion Supply Agreement

To secure the supply of a critical component in our Ampion product, we have entered into a purchase agreement for human serum albumin with a total remaining commitment of $10,442,000 as of December 31, 2014. In addition to our current supplier, we have identified three other potential suppliers of the human serum albumin within the United States.

Clinical Research and Trial Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $2,727,000 on contracts related to the Ampion study drug and $3,120,000 remaining contract commitments related to the Optina study drug.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with TRLLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 11 – Related Party Transactions in our financial statements, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $264,000 to $325,000 per year.

Facility Leases

In December 2013, Ampio entered into a 125 month non-cancellable operating lease for new office space and the manufacturing facility effective May 2014. The new lease has initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. We recognize rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Liquidity and Capital Resources

We have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of December 31, 2014, we had cash and cash equivalents totaling $50.3 million available to fund our operations and $3.5 million in accounts payable and accrued compensation. Based upon our current plans, we believe our capital resources at December 31, 2014 will be sufficient to fund our currently planned operations into the second half of 2016. This projection is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital within the next 18 months to expand our clinical development activities for AmpionTM and OptinaTM based on the positive results of our ongoing clinical trials, if we face challenges or delays in connection with our clinical trials, or to maintain minimum cash balances that we deem reasonable and prudent. In addition, we intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital within the next 18 months should we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2015 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $1.1 million per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. We have also budgeted for additional funding to be provided for our subsidiaries. Accordingly, it may be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

We have not generated any revenue from product sales to date, and we may never generate any revenue from product sales. We have funded our operations primarily through private and public offerings of our common stock and through the $750,000 up-front payments we received from Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) and Paladin Labs Inc, (“Paladin”) in connection with license, development and commercialization agreements. We have incurred cumulative net losses of $101.9 million through December 31, 2014, and we expect to incur substantial additional losses for the foreseeable future as we pursue regulatory approval for, and, if approved, commercial launch of our product candidates, and continue to finance clinical and preclinical studies of our existing and potential future product candidates and our corporate overhead costs.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Impact of Inflation

In general, we believe that our operating expenses can be negatively impacted by increases in the cost of clinical trials due to inflation and rising health care costs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Our business is not currently subject to material market risk related to financial instruments, equity or commodities.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are located in Item 15 of Part IV, “Index to Financial Statements” at page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.

EKS&H LLLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein at F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of February 1, 2015.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	63	Chief Executive Officer and Chairman of the Board

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

				March 2010

David Bar-Or, M.D.	66	Chief Scientific Officer and Director	Dr. Bar-Or has served as our chief scientific officer since March 2010. Dr. Bar-Or also served as our chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as chairman of the board and chief scientific officer of Life Sciences. Dr. Bar-Or is currently the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, and St. Anthony’s Hospital, Lakewood, Colorado. Dr. Bar-Or is the founder of Ampio Pharmaceuticals Inc. Dr. Bar-Or is principally responsible for all patented and proprietary technologies acquired by us from BioSciences in April 2009 and for all patents issued and applied for since then, having been issued over 270 patents and having filed or co-filed almost 120 patent applications. Dr. Bar-Or has authored or co-authored over 105 peer-reviewed journal articles and several book chapters .Is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award for the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate work at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in Emergency Medicine at Denver Health Medical Center under the direction of Prof Peter Rosen.	March 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
			Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement and inventions in researching and developing our product candidates, and leadership role in his hospital affiliations led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

Philip H. Coelho(1)(2)(3)	71	Director

Mr. Coelho has served as a member of our Board of Directors since April 2010. Mr. Coelho is the Chief Technology Officer and Co-Founder of SynGen Inc., a firm inventing and commercializing products that provide advanced cell separation and purification tools and accessories to aid regenerative medicine workflows. Prior to founding SynGen Inc. in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp., a medical products company he founded in 1986 that focused on the regenerative medicine market. From 1989 through July 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho also serves as a member of the board of directors of Nasdaq-listed company, Catalyst Pharmaceuticals Partners, Inc. (CPRX) (since October 2002), and served as a member of the Board of Directors of NASDAQ-listed Mediware Information Systems, Inc. (MEDW) (from December 2001 until July 2006, and commencing again in May 2008 until it was sold in December 2012). Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 30 U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical homeostasis.

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

				April 2010

Richard B. Giles(1)(2)(3)	65	Director	Mr. Giles, CPA, has served as a member of our Board of Directors since August 2010. Mr. Giles is the Chief Financial Officer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he has held since 1985. Ludvik Electric is a private electrical contractor with 2013 revenues of $89 million that has completed electrical	August 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since

contracting projects throughout the United States, South Africa and Germany totaling more than $1.6 billion. As CFO and Treasurer of Ludvik Electric, Mr. Giles oversees accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related accounting functions. He serves also as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was for three years an audit partner with Higgins Meritt & Company, then a Denver, Colorado CPA firm, and during the preceding nine years he was an audit manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. While with Price Waterhouse, Mr. Giles participated in a number of public company audits, including one for a leading computer manufacturer. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants, Construction Financial Management Association and Financial Executives International.

Mr. Giles’ experience in executive financial management, accounting and financial reporting, and corporate accounting and controls led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

David R. Stevens, Ph.D.(1)(2)	65	Director

Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens is currently a board member of Cetya, Inc., a privately held development stage pharmaceutical company and of Micro-Imaging Solutions, LLC, a private medical device company. He has served on the boards of several other public and private life science companies, including Cedus, Inc., (2006-2014), Poniard Pharmaceuticals, Inc. (2006-2012), Aqua Bounty Technologies, Inc. (2002-2012), and Smart Drug Systems, Inc. (1999-2006), and was an advisor to Bay City Capital from 1999-2006. Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in Comparative Pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists, and serves as a consulting experimental pathologist to Premier Laboratory, LLC.

Dr. Stevens has worked in the pharmaceutical and biotechnology industries since 1978. Dr. Stevens’ experience in executive management in the pharmaceutical industry, and knowledge of the medical device industry led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				June 2011

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since

Dr. Vaughan L. Clift	53	Chief Regulatory Affairs Officer	Dr. Clift has been employed by us since March 2010 and was employed by Life Sciences from May 2009 until March 2010. From 2005 to 2009, Dr. Clift was the chief executive officer of Detectachem LLC, a Houston, Texas-based manufacturer of a hand-held explosive and narcotics detection device. Dr. Clift was the Vice President of Operations, including all FDA regulatory matters, for Isolagen from 2002 until 2005. From January 2001 to May 2002, Dr. Clift researched home oxygen therapy systems while developing an oxygen system for NASA. From July 1997 to January 2001, he was Chief Scientist of DBCD, Inc., a medical device company that manufactures a range of blood diagnostic products for the human and veterinary markets. From May 1992 to June 1997, Dr. Clift was Chief Scientist for the Science Payload Development, Engineering and Operations project at Lockheed Martin’s Human Spaceflight Division. Dr. Clift has received a number of international and federal awards and was nominated as one of NASA’s top ten inventors in 1995.

Gregory A. Gould	48	Chief Financial Officer, Treasurer and Secretary	Mr. Gould has been employed by us since June 2014. Prior to joining Ampio, he provided financial and operational consulting services to the biotech industry through his consulting company, Gould LLC from April 2012 until June 2014. Mr. Gould was Chief Financial Officer, Treasurer and Secretary of SeraCare from November 2006 until the company was sold to Linden Capital Partners in April 2012. During the period from July 2011 until April 2012 Mr. Gould also served as the Interim President and Chief Executive Officer of SeraCare Life Sciences. Mr. Gould has held several other executive positions at publicly traded life sciences companies including the Chief Financial Officer role at Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. During Mr. Gould’s tenure at Atrix he was instrumental in the negotiation and sale of the company to QLT, Inc. for over $855 million. He also played a critical role in the management of several licensing agreements including the global licensing agreement with Sanofi-Synthelabo of the Eligard® products. Mr. Gould was the Chief Financial Officer at Colorado MedTech, Inc., a publicly traded medical device design and manufacturing company where he negotiated the transaction to sell the company to KRG Capital Partners. Mr. Gould began his career as an auditor with Arthur Andersen, LLP. He currently serves on the board of directors of CytoDyn, Inc., a publicly traded drug development company pursuing anti-viral agents for the treatment of HIV. Mr. Gould graduated from the University of Colorado with a BS in Business Administration and is a Certified Public Accountant.

Joshua R. Disbrow	39	Chief Operating Officer	Joshua R. Disbrow has been employed by us since December, 2012. Prior to joining Ampio, he served as the Vice President of Commercial Operations at Arbor Pharmaceuticals, a specialty pharmaceutical company, from May 2007 through October 2012. He joined Arbor as that company’s second full-time employee. Josh led the company’s commercial efforts from inception to the company’s acquisition in 2010 and growth to over $127 million in net sales in 2011. By the time Mr. Disbrow departed Arbor in late 2012, he had led the growth of the commercial organization to comprise over 150 people in sales, marketing sales training, managed care, national accounts, and other commercial functions. Mr. Disbrow has spent over 17 years in the pharmaceutical, diagnostic and medical device industries and has held positions of increasing responsibility in sales, marketing, sales management, commercial operations and commercial strategy. Prior to joining Arbor, Mr. Disbrow served as Regional Sales Manager with Cyberonics, Inc., a medical device company focused on neuromodulation therapies from June 2005 through April 2007. Prior to joining Cyberonics he was the Director of Marketing at LipoScience, an in vitro diagnostics company. He is the Chief Executive Officer of Luoxis Diagnostics, Inc. Mr. Disbrow holds an MBA from Wake Forest University and BS in Management from North Carolina State University.

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our chief scientific officer and a director. Rick Giles, a former non-executive employee, is the son of Richard B. Giles, one of our directors. Jarrett Disbrow, the president and chief executive officer of Vyrix, is the brother of Joshua R. Disbrow, our chief operating officer and chief executive officer of Luoxis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of our Common Stock to file certain reports, Forms 3, 4 and 5, with the SEC with respect to ownership and changes in ownership of our Common Stock. To our knowledge, no shareholder beneficially owns more than 10% of our Common Stock. Based solely on our review of Forms 3, 4 and 5, Vaughan Clift, our Chief Regulatory Affairs Officer, was delinquent in filing a Form 4 reporting the transfer by his wife in February 2014 of shares of our Common Stock to a managed Limited Liability Company over which neither Dr. Clift nor his wife has or possesses any control. Dr. Clift filed a Form 5 reporting such transfer in February 2015 and disclaims any beneficial ownership with respect to such shares.

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

Meetings

During the year ended December 31, 2014, there were held (i) four meetings of the Board of Directors, (ii) six meetings of the Audit Committee, (iii) fifteen meetings of the Compensation Committee, and (iv) no meetings of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

Annual Meeting Attendance, Executive Sessions and Shareholder Communications

Commencing January 2011, our policy has been that directors attend the annual meeting of stockholders. We previously did not have a policy concerning director attendance at annual meetings. Commencing January 2011, our policy has been that our non-employee directors are also required to meet in separate sessions without management on a regularly scheduled basis four times a year. Generally, these meetings are expected to take place in conjunction with regularly scheduled meetings of the Board throughout the year in conjunction with committee meetings.

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

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for us at that time. Our current chairman, Michael Macaluso, was appointed our chief executive officer effective January 2012. Mr. Macaluso has served as a member of our Board since March 2010, and has been a member of the Board of Directors of Life Sciences from December 2009.

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

The members of our Audit Committee are Messrs. Giles, Coelho and Stevens. Mr. Giles is our Audit Committee chairman and was appointed to our Audit Committee in August 2010. Our Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board of Directors has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE MKT and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of SEC rules and regulations, and applicable requirements of the NYSE MKT.

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

Non-Employee Director Compensation

Our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, as the case may be for the fiscal year ended December 31, 2014:

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

In December 2014, the Compensation Committee amended the Non-Employee Director Compensation for fiscal 2015 by increasing Board meeting fees for in-person attendance from $1,000 to $1,500 and telephonically attending from $500 to $1,000.

Director Compensation for 2014

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2014. Our employee directors do not receive additional compensation for their services as a member of our Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1)(2)	All Other Compensation (3)	Total

Philip H. Coelho	$97,500	$133,120	$10,000	$240,620
Richard B. Giles	$84,000	$306,383	$10,000	$400,383
David Stevens, PhD	$61,000	—	$10,000	$71,000

(1)	In June 2014, Mr. Giles was granted an option to purchase 70,000 shares of common stock. This option has an exercise price of $6.96 per share, which was the closing price of the Company’s common stock on the date of grant (June 8, 2014). In December 2014, Mr. Coelho was granted an option to purchase 50,000 shares of common stock. This option has an exercise price of $3.46 per share, which was the closing price of the Company’s common stock on the date of grant (December 20, 2014). These options fully vested as of the grant date and have a term of 10 years from the grant date. The amounts in this column reflect the grant date fair values of the stock awards based on the last reported sale price of the common stock at the dates of grant. Please see Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 10 – Equity Instruments.”
(2)	At December 31, 2014, Messrs. Coelho, Giles and Dr. Stevens held options to acquire 565,554, 650,000 and 225,000 shares of common stock, respectively.
(3)	Annual stock award. In January 2014, each of Messrs. Coelho, Giles and Dr. Stevens was awarded 1,403 shares of common stock pursuant to the 2010 Plan, at a price of $7.13 per share equivalent to $10,000, which was the closing price of the Company’s common stock on the date of grant (January 2, 2014).

Item 11.	Executive Compensation

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

Named Executive Officers

For our most recently completed fiscal year (the year ended December 31, 2014), our Named Executive Officers were: (i) Michael Macaluso, our Chief Executive Officer, who has served as our Chief Executive Officer since January 2012 , (ii) Mark D. McGregor, our former Chief Financial Officer, who served as our Chief Financial Officer from April 2011 until June 2014, (iii) Gregory A. Gould, our current Chief Financial Officer, who has served as our Chief Financial officer since June 2014, (iv) David Bar-Or, M.D., our current Chief Scientific Officer, who has served as our Chief Scientific Officer since March 2010, (v) Vaughan Clift, our current Chief Regulatory Affairs Officer, who has served as our Chief Regulatory Affairs Officer since March 2010, and (vi) Joshua Disbrow, our current Chief Operating Officer, who has served as our Chief Operating Officer since December 2012. We had no other executive officers serving during the year ended December 31, 2014.

Executive Compensation Components

Our compensation program for our Named Executive Officers consists of three components: (i) a base salary, (ii) discretionary bonuses based on performance, and (iii) equity compensation. Each of these components is reflected in the Summary Compensation Table below.

Salaries. The initial cash salaries paid to Messrs. Macaluso, Gould, Disbrow and Drs. Bar-Or and Clift were established at the time they became officers. Each of these persons has an employment agreement with us, a copy of which is an exhibit to, or incorporated by reference herein. Mr. McGregor was an at-will employee and did not have an employment agreement with us. Since the respective dates of their becoming Named Executive Officers, any increases in the salaries of our Named Executive Officers have been made at the discretion of the Compensation Committee. Mr. Macaluso and Dr. Bar-Or receive no additional compensation for serving on our Board of Directors.

Cash Incentive Compensation. Cash incentive or bonus compensation is discretionary under our employment agreements with Drs. Bar-Or and Clift and Messrs. Macaluso, Gould and Disbrow. However, each employment agreement contains performance objectives tailored to the individual officer’s duties, and Company performance. All cash incentive compensation grants are intended to be paid in accordance with Section 162(m) of the Code. For 2014, we awarded a cash bonus to Mr. Macaluso of $5,000, to Dr. Bar-Or of $5,000, to Dr. Clift of $5,000, to Mr. Gould of $5,000 and to Mr. Disbrow of $180,000 which were awarded on a discretionary basis by the Compensation Committee based on the Compensation Committee’s assessment of 2014 performance, of Mr. Disbrow’s $180,000, $175,000 was related to his superior performance as Chief Executive Officer of Luoxis. We also paid Mr. Gould $22,000 in accordance with his relocation to Colorado.

Equity Compensation. In 2014, we granted stock options to certain of our officers, directors and consultants for their services, all of which were granted pursuant to written agreements under the 2010 Plan. All future grants are expected to be made under the 2010 Plan. The vesting period for option grants vary.

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

Role of Compensation Consultants in Executive Compensation Decisions. The Compensation Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of the Company’s compensation policies. The Compensation Committee did not use a compensation consultant in connection with setting 2014 executive compensation, and relied upon the professional and market experience of the Committee members in determining 2014 executive compensation. The Compensation Committee may engage a compensation consultant in the future if it deems such services to be appropriate and cost-justified.

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

Submitted by the Compensation Committee of the Board of Directors

Philip H. Coelho
Richard B. Giles David R. Stevens, Ph.D.

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2014, 2013 and 2012, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Award ($) (e)	Option Award ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Current Named Executive Officers

Michael Macaluso Chief Executive Officer effective January 2012	2014	300,000		155,000		—	1,095,433	—	—	—		1,550,433
	2013	221,250	(2)	155,000		—	—	—	—	—		376,250
	2012	190,938		5,000		—	509,556	—	—	—		705,494

David Bar-Or, M.D. Chief Scientic Officer and Former Chairman	2014	300,000		5,000		—	1,538,943	—	—	—		1,843,943
	2013	300,000		155,000		—	469,352	—	—	—		924,352
	2012	300,000		105,000		—	407,645	—	—	—		812,645

Vaughan Clift, M.D. Chief Regulatory Affairs Officer	2014	250,000		5,000		—	872,067	—	—	—		1,127,067
	2013	250,000		130,000		—	265,966	—	—	—		645,966
	2012	250,000		5,000		—	305,734	—	—	—		560,734

Gregory A. Gould Chief Financial Officer since June 2014	2014	138,450	(4)	5,000		—	1,435,243	—	—	21,620	(7)	1,600,313
	2013	—		—		—	—	—	—	—		—
	2012	—		—		—	—	—	—	—		—

Mark D. McGregor Chief Financial Officer since April 2011	2014	103,125	(5)	29,000		—	—	—	—	75,000	(8)	207,125
	2013	152,216		20,000		—	212,694	—	—	—		384,910
	2012	150,000		5,000		—	191,255	—	—	—		346,255

Joshua R. Disbrow Chief Operating Officer since December 2012	2014	245,000		180,000	(6)		—	—	—	—		425,000
	2013	228,958	(3)	127,500		—	—	—	—	—		356,458
	2012	11,375		—		—	1,038,937	—	—	—		1,050,312

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Consolidated Financial Statements – Note 10 – Equity Instruments.”
(2)	Mr. Macaluso’s salary was increased from $195,000 to $300,000 annually effective October 2013.
(3)	Effective June 2013, Mr. Disbrow began receiving a $35,000 annual salary from Luoxis.
(4)	Mr. Gould was appointed to Chief Financial Officer effective June 2014.
(5)	Mr. McGregor resigned as Chief Financial Officer effective August 2014.
(6)	In 2014, Mr. Disbrow received a bonus of $175,000 related to his superior performance as Chief Executive Officer of Luoxis.
(7)	Compensation related to Mr. Gould’s expense to move his family to Colorado.
(8)	Mr. McGregor’s retirement severance.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers as of December 31, 2014:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards

Current Named Executive Officers
Gould, Greg	6/10/2014	300,000	$7.14	$1,435,243
Bar-Or, David M.D.	8/11/2014	300,000	$6.48	$1,538,943
Clift, Vaughan	8/11/2014	170,000	$6.48	$872,067
Macaluso, Michael	12/20/2014	400,000	$3.46	$1,095,433

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2014:

		Option Awards					Stock Awards
Name (a)		Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentie Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Current Named Executive Officers

Michael Macaluso	(5)	—	400,000	—	3.46	12/20/2024	—	—	—	—
Michael Macaluso	(1)	215,277	34,723	—	2.76	5/7/2022	—	—	—	—
Michael Macaluso		220,000	—	—	1.03	8/12/2020	—	—	—	—
Michael Macaluso		180,000	—	—	1.70	8/27/2020	—	—	—	—
David Bar-Or, M.D.	(3)	150,000	150,000	—	6.48	8/11/2024	—	—	—	—
David Bar-Or, M.D.	(1)	172,222	27,778	—	2.76	5/7/2022	—	—	—	—
David Bar-Or, M.D.		400,000	—	—	1.03	8/12/2020	—	—	—	—
David Bar-Or, M.D.		300,000	—	—	6.15	7/15/2023	—	—	—	—
Vaughan Clift, M.D.	(3)	85,000	85,000	—	6.48	8/11/2024
Vaughan Clift, M.D.	(1)	129,166	20,834	—	2.76	5/7/2022	—	—	—	—
Vaughan Clift, M.D.		365,000	—	—	1.03	8/12/2020	—	—	—	—
Vaughan Clift, M.D.		170,000	—	—	6.15	7/15/2023	—	—	—	—
Gregory A. Gould	(4)	100,000	200,000	—	7.14	6/10/2024	—	—	—	—
Mark D. McGregor		75,000	—	—	2.76	5/7/2022	—	—	—	—
Mark D. McGregor		100,000	—	—	2.50	4/7/2021	—	—	—	—
Mark D. McGregor		100,000	—	—	8.62	11/8/2023	—	—	—	—
Joshua R. Disbrow	(2)	288,840	111,160	—	3.53	12/15/2022	—	—	—	—

(1)	Unexercisable options vest monthly and become fully vested May 7, 2015.
(2)	Unexercisable option vests annually and becomes fully vested December 15, 2015.
(3)	Unexercisable option vests annually and becomes fully vested July 31, 2015.
(4)	Unexercisable option vests annually and becomes fully vested June 10, 2016.
(5)	Unexercisable options vest annually and become fully vested January 1, 2017.

Employment Agreements

In August 2010, we entered into employment agreements with Dr. David Bar-Or, our Chief Scientific Officer, and Dr. Vaughan Clift, our Chief Regulatory Affairs Officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011. The terms of the employment agreements with Dr. Bar-Or and Dr. Clift are substantially identical except as noted below. Each agreement had an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or, and $250,000 for Dr. Clift. On July 15, 2013, Ampio extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2014. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. On August 11, 2014, Ampio extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2015. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, for Ampio common stock at an exercise price of $6.48 with 50% vesting upon grant and 50% after one year. We entered into an employment agreement with Mr. Michael Macaluso, our Chief Executive Officer, effective January 9, 2012 which provided for an annual salary of $195,000, with an initial term ending January 9 2015. On October 1, 2013, Ampio increased Mr. Macaluso’s annual salary from $195,000 to $300,000. On December 20, 2014, Ampio extended the Employment Agreement of Mr. Macaluso for three additional years, expiring January 9, 2017. In connection with this Amendment, Mr. Macaluso was awarded 400,000 options for Ampio common stock at an exercise price of $3.46 vesting annually over three years beginning on January 1, 2015. We entered into an employment agreement with Mr. Joshua Disbrow, our Chief Operating Officer, effective December 15, 2012. This agreement has an initial term ending December 15, 2015 and provides for an annual salary of $210,000. Mr. Disbrow also receives an annual salary of $35,000 from Luoxis effective June 16, 2013. We entered into an employment agreement with Mr. Gregory Gould, our Chief Financial Officer, on June 10, 2014, which provided for an annual salary of $250,000, with an initial term ending June 10, 2017. In connection with this employment agreement, Mr. Gould was awarded 300,000 options for Ampio common stock at an exercise price of $7.14 vesting annually over two years beginning on June 10, 2014.

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board of Directors based on individual achievement and Company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining successful phase II and phase III clinical trial results, (ii) preparation and compliance with a fiscal budget, (iii) the launch of clinical trials for additional products approved by the Board of Directors, (iv) the sale of intellectual property not selected for clinical trials by the Company at prices, and times, approved by the Board of Directors and (v) making significant scientific discoveries acceptable to the Board of Directors. The targeted amount of each officer’s annual bonus shall be 50% of the applicable base salary, although the actual bonus may be higher or lower.

The employment agreements for Dr. Bar-Or and Dr. Clift provided for an initial grant of stock options in the amount of 700,000 (subsequently reduced to 400,000) and 365,000 options, respectively. Each option is exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on August 11, 2010. Mr. Disbrow was granted 450,000 (subsequently reduced to 400,000) stock options which vest as follows: (i) 88,880 options to purchase common stock vested on the grant date of December 15, 2012; (ii) 88,880 options to purchase common stock vest 365 days after the grant date; (iii) 111,120 options to purchase common stock vest 730 days after the grant date; and (iv) 111,120 options to purchase common stock vest 1,095 days after the grant date; and are exercisable for a period of ten years at an exercise price per share equal to the quoted closing price of our common stock on December 14, 2012. In the event of a change in control or in the event of termination without cause or for good reason (as such terms are defined in the employment agreement), all outstanding stock options held by Mr. Disbrow will become fully vested and exercisable.

Potential Payments upon Termination or Change in Control

If the employment of Mr. Disbrow, Mr. Gould, Dr. Bar-Or, or Dr. Clift is terminated at our election at any time, for reasons other than death, disability or cause (as defined in the employment agreements), or if an officer terminates his employment for good reason (as defined in the employment agreements), the officer in question shall be entitled to receive a lump sum severance payment equal to two times his base salary and of the continued payment of premiums for continuation of the officer’s health and welfare benefits pursuant to COBRA or otherwise, for a period of two years from the date of termination, subject to earlier discontinuation if the officer is eligible for comparable coverage from a subsequent employer. Mr. Macaluso is not entitled to any such termination payments pursuant to the terms of his employment agreement. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our subsidiaries and affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

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

In the event of a Change of Control, all outstanding stock options, restricted stock and other stock-based grants held by Mr. Macaluso, Mr. Disbrow, Mr. Gould, Dr. Bar-Or and Dr. Clift become fully vested and exercisable, and all such stock options remain exercisable from the date of the Change in Control until the expiration of the term of such stock options.

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

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Internal Revenue Code. In addition, in accordance with Ampio’s stock incentive plan, all outstanding stock options held by Mr. Disbrow, Mr. Gould, Dr. Bar-Or and Dr. Clift (and all other option holders with grants under that plan) become fully vested in connection with a Change in Control. All outstanding stock options held by Mr. Macaluso will also become fully vested in connection with a Change in Control. The following table provides estimates of the potential severance and other post-termination benefits that each of Dr. Bar-Or, Dr. Clift, Mr. Disbrow, Mr. Macaluso, and Mr. Gould would have been entitled to receive assuming their respective employment was terminated as of December 31, 2014 for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without good reason;	Without Cause; Good reason	Death; Disability	Change in Control

David Bar-Or, M.D.
Salary	—	$600,000	—	—
Stock Options (4)	—	—	—	—
Value of health benefits provided after termination (1)	—	41,457	—	—

Total	—	$641,457	—	—

Vaughan Clift, M.D.
Salary	—	$500,000	—	—
Stock Options (3) (4)	—	—	—	—
Value of health benefits provided after termination (1)	—	56,510	—	—

Total	—	$556,510	—	—

Joshua Disbrow
Salary	—	$420,000	—	—
Stock Options (4)	—	—	—	—
Value of health benefits provided after termination (1)	—	56,510	—	—

Total	—	$476,510	—	—

Michael Macaluso
Stock Options (2)	—	—	$11,264	$11,264

Total	—	—	$11,264	$11,264

Gregory Gould
Salary	—	$500,000	—	—
Stock Options (4)	—	—	—	—
Value of health benefits provided after termination (1)	—	56,510	—	—

Total	—	$556,510	—	—

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of two years.
(2)	Amounts represent the intrinsic value (that is, the value based upon the Company’s stock price on December 31, 2014 of $3.43 per share), minus the exercise price of the equity awards that would have become exercisable as of December 31, 2014.
(3)	Dr. Clift has a provision in his employment agreement that his options would all fully vest if he was let go without cause or if he left for good reason.
(4)	The unvested options of these officers have a value higher than the stock price on December 31, 2014 of $3.43 per share, therefore there is no intrinsic value.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2014 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2014. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2014 are included for that person or group but not the stock options, debentures, or warrants of any other person or group.

Applicable percentage ownership is based on 51,972,266 shares of common stock outstanding at December 31, 2014.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

ACT Capital Management, LLLP (1)	3,906,000	7.52%
Knoll Capital Management (2)	3,388,322	6.52%
BlackRock Inc. (3)	2,984,053	5.74%
Michael Macaluso (4)	2,549,238	4.80%
David Bar-Or (5)	1,033,333	1.90%
Vaughan Clift (6)	757,499	1.40%
Philip H. Coelho (7)	573,414	1.10%
Richard B. Giles (8)	880,481	1.70%
David R. Stevens (9)	222,922	0.40%
Gregory A. Gould (10)	100,000	0.20%
Joshua R. Disbrow (11)	288,840	0.60%

All executive officers and directors (eight persons)	6,405,727	11.37%

(1)	Based solely on a Schedule 13G/A filed on February 5, 2015 by ACT Capital Management, LLLP reporting beneficial ownership as of December 31, 2014.
(2)	Based solely on a Schedule 13G filed on February 17, 2015 by Knoll Capital Management, LP reporting beneficial ownership as of February 17, 2015.
(3)	Based solely on a Schedule 13G filed on February 5, 2015 by BlackRock, Inc. reporting beneficial ownership as of December 31, 2014.
(4)	Includes an aggregate of 762,486 shares of common stock issuable to Mr. Macaluso by virtue of (i) exercise of currently exercisable stock options and (ii) his service as a non-management director and currently as an officer.
(5)	Includes 1,033,333 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 930,700 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.
(6)	Includes 757,499 shares of common stock Dr. Clift has the right to acquire on exercise of currently exercisable stock options.
(7)	Includes 557,221 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.
(8)	Includes 641,667 shares of common stock issuable to Mr. Giles on exercise of currently exercisable stock options. Includes 50,417 shares of common stock owned of record by Barbara Giles, Mr. Giles’s spouse, and 1,838 shares of common stock owned of record by Jeff Giles, Mr. Giles’s son. Excludes 70,416 shares of common stock issuable to Rick Giles, Mr. Giles’s son, on exercise of currently exercisable stock options as well as 1,838 shares of common stock owned of record by Rick Giles, as to which Mr. Giles disclaims beneficial ownership.
(9)	Includes 216,667 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.
(10)	Includes 100,000 shares of common stock issuable to Mr. Gould on exercise of currently exercisable stock options.
(11)	Includes 288,840 shares of common stock issuable to Mr. Disbrow on exercise of currently exercisable stock options.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11 “Executive Compensation”, we or Life Sciences have been a party to the following transactions since January 2012 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

Ampio had license agreements with the Institute for Molecular Medicine, Inc. (“IMM”), a nonprofit research organization founded by an officer and director of Ampio who also serves as IMM’s executive director. The license agreements were assigned to Life Sciences as a part of the asset purchase from BioSciences. Under the license agreements, Ampio paid the costs associated with maintaining intellectual property subject to the license agreements. As further noted in Note 3 to our financial statements, the intellectual property associated with the license agreements was assigned to Luoxis.

Immediately prior to the Merger on March 2, 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,000. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During 2012 and 2011, advances of $37,000 and $23,000 were repaid to the Company, respectively. As of December 31, 2014, $91,000 of advances to stockholders remained outstanding.

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

In July 2014, our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that at the time none of Messrs. Coelho, Giles and Stevens, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE MKT. Our Board of Directors also determined that Messrs. Giles, Coelho and Stevens, who comprise our Audit Committee and our Compensation Committee, and Messrs. Giles and Coelho, who comprise our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NYSE MKT rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Board of Directors also has determined that Mr. Giles qualifies as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP has served as our independent auditors since March 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ended December 31, 2014.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP for the audit of our annual consolidated financial statements for the respective periods.

	Year Ended December 31,
	2014	2013	2012
Audit fees (1)	$161,786	$139,500	$135,000
Audit-related fees (2)	141,889	24,952	20,767
Tax fees (3)	18,727	14,000	15,385

Total fees	$322,402	$178,452	$171,152

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2014, 2013 and 2012 are comprised of fees related to registration statements and consultation fees.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit number	Exhibit title

2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)

2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)

2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)

2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)

2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)

3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)

3.2	Certificate of Amendment to Certificate of Incorporation(4)

3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)

3.4	Bylaws of the Registrant, as currently in effect (4)

4.1	Specimen Common Stock Certificate of the Registrant (11)

4.2	Form of Unsecured Senior Convertible Debenture (5)

4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)

4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)

4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)

4.6	Form of Underwriter Warrant (19)

10.1	Form of Director and Executive Officer Indemnification Agreement (7)

10.2	2010 Stock Incentive Plan and forms of option agreements (7)**

10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**

10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**

10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**

10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**

Exhibit number	Exhibit title

10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**

10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)

10.8	Sponsored Research Agreement dated September 1, 2009 (7)***

10.9	Exclusive License Agreement, dated July 11, 2005(7)***

10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***

10.11	Exclusive License Agreement, dated February 17, 2009 (7)***

10.12	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)

10.14	Extension Agreement for Notes Payable effective January 31, 2011(12)

10.15	Extension Agreement for Notes Payable effective January 31, 2011 (12)

10.16	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)

10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)

10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)

10.19	Promissory Note, dated June 23, 2010 (10)

10.20	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)

10.21	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)

10.22	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)

10.23	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011 (23)***

10.24	Employment Agreement, effective January 9, 2012, by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso (20)**

10.25	Employment Agreement, effective December 15, 2012, by and between Ampio Pharmaceuticals, Inc. and Joshua R. Disbrow (21)**

10.26	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

10.27	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***

10.28	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 15, 2013 (24)**

10.29	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 15, 2013 (24)**

10.30	Securities Purchase Agreement by and among Ampio Pharmaceuticals, Inc. and the Purchasers (as defined therein), dated September 25, 2013 (25)

10.31	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 4, 2013 (26)**

Exhibit number	Exhibit title

10.32	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013 (27)

10.33	Amendment of 2010 Stock and Incentive Plan (28)**

10.34	Human Serum Albumin Ingredient Purchase and Sale Agreement by and between Ampio Pharmaceuticals, Inc. and Supplier, dated October 10, 2013 (29)***

10.35	Employment Agreement between Ampio Pharmaceuticals, Inc. and Gregory A. Gould, executed June 4, 2014 and effective June 10, 2014 (30)**

10.36	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated August 11, 2014 (31)**

10.37	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated August 11, 2014 (32)**

10.38	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated December 20, 2014 (33)**

16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)

21.1	List of subsidiaries of the Registrant (18)

23.1*	Consent of EKS&H LLLP

31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 8-K filed January 7, 2011.
(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
(19)	Incorporated by reference from Registrant’s Form 8-K filed July 13, 2012.
(20)	Incorporated by reference from Registrant’s Form 8-K filed September 13, 2012.
(21)	Incorporated by reference from Registrant’s Form 8-K filed December 20, 2012.
(22)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(24)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2013.
(25)	Incorporated by reference from Registrant’s Form 8-K filed September 26, 2013.

(26)	Incorporated by reference from Registrant’s Form 8-K filed October 4, 2013.
(27)	Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013.
(28)	Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013.
(29)	Incorporated by reference from Registrant’s Form 10-K/A filed May 23, 2014.
(30)	Incorporated by reference from Registrant’s Form 8-K filed June 10, 2014.
(31)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(32)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(33)	Incorporated by reference from Registrant’s Form 8-K filed December 29, 2014.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: February 24, 2015	By:	/s/ Michael Macaluso
Michael Macaluso Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Michael Macaluso or Gregory A. Gould and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorney-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 24, 2015.

Signature	Title

/s/ Michael Macaluso Michael Macaluso	Chairman of the Board and Chief Executive Officer

/s/ Gregory A. Gould Gregory A. Gould	Chief Financial Officer (Principal Financial and Accounting Officer), Secretary and Treasurer

/s/ David Bar-Or David Bar-Or	Director

/s/ Philip H. Coelho Philip H. Coelho	Director

/s/ Richard B. Giles Richard B. Giles	Director

/s/ David R. Stevens David R. Stevens	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ampio Pharmaceuticals, Inc. and Subsidiaries

Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Ampio Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ampio Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ampio Pharmaceuticals, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

EKS&H LLLP

February 24, 2015

Denver, Colorado

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$50,320,656	$26,309,449
Prepaid expenses	672,716	131,986
Prepaid research and development - related party (Note 11)	265,785	—

Total current assets	51,259,157	26,441,435

Fixed assets, net (Note 2)	9,945,428	1,298,504
In-process research and development	7,500,000	7,500,000
Patents, net	664,169	734,957
Long-term portion of prepaid research and development - related party (Note 11)	863,802	—
Deposits	35,854	43,856

	19,009,253	9,577,317

Total assets	$70,268,410	$36,018,752

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,299,025	$1,900,576
Accrued compensation	235,665	522,056
Deferred rent	59,579	—
Deferred revenue	85,714	50,000

Total current liabilities	3,679,983	2,472,632

Long-term deferred rent	661,160	—
Long-term deferred revenue	468,749	331,250

Total liabilities	4,809,892	2,803,882

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 51,972,266 in 2014 and 42,065,031 in 2013	5,197	4,207
Additional paid-in capital	168,108,278	96,942,744
Advances to stockholders	(90,640)	(90,640)
Accumulated Deficit	(101,904,570)	(63,779,155)

Total Ampio stockholders’ equity	66,118,265	33,077,156
Non-controlling interests	(659,747)	137,714

Total equity	65,458,518	33,214,870

Total liabilities and equity	$70,268,410	$36,018,752

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012

License revenue	$76,787	$50,000	$50,000

Expenses
Research and development	26,618,567	16,550,556	6,044,337
Research and development - related party (Note 11)	304,421	45,921	—
General and administrative	12,224,834	7,477,396	5,826,419

Total operating expenses	39,147,822	24,073,873	11,870,756

Other income (expense)
Interest income	22,263	12,287	21,943
Derivative (expense) income	—	(516,840)	205,768

Total other income (expense)	22,263	(504,553)	227,711

Net loss	(39,048,772)	(24,528,426)	(11,593,045)

Net loss applicable to non-controlling interests	923,357	519,868	—

Net loss applicable to Ampio	$(38,125,415)	$(24,008,558)	$(11,593,045)

Weighted average number of Ampio common shares outstanding	50,226,555	38,294,259	33,983,590

Basic and diluted Ampio net loss per common share	$(0.76)	$(0.63)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid in	Advances to	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Interests	Equity

Balance - December 31, 2011	—	$—	31,081,434	$3,108	$46,061,783	$(127,523)	$(28,177,552)	$—	$17,759,816
Issuance of common stock for services	—	—	24,072	3	100,147	—	—	—	100,150
Options exercised, net	—	—	680,809	68	617,932	—	—	—	618,000
Warrants exercised, net	—	—	19,520	2	32,692	—	—	—	32,694
Stock-based compensation	—	—	—	—	1,522,374	—	—	—	1,522,374
Repayment of advance	—	—	—	—	—	36,883	—	—	36,883
Issuance of common stock in exchange for cash in July, net of offering costs of $1,739,589	—	—	5,203,860	520	15,352,630	—	—	—	15,353,150
Net loss	—	—	—	—	—	—	(11,593,045)	—	(11,593,045)

Balance - December 31, 2012	—	—	37,009,695	3,701	63,687,558	(90,640)	(39,770,597)	—	23,830,022

Issuance of common stock for services	—	—	22,752	2	88,048	—	—	—	88,050
Issuance of common stock in exchange for cash in September, net of offering costs of $297,768	—	—	4,600,319	460	25,003,526	—	—	—	25,003,986
Issuance of common stock of Luoxis for cash net of offering costs of $985,274 (Note 3)	—	—	—	—	3,340,937	—	—	639,353	3,980,290
Issuance of common stock of Luoxis in exchange for patents (Note 3)	—	—	—	—	42,510	—	—	7,490	50,000
Non-controlling interests on contributed assets	—	—	—	—	(10,739)	—	—	10,739	—
Options exercised, net	—	—	238,381	24	159,858	—	—	—	159,882
Warrants exercised, net	—	—	193,884	20	1,182,761	—	—	—	1,182,781
Stock-based compensation	—	—	—	—	3,448,285	—	—	—	3,448,285
Net loss	—	—	—	—	—	—	(24,008,558)	(519,868)	(24,528,426)

Balance - December 31, 2013	—	—	42,065,031	4,207	96,942,744	(90,640)	(63,779,155)	137,714	33,214,870

Issuance of common stock for services	—	—	4,209	—	30,000	—	—	—	30,000
Issuance of common stock in exchange for cash in March 2014, net of offering costs of $4,999,777	—	—	9,775,000	978	63,424,244	—	—	—	63,425,222
Non-controlling interests on contributed assets	—	—	—	—	(125,896)	—	—	125,896	—
Options exercised, net	—	—	120,519	12	(15,480)	—	—	—	(15,468)
Warrants exercised, net	—	—	7,507	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,852,666	—	—	—	7,852,666
Net loss	—	—	—	—	—	—	(38,125,415)	(923,357)	(39,048,772)

Balance - December 31, 2014	—	$—	51,972,266	$5,197	$168,108,278	$(90,640)	$(101,904,570)	$(659,747)	$65,458,518

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities
Net loss	$(39,048,772)	$(24,528,426)	$(11,593,045)
Depreciation and amortization	439,098	137,680	62,396
Loss on disposal of fixed assets	28,685	—	—
Amortization of prepaid research and development - related party (Note 11)	210,413	—	—
Common stock issued for services	30,000	88,050	100,150
Stock-based compensation expense	7,852,666	3,448,285	1,522,374
Derivative expense (income)	—	516,840	(205,768)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) decrease in prepaid expenses	(540,730)	32,904	(121,770)
(Increase) in prepaid research and development - related party (Note 11)	(1,340,000)	—	—
Increase in accounts payable	1,020,496	699,454	570,500
Increase in deferred rent	720,739	—	—
Increase (decrease) in deferred revenue	173,213	(50,000)	(50,000)
(Decrease) increase in accrued compensation	(286,391)	522,056	—

Net cash used in operating activities	(30,740,583)	(19,133,157)	(9,715,163)

Cash flows used in investing activities
Purchase of fixed assets	(8,668,351)	(1,311,383)	—
Proceeds from sale of fixed assets	2,385	—	—
Purchase of patents	—	(330,000)	—
Deposits	8,002	(23,856)	15,000

Net cash used in investing activities	(8,657,964)	(1,665,239)	15,000

Cash flows from financing activities
Proceeds from sale of common stock	68,409,531	25,742,806	17,542,867
Costs related to sale of common stock	(4,999,777)	(297,768)	(1,559,395)
Proceeds from sale of Luoxis common stock (Note 3)	—	4,652,500	—
Costs related to sale of Luoxis common stock (Note 3)	—	(672,210)	—
Repayment of advances to shareholders	—	—	36,883

Net cash provided by financing activities	63,409,754	29,425,328	16,020,355

Net change in cash and cash equivalents	24,011,207	8,626,932	6,320,192
Cash and cash equivalents at beginning of period	26,309,449	17,682,517	11,362,325

Cash and cash equivalents at end of period	$50,320,656	$26,309,449	$17,682,517

Non-cash transactions:
Issuance of Luoxis stock for patents (Note 3)	$—	$50,000	$—
Warrant compensation from common stock offering costs	$—	$—	$180,194
Warrant compensation from Luoxis common stock offering costs (Note 3)	$—	$313,064	$—
Debenture warrant exercise fair value adjustment	$—	$901,611	$20,372
Fixed assets included in accounts payable	$377,953	$—	$—

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

Life Sciences was incorporated in the state of Delaware on December 18, 2008 and did not conduct any business activity until 2009, at which time Life Sciences purchased certain assigned intellectual property, business products and tangible property from BioSciences. In 2010, Life Sciences merged with Chay Acquisitions, a wholly-owned subsidiary of Chay Enterprises, Inc., a public company (the “Merger”). Chay issued 15,068,942 shares of common stock to acquire Life Sciences, which resulted in the stockholders of Life Sciences owning approximately 95.7% of Chay’s outstanding common stock after the consummation of the Merger and before taking into account the issuance of 1,325,000 additional shares of common stock as described in Note 11 – Related Party Transactions.

Ampio’s activities have been being primarily related to research and development and raising capital and have not generated significant revenue to date.

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

Revenue Recognition/Deferred Revenue

Payments received upon signing of license agreements are for the right to use the license and are deferred and amortized over the lesser of the license term or patent life of the licensed drug. Milestone payments relate to obtaining regulatory approval in the territory, cumulative sales targets, and other projected milestones and are recognized at the time the milestone requirements are achieved. Royalties will be recognized as revenue when earned.

Fixed Assets

Fixed assets are recorded at cost and after being placed in service, are depreciated using the straight-line method over estimated useful lives. Fixed assets consist of the following:

	Estimated	December 31,
	Useful Lives in years	2014	2013
Manufacturing Facility/Clean Room - in progress	8	$2,684,000	$1,001,000
Leasehold improvements	10	6,064,000	—
Office furniture and equipment	3 - 10	556,000	116,000
Lab equipment	5	1,060,000	279,000
Less accumulated depreciation		(419,000)	(97,000)

Fixed assets, net		$9,945,000	$1,299,000

The Company recorded the following depreciation expense in the respective periods:

	Year Ended December 31,
	2014	2013	2012

Depreciation Expense	$368,000	$72,000	$17,000

In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product and clinical trial data acquired in connection with the 2011 business combination of BioSciences – see Note 3 – Formation of Subsidiaries. The $7,500,000 recorded was based on an independent, third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. Once the Zertane product obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life. If the Company decided to abandon the Zertane product, the IPRD would be expensed.

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, acquired in connection with the 2011 acquisition of BioSciences is being amortized over the remaining U.S. patent lives of approximately 11 years. The fair value of the Luoxis patents was $380,000 when they were acquired in connection with the 2013 formation of Luoxis and is being amortized over the remaining U.S. patent lives of approximately 15 years. Patents consist of the following:

	December 31,
	2014	2013
Patents	$880,000	$880,000
Less accumulated amortization	(216,000)	(145,000)

Patents, net	$664,000	$735,000

The Company recorded the following amortization expense in the respective periods:

	Year Ended December 31,
	2014	2013	2012

Amortization Expense	$71,000	$66,000	$45,000

Future amortization is as follows:

2015	$71,000
2016	71,000
2017	71,000
2018	71,000
2019	71,000
Thereafter	309,000

$664,000

Use of Estimates

The preparation of consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, hybrid debt instruments, valuation allowances, stock-based compensation, useful lives of fixed assets and assumptions in evaluating impairment of indefinite lived assets. Actual results could differ from these estimates.

Derivatives

Ampio accounted for hybrid financial instruments (debentures with embedded derivative features – conversion options, down-round protection and mandatory conversion provisions) and related warrants by recording the fair value of each hybrid instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the hybrid financial instruments and related warrants was calculated using a binomial-lattice-based valuation model. Ampio recorded a derivative expense at the inception of each instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods were recorded as unrealized gain or loss on fair value of debt instruments for the hybrid financial instruments and to derivative income or expense for the warrants. Accounting for hybrid financial instruments and derivatives is discussed more fully in Note 5 – Derivative Financial Instruments. The fair value of warrants issued in connection with the common stock offerings was valued using a Black-Scholes option pricing model.

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

Net Loss per Common Share

Basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Ampio. Basic and diluted loss per share was the same in 2014, 2013 and 2012. Although there were common stock equivalents of 7,084,577, 5,662,748, and 5,677,186 shares outstanding at December 31, 2014, 2013 and 2012, respectively, consisting of stock options and warrants; they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the graded method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods as follows:

	Year Ended December 31,
	2014	2013	2012

Research and development costs	$26,923,000	$16,596,000	$6,044,000

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and other current assets and liabilities are carried at cost which approximates fair value due to the short maturity of these instruments. Hybrid financial instruments such as convertible debentures and related warrants were recorded at estimated fair value based on a binomial-lattice-based valuation model.

Impairment of Long-Lived Assets

Ampio routinely performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2014, no impairment existed for long-lived assets.

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 regarding Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for our fiscal year beginning January 1, 2017. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for Ampio’s calendar year 2015; however, early adoption is permitted and, accordingly, we elected to implement the guidance for our 2014 financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the FASB’s Accounting Standards Codification topic 730, “Research and Development”. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the years ended December 31, 2013 and 2012 by $1.7 million and $1.4 million, respectively. The correction of this error had no impact on our total operating expenses or our net loss for any periods presented.

Note 3 – Formation of Subsidiaries

In January 2013, Ampio formed a wholly-owned subsidiary, Luoxis, to focus on the development and commercialization of the Oxidation Reduction Potential (“ORP”) technology platform. The ORP technology indicates disease severity and progression across a wide range of critical and chronic illnesses. Luoxis was funded through a private placement launched in February 2013. In March 2013, an initial closing was completed and two additional closings were completed in April and May 2013. A total of 4,652,500 shares were issued at $1.00 per share resulting in $4,653,000 of gross proceeds. Net proceeds were $3,980,000 after placement agent and legal fees. The placement agent also received 465,250 warrants to purchase Luoxis common stock valued at $313,000 in connection with the closing, which amount has been included in total offering costs in the consolidated statement of changes in stockholders’ equity (deficit). The warrants have a term of 5 years and an exercise price of $1.00. The warrants were issuable at the final closing and were exercisable one year thereafter. Concurrent with the March 2013 closing, $330,000 was paid to Trauma Research LLC (“TRLLC”) and 50,000 shares of Luoxis common stock valued at $50,000 were issued to the Institute for Molecular Medicine, Inc., both related parties, for assignment of all patents previously licensed by Ampio. The patents will be amortized over an overall estimated life of 15 years. As a result of the private placement closings, Ampio owns 80.9% of Luoxis. The consolidated financial statements include Luoxis since Ampio has a controlling financial interest and the third-party holdings (19.1%) are referred to as “non-controlling interests”.

In November 2013, Ampio formed Vyrix Pharmaceuticals, Inc., a wholly-owned subsidiary, to provide a platform to focus and monetize its sexual dysfunction portfolio. Included in Vyrix’s assets are the $7.5 million for IPRD and $.5 million for patents which were acquired from DMI BioSciences.

Note 4 – License Agreement/Revenue Recognition

During 2011, Ampio entered into a license, development and commercialization agreement with a major Korean pharmaceutical company which was assigned to Vyrix when it was formed in 2013. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of premature ejaculation (“PE”) and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug. Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $418,000 after withholding of Korean tax. The upfront payment has been deferred and is being recognized as license revenue over a ten year period. Milestone payments of $3,200,000 may be earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which may take several years. In addition, Ampio may earn a royalty based on 25% of net sales, as defined, if the royalty exceeds the transfer price of the Zertane product. No royalties have been earned to date.

In April 2014, Vyrix entered into a Distribution and License Agreement (the “Paladin Agreement”) with Endo Ventures Limited, which recently acquired Paladin Labs Inc. (“Paladin”), whereby Paladin has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. The Paladin Agreement expires on a country by country basis the later of fifteen years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Paladin paid $250,000 to Vyrix upon signing the Paladin Agreement and may make milestone payments aggregating up to $3,025,000 based upon achieving Canadian and South African product regulatory approval and achieving specific sales goals. The upfront payment has been deferred and is being recognized as license revenue over a seven year period. In addition, the Paladin Agreement provides that Paladin pays royalties based on sales volume.

Note 5 - Derivative Financial Instruments

The warrants associated with the derivative liability expired in December 2013. All of the warrants were exercised prior to expiration.

Ampio elected to measure the Senior Convertible Debentures issued in 2010 at fair value in their entirety, rather than bifurcating the conversion option. The fair value of the hybrid debt instrument comprises the present value of the principal and coupon enhanced by the conversion option. Both the Warrants and the conversion options embedded in the hybrid debt instruments were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, Ampio projects and discounts future cash flows applying probability-weighting to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of Ampio’s common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair value, Ampio’s income has reflected the volatility in these estimate and assumption changes.

The following table summarizes the effects on Ampio’s income (expense) associated with changes in the fair value of Ampio’s derivative financial instruments by type of financing for the respective periods:

	Year Ended December 31,
	2014	2013	2012

Warrants (dates correspond to financing)
Tranche 1 - August 10, 2010	$—	$(184,000)	$67,000
Tranche 2 - October 22, 2010-October 29, 2010	—	—	5,000
Tranche 3 - November 12, 2010-November 29, 2010	—	(254,000)	99,000
Tranche 4 - December 13, 2010-December 29, 2010	—	(35,000)	17,000
Tranche 5 - January 20, 2011-January 31, 2011	—	(44,000)	18,000

	$—	$(517,000)	$206,000

Note 6 – Fair Value Considerations

We follow authoritative guidance on the fair value measurements for financial instruments measured on a recurring basis as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the following three-level hierarchy that maximizes the use of observable inputs to value our financial instruments:

Level 1:	Observable inputs such as unadjusted quoted prices in active markets identical instruments;

Level 2:	Quoted prices for similar instruments that are directly or indirectly observable in the marketplace; and

Level 3:	Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires us to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

Ampio’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Ampio’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. Ampio has consistently applied the valuation techniques discussed in all periods presented.

Note 7 – Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s consolidated financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2014	2013	2012
Benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal income tax impact	(3.1)%	(3.1)%	(3.1)%
Stock-based compensation	3.5%	3.7%	3.2%
True-up and applicable rate adjustment	(0.5%)	—%	—%
Change in valuation allowance	34.1%	33.4%	33.9%

Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	2014	2013	2012
Current deferred income tax asset:
Accrued Liabilities	$42,000	$—	$—
Deferred Revenue License Agreement	32,000	19,000	19,000
Less: Valuation allowance	(74,000)	(19,000)	(19,000)

Total current deferred income tax asset	—	—	—

Long-term deferred income tax assets (liabilities):
Net operating loss carryforward	32,273,000	20,856,000	13,122,000
Section 197 license agreement	589,000	638,000	688,000
Deferred revenue license agreement	174,000	123,000	141,000
Share-based compensation expense	2,788,000	992,000	636,000
Property and equipment, due to difference in depreciation	(43,000)	(65,000)	(22,000)
Acquired patents	(123,000)	(139,000)	(156,000)
Acquired in-process research and development	(2,780,000)	(2,780,000)	(2,780,000)
Less: Valuation allowance	(32,878,000)	(19,625,000)	(11,629,000)

Total long-term deferred income tax assets (liabilities)	—	—	—

Total deferred income tax assets (liabilities)	$—	$—	$—

For the years ended December 31, 2014, 2013 and 2012, Ampio’s net provision for income taxes was zero for all jurisdictions.

As of December 31, 2014, Ampio has approximately $93.0 million in consolidated net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire in 2021 through 2034. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. As a result of certain realization requirements of GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting. Those deferred tax assets include approximately $5.0 million of net operating loss deductions. Equity will be increased if and when such deferred tax assets are ultimately realized.

Ampio has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and do not expect significant changes in the amount of unrecognized tax benefits that occur within the next twelve months. Ampio’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition. Ampio files income tax returns in the United States federal and Colorado state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2011 or for Colorado before 2010. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

Note 8 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2015	2016	2017	2018	2019	Thereafter
Manufacturing Facility/Clean Room - in progress	$151,000	$151,000	$—	$—	$—	$—	$—
Ampion supply agreement	10,442,000	2,792,000	2,550,000	2,550,000	2,550,000	—	—
Clinical research and trial obligations	5,847,000	5,847,000	—	—	—	—	—
Sponsored research agreement with related party	1,381,000	325,000	325,000	325,000	325,000	81,000	—
Facility lease	3,211,000	287,000	297,000	306,000	316,000	326,000	1,679,000

	$21,032,000	$9,402,000	$3,172,000	$3,181,000	$3,191,000	$407,000	$1,679,000

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room will provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as sufficient office space to consolidate the core operations of the Company in a single facility.

Ampion Supply Agreement

In connection with the manufacturing facility/clean room, Ampio entered into a purchase agreement for human serum albumin with a total remaining commitment of $10,442,000 as of December 31, 2014. In addition to our current supplier, we have identified three other potential suppliers of the human serum albumin within the United States.

Clinical Research and Trial Obligations

In connection with upcoming clinical trials, Ampio has a remaining commitment of $2,727,000 on contracts related to the Ampion study drug and $3,120,000 remaining contract commitments related to the Optina study drug.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with TRLLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 11 – Related Party Transactions, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $264,000 to $325,000 per year.

Facility Leases

In May 2011, Ampio entered into a non-cancellable operating lease for office space effective June 2011, which expired July 2014. In December 2013, Ampio entered into a 125 month non-cancellable operating lease for new office space and the manufacturing facility effective May 2014. The new lease has initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. We recognize rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods is as follows:

	Years Ended December 31,
	2014	2013	2012

Rent expense	$306,000	$118,000	$100,000

Note 9 – Common Stock

Capital Stock

At December 31, 2014 and 2013, Ampio had 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In September 2011, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $80.0 million for offering from time to time. The registration statement also registered for possible resale up to one million shares of common stock to be sold by directors and management (as selling shareholders) in future public offerings. As of December 31, 2014, this shelf registration statement is no longer effective.

In December 2013, Ampio filed an additional shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offering from time to time in the future, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in January 2014 by the Securities and Exchange Commission. As a result of equity raises, approximately $86.3 million remains available under the Form S-3 filed in December 2013.

Underwritten Public Offerings

In March 2014, Ampio completed an underwritten public offering for the sale of 9,775,000 shares of common stock at a price of $7.00 per share. Gross proceeds to the Company were $68,425,000 with net proceeds of $63,425,000 after underwriter fees and cash offering expenses.

Private Placement – Luoxis

In 2013, Ampio completed a private placement for its Luoxis subsidiary. A total of 4,652,500 shares of Luoxis common stock were issued at $1.00 per share resulting in $4,653,000 of gross proceeds. Net proceeds were $3,980,000 after placement agent and legal fees. The placement agent also received 465,250 warrants to purchase Luoxis common stock valued at $313,000 in connection with the closing, which amount has been included in total offering costs in the consolidated statement of changes in stockholders’ equity (deficit).

Registered Direct Placement

In September 2013, Ampio closed on the sale of 4,600,319 shares of common stock at $5.50 per share, for a total of $25,302,000 of gross proceeds and $25,004,000 net proceeds after offering costs. The sale of the common stock was made pursuant to the September 2011 Form S-3 Shelf Registration.

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

Common Stock Issued for Services

Ampio issued 4,209, 7,752 and 9,072 shares valued at $30,000, $30,000 and $40,000 for non-employee directors as part of their director fees in 2014, 2013 and 2012, respectively. In addition, Ampio issued 15,000 shares with a value of $60,000 in October 2012 and 15,000 shares with a value of $58,000 in January 2013 for services rendered by a consultant.

Note 10 – Equity Instruments

Options

In 2010, Ampio shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. The shareholders have approved a total of 11.7 million shares reserved for issuance under the 2010 plan.

During 2012, the Company granted an additional 2,095,000 options at a weighted average exercise price of $2.97 to officers, directors, employees and consultants. Of the options granted, 75,000 options vested immediately while the remaining 2,020,000 vest over a one to three year period.

During 2013, an additional 1,120,000 options were granted at a weighted average exercise price of $6.54 to officers, directors, employees and consultants. Of the options granted, 130,000 options vested immediately while the remaining 990,000 vest over a one to three year period.

During 2014, we granted 1,645,000 options at a weighted average exercise price of $5.63 to officers, directors, employees and consultants. Of the options granted, 592,500 options vested immediately while the remaining 1,052,500 vest over a one to four year period.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding December 31, 2011	3,832,874	$2.75	7.31	$3,444,000

Granted	2,095,000	$2.97
Exercised	(715,476)	$1.07
Forfeited	(256,250)	$4.04
Expired	(33,333)	$5.96

Outstanding December 31, 2012	4,922,815	$2.25	8.36	$7,132,000

Granted	1,120,000	$6.54
Exercised	(333,176)	$3.23
Forfeited/Cancelled	(574,581)	$1.89

Outstanding December 31, 2013	5,135,058	$3.54	8.74	$10,273,000

Granted	1,645,000	$5.63
Exercised	(157,226)	$1.95
Forfeited/Cancelled	(54,584)	$3.29

Outstanding December 31, 2014	6,568,248	$3.82	7.66	$17,090,000

Exercisable at December 31, 2014	5,118,887	$3.46	7.22	$11,620,000

Available for grant at December 31, 2014	3,755,771

Stock options outstanding and exercisable at December 31, 2014 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$1.03 - $4.00	4,393,248	$2.33	7.03
$4.01 - $7.00	1,240,000	$6.17	8.83
$7.01 - $8.93	935,000	$7.73	9.05

	6,568,248	$3.82	7.66

	Year Ended December 31,
	2014	2013	2012

Average fair value per share granted	$4.14	$3.32	$2.17

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of our stock. Ampio has estimated a forfeiture rate of 5.0-5.9% based upon historical experience; this is an estimate of options granted that are expected to be forfeited or cancelled before becoming fully vested. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the respective years, using the following assumptions:

	Years Ended December 31,
	2014	2013	2012

Expected volatility	72% - 108%	70% - 89%	72% - 93%
Risk free interest rate	1.51% - 2.27%	0.40% - 2.12%	0.18% - 1.15%
Expected term (years)	5.0 - 7.0	3.0 - 6.5	3.0 - 6.5
Dividend yield	0.0%	0.0%	0.0%

Pursuant to the Luoxis 2013 Stock Option Plan (the “2013 Plan”), 5,000,000 million shares of its common stock were reserved for issuance. In June 2013, Luoxis granted 1,800,000 shares to officers, employees and consultants. The shares have an exercise price of $1.00 which is the same as the private placement offering price. Twenty-five percent of the shares vested immediately and the remainder vest annually on the grant date at a rate of 25% over the next three years. The fair value of these options totaling $1.3 million was also calculated using the Black-Scholes option pricing model utilizing the same methodology as described above for Ampio. During the first quarter of 2014, Luoxis granted 150,000 options to officers and consultants. The options have an exercise price of $1.00 and the same vesting schedule as those granted in 2013. The fair value of these options totaling $101,000 was also calculated using the Black-Scholes option pricing model utilizing the same methodology as described above for Ampio. During the third quarter of 2014, Luoxis granted 885,000 options to officers and consultants. The options have an exercise price of $1.60 and vest at a rate of 25% over the next four years starting on the one year anniversary of the grant date. Luoxis has estimated a forfeiture rate of 5.9% based upon historical experience; this is an estimate of options granted that are expected to be forfeited or cancelled before becoming fully vested. All Luoxis options expire 10 years after the date of grant. The fair value of these options totaling $1.2 million was also calculated using the Black-Scholes option pricing model utilizing the same methodology as described above for Ampio including the following assumptions:

	Years Ended December 31,
	2014	2013

Expected volatility	79% - 108%	85-86%
Risk free interest rate	0.75% - 2.09%	1.04% - 1.53%
Expected term (years)	5.0 - 7.0	5.0-6.5
Dividend yield	0%	0%

Luoxis stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding December 31, 2012	—	$—		$—

Granted	1,800,000	$1.00
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding December 31, 2013	1,800,000	$1.00	9.72	$1,272,000

Granted	1,035,000	$1.49
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding December 31, 2014	2,835,000	$1.19	8.85	$2,541,000

Exercisable at December 31, 2014	937,500	$1.00	8.49	$661,000

Available for grant at December 31, 2014	2,165,000

Vyrix has also adopted a 2013 Stock Option Plan (the “Vyrix 2013 Plan”) which reserved 5.0 million shares of its common stock for issuance to officers, employees and consultants. As of December 2014, 950,000 shares had been granted to a director, officers and consultants. Twenty-five percent or 237,500 shares vested immediately and the remainder vest annually over three years. In November 2013, 500,000 of these shares were granted to the Vyrix Chief Executive Officer and the exercise price was to be based upon a future private equity offering. Management estimated a price of $1.75 per common share for valuing the option grant. The grant was valued utilizing the Black-Scholes option pricing model using the same methodology as described above for Ampio. The valuation resulted in a charge of $140,000 in 2013. In the first quarter of 2014, Vyrix engaged an independent third party consulting firm to perform a valuation which was completed and based on the valuation, fixed the exercise price at $0.70 per share. All 950,000 options have been valued utilizing the $0.70 per share. As a result of the previous charge in the fourth quarter of 2013 and the revision of the exercise price, a reduction of stock compensation expense of $84,000 was reflected in the first quarter of 2014. Assumptions are as follows:

	Years Ended December 31,
	2014	2013

Expected volatility	63% - 76%	66% - 76%
Risk free interest rate	0.90% - 2.02%	1.33% - 2.02%
Expected term (years)	5.0 - 6.5	5.0 - 6.5
Dividend yield	0%	0%

Vyrix stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding December 31, 2012	—	$—		$—

Granted	500,000	$1.75
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding December 31, 2013	500,000	$1.75	9.94	$557,000

Granted	450,000	$0.70
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding December 31, 2014	950,000	$0.70	9.04	$416,000

Exercisable at December 31, 2014	362,500	$0.70	8.98	$160,000

Available for grant at December 31, 2014	4,050,000

Stock-based compensation expense related to the fair value of stock options was included in the consolidated statements of operations as research and development expenses and general and administrative expenses as set forth in the table below.

The following table summarizes stock-based compensation expense for the years ended 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Research and development expenses
Stock options
Ampio	$4,293,000	$1,691,000	$396,000
Luoxis	294,000	306,000	—
Vyrix	55,000	—	—
General and administrative expenses
Common stock issued for services	30,000	88,000	100,000
Stock options
Ampio	2,884,000	1,138,000	1,127,000
Luoxis	326,000	173,000	—
Vyrix	1,000	140,000	—

	$7,883,000	$3,536,000	$1,623,000

Unrecognized expense at December 31, 2014
Ampio	$3,689,000
Luoxis	$1,374,000
Vyrix	$221,000
Weighted average remaining years to vest
Ampio	1.33
Luoxis	2.50
Vyrix	2.06

Warrants

Ampio issued warrants in conjunction with its 2011 Senior Convertible Debentures, 2011 Private Placement and an underwritten public offering. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2011	677,008	$2.78	3.69
Warrants exercised - Debenture holders	(7,041)	$1.75
Warrants exercised - Private Placement	(54,058)	$3.13
Warrants issued in connection with Underwritten Offering	138,462	$4.06

Outstanding December 31, 2012	754,371	$3.00	3.01
Warrants exercised - Debenture holders	(160,679)	$1.75
Warrants exercised - Private/Registered Direct Placements	(4,504)	$3.13
Warrants exercised - Private/Registered Direct Placements	(61,498)	$4.06

Outstanding December 31, 2013	527,690	$2.93	2.44
Warrants exercised - Private/Registered Direct Placements	(11,361)	$3.13

Outstanding December 31, 2014	516,329	$3.26	1.44

The exercise price of the warrants issued in connection with the 2011 Private Placement and the 2012 Underwritten Public Offering are at $3.13 and $4.06, respectively, per share and expire in March 2016 and July 2017, respectively. Significant assumptions in valuing the Ampio warrants that were granted in 2012 were an exercise price of $4.06; expected volatility of 72% equivalent term (years) of 5; risk-free interest rate of .25% and a dividend yield of zero.

Luoxis issued warrants to purchase 465,250 shares of common stock at a price of $1.00 exercisable one year after the final closing in connection with the private placement in May 2013. The weighted average remaining contractual life is 3.41 years. These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $313,000 using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the Luoxis warrants were as follows:

Expected volatility	87%
Risk free interest rate	0.52%
Expected term (years)	5
Dividend yield	0%

Note 11 – Related Party Transactions

Ampio entered into a sponsored research agreement with TRLLC, an entity controlled by our director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which has been amended five times with the last amendment occurring in March 2014. Under the amended terms of the research agreement, Ampio will provide personnel with an equivalent value of $325,000 per year. With the most recent amendment, Ampio also paid a sum of $725,000 in 2014 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet. In return, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement and undertake additional activities to support Ampio’s commercial activities and business plan. This agreement is set to expire March 2019 and cannot be terminated prior to March 2017.

In June 2013, the TRLLC agreement was amended to include Luoxis. The agreement, which was amended again in September 2013, provides for Luoxis to pay $8,000 per month to TRLLC in consideration for services related to research and development of Luoxis’ Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; this amount has been paid in full. This agreement has the same termination and expiration as the agreement between Ampio and TRLLC.

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

Immediately prior to the Merger in March 2010, Chay accepted subscriptions for an aggregate of 1,325,000 shares of common stock from six officers and employees of Life Sciences, for a purchase price of $150,000. The purchase price was advanced to the six officers and employees by Chay at the time the subscriptions were accepted. These shares were issued immediately before the closing of the Merger but after the shareholders of Chay had approved the merger. The advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. During 2012, a repayment of $37,000 was received. As of December 31, 2014 and 2013 respectively, $91,000 of advances to stockholders remained outstanding.

Note 12 – Litigation

On August 30, 2013, Ampio was notified of a civil complaint filed against the Company and certain of its directors and executive officers as defendants. In 2014, Ampio was found to have no liability and had to pay no settlement fee.

Note 13 – Employee Benefit Plan

Ampio has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. Ampio does not match employee contributions.

Note 14 – Selected Quarterly Data (unaudited)

Quarterly results were as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2014
License Revenue	$12,500	$21,429	$21,429	$21,429

Operating expenses
Research and development	7,828,985	5,657,507	6,196,097	7,240,399
General and administrative	2,658,772	3,304,123	3,322,544	2,939,395

Total operating expenses	10,487,757	8,961,630	9,518,641	10,179,794

Other income	3,495	7,505	5,547	5,716

Net loss	(10,471,762)	(8,932,696)	(9,491,665)	(10,152,649)
Net loss applicable to non-controlling interests	229,579	241,176	211,635	240,967

Net loss applicable to Ampio	$(10,242,183)	$(8,691,520)	$(9,280,030)	$(9,911,682)

Weighted average number of Ampio common shares outstanding	44,950,267	51,917,528	51,969,836	51,972,266

Basic and diluted Ampio net loss per common share	$(0.23)	$(0.17)	$(0.18)	$(0.19)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2013
License Revenue	$12,500	$12,500	$12,500	$12,500

Operating expenses
Research and development	2,325,218	4,739,867	4,439,205	5,092,187
General and administrative	1,773,404	1,729,675	1,516,729	2,457,588

Total operating expenses	4,098,622	6,469,542	5,955,934	7,549,775

Other (expense) income	(122,201)	(136,217)	(250,496)	4,361

Net loss	(4,208,323)	(6,593,259)	(6,193,930)	(7,532,914)
Net loss applicable to non-controlling interests	29,695	175,638	121,851	192,684

Net loss applicable to Ampio	$(4,178,628)	$(6,417,621)	$(6,072,079)	$(7,340,230)

Weighted average number of Ampio common shares outstanding	37,072,509	37,090,989	37,106,190	42,065,031

Basic and diluted Ampio net loss per common share	$(0.11)	$(0.17)	$(0.16)	$(0.17)