Form 10-Q
period 2015-03-31
Ampio Pharmaceuticals, Inc.
filed 2015-05-08
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

As of May 1, 2015, there were 51,987,890 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

AND SUBSIDIARIES

FOR THE QUARTER ENDED MARCH 31, 2015

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

This Quarterly Report on Form 10-Q includes trademarks, such as Ampion, Optina, Zertane, Luoxis, Vyrix, Aytu and Rosewind, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014

	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$43,271,458	$50,320,656
Prepaid expenses and other	283,737	672,716
Prepaid research and development - related party (Note 7)	265,785	265,785

Total current assets	43,820,980	51,259,157

Fixed assets, net (Note 2)	9,819,789	9,945,428
In-process research and development	7,500,000	7,500,000
Patents, net	646,472	664,169
Long-term portion of prepaid research and development - related party (Note 7)	797,356	863,802
Deposits	35,854	35,854

	18,799,471	19,009,253

Total assets	$62,620,451	$70,268,410

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,521,317	$3,299,025
Accrued compensation	537,594	235,665
Deferred rent	59,579	59,579
Deferred revenue	85,714	85,714

Total current liabilities	2,204,204	3,679,983

Long-term deferred rent	654,874	661,160
Long-term deferred revenue	447,321	468,749

Total liabilities	3,306,399	4,809,892

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 51,986,534 in 2015 and 51,972,266 in 2014	5,199	5,197
Additional paid-in capital	169,555,230	168,108,278
Advances to stockholders	(90,640)	(90,640)
Accumulated deficit	(109,188,153)	(101,904,570)

Total Ampio stockholders’ equity	60,281,636	66,118,265
Non-controlling interests	(967,584)	(659,747)

Total equity	59,314,052	65,458,518

Total liabilities and equity	$62,620,451	$70,268,410

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014

License revenue	$21,429	$12,500

Expenses
Research and development	4,576,268	7,794,408
Research and development - related party (Note 7)	83,948	34,577
General and administrative	2,961,058	2,658,772

Total operating expenses	7,621,274	10,487,757

Other income
Interest income	8,425	3,495

Total other income	8,425	3,495

Net loss	(7,591,420)	(10,471,762)
Net loss applicable to non-controlling interests	307,837	229,579

Net loss applicable to Ampio	$(7,283,583)	$(10,242,183)

Weighted average number of Ampio common shares outstanding	51,981,340	44,950,267

Basic and diluted Ampio net loss per common share	$(0.14)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Advances to	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Deficit	Interests	Equity

Balance - December 31, 2014	—	$—	51,972,266	$5,197	$168,108,278	$(90,640)	$(101,904,570)	$(659,747)	$65,458,518

Common stock issued for services (unaudited)	—	—	7,998	1	29,999	—	—	—	30,000
Warrants exercised, net (unaudited)	—	—	6,270	1	—	—	—	—	1
Stock-based compensation (unaudited)	—	—	—	—	1,416,953	—	—	—	1,416,953
Net loss (unaudited)	—	—	—	—	—	—	(7,283,583)	(307,837)	(7,591,420)

Balance - March 31, 2015 (unaudited)	—	$—	51,986,534	$5,199	$169,555,230	$(90,640)	$(109,188,153)	$(967,584)	$59,314,052

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash flows from operating activities:
Net loss	$(7,591,420)	$(10,471,762)
Stock-based compensation expense	1,416,953	1,021,231
Depreciation and amortization	231,008	41,216
Amortization of prepaid research and development - related party (Note 7)	66,446	11,075
Common stock issued for services	30,000	30,000
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses and other	388,979	(363,317)
(Increase) in prepaid research and development - related party (Note 7)	—	(1,340,000)
(Decrease) increase in accounts payable	(1,822,318)	2,521,845
Increase in accrued liabilities - related party (Note 7)	—	600,000
(Decrease) in deferred rent	(6,286)	—
(Decrease) in deferred revenue	(21,429)	(12,500)
Increase (decrease) in accrued compensation	301,929	(522,056)

Net cash used in operating activities	(7,006,138)	(8,484,268)

Cash flows used in investing activities:
Purchase of fixed assets	(43,060)	(3,042,203)

Net cash used in investing activities	(43,060)	(3,042,203)

Cash flows from financing activities:
Proceeds from sale of common stock	—	68,442,553
Costs related to sale of common stock	—	(4,999,777)

Net cash provided by financing activities	—	63,442,776

Net change in cash and cash equivalents	(7,049,198)	51,916,305
Cash and cash equivalents at beginning of period	50,320,656	26,309,449

Cash and cash equivalents at end of period	$43,271,458	$78,225,754

Non-cash transactions:
Fixed asset purchases included in accounts payable	$44,612	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Presentation and Business

Basis of Presentation

These unaudited financial statements represent the consolidated financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”), and its wholly-owned subsidiaries, Vyrix Pharmaceuticals, Inc. (“Vyrix”) and Luoxis Diagnostics, Inc. (“Luoxis”), an 80.9% owned subsidiary. These unaudited consolidated financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2014, which included all disclosures required by generally accepted accounting principles. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Ampio and its subsidiaries on a consolidated basis and the consolidated results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended March 31, 2015 is unaudited. Ampio’s activities, being primarily research and development and raising capital, have not generated significant revenue to date.

Newly Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Business

Ampio is a biopharmaceutical company focused primarily on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability. We are also focused on monetizing our sexual dysfunction portfolio and diagnostic platform.

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the FASB’s Accounting Standards Codification Topic 730, Research and Development. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the three months ended March 31, 2014 by $609,000. The correction of this error had no impact on our total operating expenses or our net loss for any periods presented.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives in years	As of March 31, 2015	As of December 31, 2014

Manufacturing Facility/Clean Room - in progress	8	$2,746,000	$2,684,000
Leasehold improvements	10	6,075,000	6,064,000
Office furniture and equipment	3 - 10	556,000	556,000
Lab equipment	5	1,076,000	1,060,000
Less accumulated depreciation and amortization		(633,000)	(419,000)

Fixed assets, net		$9,820,000	$9,945,000

Note 3 – License Agreement/Revenue Recognition

We have not generated material revenue in our operating history. The $21,000 and $13,000 license revenue recognized in the 2015 quarter and 2014 quarter, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Note 4 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	Remaining 2015	2016	2017	2018	2019	Thereafter

Ampion supply agreement	$9,799,000	$2,149,000	$2,550,000	$2,550,000	$2,550,000	$—	$—
Clinical research and trial obligations	4,793,000	4,793,000	—	—	—	—	—
Sponsored research agreement with related party	1,300,000	244,000	325,000	325,000	325,000	81,000	—
Facility lease	3,147,000	223,000	297,000	306,000	316,000	326,000	1,679,000

	$19,039,000	$7,409,000	$3,172,000	$3,181,000	$3,191,000	$407,000	$1,679,000

Manufacturing Facility/Clean Room – In Progress

The manufacturing facility/clean room is expected to provide commercial scale, FDA compliant, GMP manufacturing of Ampion, an advanced research and development laboratory as well as sufficient office space to consolidate the core operations of the Company in a single facility.

Ampion Supply Agreement

In connection with the manufacturing facility/clean room, in October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement with a remaining commitment of $9,799,000.

Clinical Research and Trial Obligations

In connection with upcoming clinical trials, as of March 31, 2015, Ampio has a remaining commitment of $2,000,000 on contracts related to the Ampion study trial expense and $2,793,000 remaining contract commitments related to the Optina study trial expense.

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with TRLLC, a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 7 – Related Party Transactions, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $264,000 to $325,000 per year.

Facility Lease

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

	Three Months Ended March 31,
	2015	2014

Rent expense	$67,000	$30,000

Note 5 – Common Stock

Capital Stock

At March 31, 2015 and December 31, 2014, Ampio had 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

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

Common Stock Issued for Services

Ampio issued 7,998 and 4,209 shares valued at $30,000 for non-employee directors as part of their director fees for the three months ended March 31, 2015 and 2014, respectively.

Note 6 – Equity Instruments

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

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of our stock. Ampio has estimated a forfeiture rate of 5.0% based upon historical experience; this is an estimate of options granted that are expected to be forfeited or cancelled before becoming fully vested. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. During the three months ended March 31, 2015, Ampio granted 30,000 options at a price of $3.46 to employees which represented the fair market value on date of the grants. Ampio has computed the fair value of all options granted during the three months ended March 31, 2015 using the following assumptions:

Expected volatility	104%
Risk free interest rate	1.50%
Expected term (years)	5.0
Dividend yield	0%

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2014	6,568,248	$3.82	7.66	$17,090,000

Granted	30,000	$3.46
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding March 31, 2015	6,598,248	$3.82	7.15	$17,169,000

Exercisable at March 31, 2015	5,437,604	$3.48	6.74	$12,539,000

Available for grant at March 31, 2015	3,717,773

Stock options outstanding and exercisable at March 31, 2015 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$1.03 - $4.00	4,423,248	$2.33	6.58
$4.01 - $7.00	1,240,000	$6.17	8.59
$7.01 - $8.93	935,000	$7.73	7.92

	6,598,248	$3.82	7.15

Pursuant to the Luoxis 2013 Stock Option Plan (the “2013 Plan”), 5.0 million shares of its common stock were reserved for issuance. Luoxis stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2014	2,835,000	$1.19	8.85	$2,541,000

Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding March 31, 2015	2,835,000	$1.19	8.61	$2,541,000

Exercisable at March 31, 2015	975,000	$1.00	8.26	$687,000

Available for grant at March 31, 2015	2,165,000

Vyrix has also adopted a 2013 Stock Option Plan (the “Vyrix 2013 Plan”) which reserved 5.0 million shares of its common stock for issuance to officers, employees and consultants. Vyrix stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding December 31, 2014	950,000	$0.70	9.04	$416,000

Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding March 31, 2015	950,000	$0.70	8.79	$417,000

Exercisable at March 31, 2015	475,000	$0.70	8.79	$208,000

Available for grant at March 31, 2015	4,050,000

Stock-based compensation expense related to the fair value of stock options was included in the consolidated statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio and its subsidiaries determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Research and development expenses
Stock options
Ampio	$608,000	$638,000
Luoxis	107,000	52,000
Vyrix	8,000	29,000
General and administrative expenses
Common stock issued for services	30,000	30,000
Stock options
Ampio	537,000	299,000
Luoxis	138,000	58,000
Vyrix	19,000	(55,000)

	$1,447,000	$1,051,000

Unrecognized expense at March 31, 2015
Ampio	$2,623,000
Luoxis	$1,129,000
Vyrix	$194,000
Weighted average remaining years to vest
Ampio	1.07
Luoxis	2.23
Vyrix	1.79

Warrants

Ampio issued warrants in conjunction with its Senior Convertible Debentures, 2011 Private Placements and an underwritten public offering. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2014	516,329	$3.26	1.44

Warrants exercised - Private/Registered Direct Placements	(15,001)	$4.06

Outstanding March 31, 2015	501,328	$3.24	1.16

Luoxis issued warrants to purchase 465,250 shares of common stock at a price of $1.00 exercisable one year after the final closing in connection with the private placement in May 2013. All of these warrants remain outstanding with a weighted average remaining contractual life of 3.17.

Note 7 – Related Party Transactions

Ampio entered into a sponsored research agreement with TRLLC, an entity controlled by our director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which has been amended six times with the last amendment occurring in January 2015. Under the amended terms of the research agreement, Ampio will provide personnel with an equivalent value of $325,000 per year. With the fifth amendment, Ampio also paid a sum of $725,000 in 2014 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet. In return, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement and undertake additional activities to support Ampio’s commercial activities and business plan. This agreement is set to expire in March 2019 and cannot be terminated prior to March 2017.

In June 2013, the TRLLC agreement was amended to include Luoxis. The agreement, which was amended again in January 2015, provides for Luoxis to pay $6,000 per month to TRLLC in consideration for services related to research and development of Luoxis’ Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; this amount has been paid in full. This agreement has the same termination and expiration as the agreement between Ampio and TRLLC.

The Company has advances to one executive and three employees that were used to purchase stock in the Company when it was formed during 2010. These advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. As of March 31, 2015 and December 31, 2014, advances of $91,000 to stockholders remained outstanding.

Note 8 – Segment Information

We manage our Company and aggregate our operational and financial information in accordance with two reportable segments: Ampio and the combined Luoxis and Vyrix Company. The Ampio segment consists of our core biopharmaceuticals compounds and the clinical trials associated with them. The combined Luoxis and Vyrix Company contains our men’s health platform which consists of its diagnostic device platform and sexual dysfunction portfolio. Select financial information for our segments is as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Ampio	$—	$—
Combined Luoxis and Vyrix Company	21,000	13,000

Consolidated revenue	$21,000	$13,000

Consolidated net loss:
Ampio	$(5,749,000)	$(8,469,000)
Combined Luoxis and Vyrix Company	(1,842,000)	(2,003,000)

Consolidated net loss	(7,591,000)	(10,472,000)

Reconciliation of consolidated net loss attributable to Ampio:
Net loss applicable to non-controlling interests	308,000	230,000

Net loss attributable to Ampio	$(7,283,000)	$(10,242,000)

	March 31, 2015	December 31, 2014
Total assets
Ampio	$52,419,000	$61,326,000
Combined Luoxis and Vyrix Company	10,202,000	8,942,000

Total assets	$62,621,000	$70,268,000

Note 9 – Subsequent Events

On April 15, 2015, the Company modified options related to a former executive which accelerated vesting of 111,160 options and extended the exercise period from 90 days after termination to April 15, 2020.

On April 16, 2015, the Luoxis and Vyrix subsidiaries were combined to form a company that was used to acquire Rosewind Corporation, a public company, through a reverse triangular merger. We anticipate the combined company will be reincorporated in Delaware with the name Aytu Bioscience, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Ampio Pharmaceuticals, Inc.’s historical consolidated financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Ampio’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015.

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

AMPION™

Ampion™ is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin (“HSA”), an approved biologic drug product. Ampion™ is produced by ultrafiltration, and is provided as a sterile solution for dose administration as an injection directly into the osteoarthritic knee joint. Ampion is proposed for the treatment of pain due to osteoarthritis of the knee.

We have completed five clinical trials in the development of Ampion. Clinical trial development began with a Phase I/II study in 2011. The pivotal Phase III Spring study met its primary endpoint and results were announced in 2013. Ampio announced the results of the Phase II STRUT study in first quarter 2015, demonstrating a 64% reduction in pain at 20 weeks. Ampio announced the results of the Phase III STRIDE study in second quarter 2015, demonstrating a statically significant reduction in pain at 20 weeks (p<0.001), however the study failed to reach its primary endpoint against saline control. Ampio plans to meet with the FDA to discuss completed clinical trials for the treatment of pain due to osteoarthritis of the knee. At the same time Ampio continues to make progress on the Biologics License Application (“BLA”) filing. Additional clinical investigation may begin in the second half of 2015.

OPTINA™

Optina is a low-dose formulation of danazol proposed for the treatment of diabetic macular edema (“DME”). Danazol is a synthetic derivative of modified testosterone ethisterone. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies.

We announced results for the Phase II study in 2012. At the end of 2014 Ampio announced the primary completion of the Phase II study; the open label portion of the Phase II study concluded in the first quarter of 2015. Clinical laboratory samples collected during the trial have been sent to an independent third party laboratory for analysis. Ampio is awaiting those laboratory results prior to being able to fully analyze the results of this trial. The Company has no plans to start another Optina trial in fiscal 2015.

REDOXSYS

RedoxSYS is a novel, diagnostic platform comprised of a first-in-class, point-of-care device and disposable testing strips that together measure the presence of oxidative stress and antioxidant reserves. We believe this device could also be used as a key indicator in male reproductive health. Currently, the device is being studied in over 60 research collaborations that will continue through 2015. To date, the revenue related to the device and the test strips is not material.

ZERTANE

Zertane is an oral drug in late stage development as treatment for premature ejaculation (“PE”). The FDA agreed to review a draft study protocol in advance of us submitting our Investigational New Drug application, or IND. Upon completion of the program, if successful, we plan to submit a New Drug Application, or NDA, and subsequently market Zertane in the United States, if approved during the second half of 2016.

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

AMPION MANUFACTURING FACILITY

During July 2014, we moved into our new headquarters, manufacturing and research facility. Our new manufacturing facility will initially provide registration batches of Ampion supporting the BLA. Ampio has completed validation on the facility, utilities, analytical laboratories and manufacturing equipment. Ampio has also successfully completed FDA requirements for aseptic process simulation and manufacture product for use in clinical investigation. Once the manufacturing operation is approved by the FDA for commercial production, the facility is expected to have an annual production capacity of approximately ten million doses of Ampion. The raw material, HSA, required to manufacture Ampion has already been secured through a long-term, non-exclusive, supply agreement. We expect the facility will be fully placed in service by the summer of 2015. The total cost of the facility was approximately $10.4 million.

NEW MERGER/SUBSIDIARY

Rosewind Corporation

On April 16, 2015, Luoxis and Vyrix, each previously a subsidiary of Ampio, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Rosewind Corporation, a Colorado corporation and public company (“Rosewind”), Luoxis, Vyrix, two major stockholders of Rosewind and two subsidiaries of Rosewind created solely for the purposes of the Merger (as defined below), and which did not survive the Merger.

In the first stage of the transaction, each of Luoxis and Vyrix merged with and into one of Rosewind’s merger subsidiaries. Luoxis and Vyrix survived these mergers. The outstanding shares of stock of Luoxis and the outstanding shares of stock of Vyrix were converted into the right to receive shares of common stock in Rosewind. The Luoxis stock and the Vyrix stock were each converted at an exchange factor. The exchange factor for each of them was determined upon the basis of a relative value opinion obtained by Ampio prior to the Merger. The outstanding shares of Rosewind’s merger subsidiary that merged with Luoxis were converted into shares of Luoxis as the surviving corporation. The outstanding shares of Rosewind’s merger subsidiary that merged with Vyrix were converted into shares of Vyrix as the surviving corporation. After completion of the first stage of the transaction, Luoxis and Vyrix were wholly-owned subsidiaries of Rosewind.

In the second stage of the transaction, which occurred on the same day as the first stage of the transaction, each of Luoxis and Vyrix was merged with and into Rosewind, with Rosewind surviving. The first and second stage mergers are referred to collectively as the Merger. Following the consummation of the Merger, we became the holder of 81.5% of the common stock of Rosewind.

KNOWN TRENDS OR FUTURE EVENTS

The Company has not generated any significant revenues and have therefore incurred significant net losses totaling $109.2 million since its inception in December 2008. The assets we purchased from BioSciences in April 2009 generated minimal revenues prior to their acquisition. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. Although we have raised capital in the past with net proceeds of $63.4 million, $28.9 million and $15.4 million through the sale of common stock in 2014, 2013 and 2012, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus is advancing the clinical development of our core assets: Ampion and Optina. In December 2013, we entered into a ten-year lease of a multi-purpose facility containing approximately 19,000 square feet. This facility includes an FDA compliant clean room to manufacture Ampion and our corporate offices.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2014 Annual Report reported on Form 10-K, filed with the SEC on February 24, 2015.

Newly Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Error in Classification

Patent costs were previously classified as research and development, however, it was determined that these costs were incorrectly classified and, therefore, have been reclassified as general and administrative expense for all periods presented. Patent costs consist of legal and filing fees related to obtaining and maintaining patents and should have been excluded from research and development activities as set forth in the FASB’s Accounting Standards Codification Topic 730, Research and Development. The impact of the correction of this error in classification decreased research and development expenses and correspondingly increased general and administrative expenses for the three months ended March 31, 2014 by $609,000. The correction of this error had no impact on our total operating expenses or our net loss for any periods presented.

SEGMENT REPORTING

Ampio Segment

The Ampio segment consists of our core biopharmaceuticals compounds and the clinical trials associated with them. To date, this business segment has not generated revenue and has incurred losses each year since its inception.

Combined Luoxis and Vyrix Company Segment

The combined Luoxis and Vyrix Company contains our men’s health platform which consists of its diagnostic device platform and sexual dysfunction portfolio. To date, this business segment has not generated material revenue and has incurred losses each year since its inception.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2015 Compared to March 31, 2014

Results of operations for the three months ended March 31, 2015 (the “2015 quarter”) and the three months ended March 31, 2014 (the “2014 quarter”) reflected net losses of approximately $7.6 million and $10.5 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation and amortization, amortization of prepaid research and development - related party and common stock issued for services, collectively in the amount of $1.7 million in the 2015 quarter and $1.1 million in the 2014 quarter. The non-cash charges increased in the 2015 quarter primarily due to the increase in stock-based compensation, the increase in depreciation and amortization of our new manufacturing facility and the increase in amortization of prepaid research and development - related party.

Revenue

We have not generated material revenue in our operating history. The $21,000 and $13,000 license revenue recognized in the 2015 quarter and 2014 quarter, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,
	2015	2014

Clinical trials and sponsored research	$2,612,000	$6,612,000
Labor	830,000	399,000
Stock-based compensation	723,000	719,000
Sponsored research - related party	84,000	35,000
Consultants and other	411,000	64,000

	$4,660,000	$7,829,000

Research and development costs consist of labor, stock-based compensation as well as drug development and clinical trials. Costs of research and development decreased $3.2 million, or 40.5%, for the 2015 quarter compared to the 2014 quarter. The decrease is primarily due to a decrease in clinical trials and sponsored research expenses due to the completion of our prior trials. During 2015, we expect that our clinical trial expense will be less than our 2014 expense as we are not expecting to do any additional Optina trials during this year. The increase in labor and consultants and other is due to the additional costs related to preparing our facility to become operational and the additional professional staffing.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,
	2015	2014

Labor	$742,000	$707,000
Stock-based compensation	724,000	332,000
Patent costs	378,000	609,000
Professional fees	568,000	446,000
Occupancy, travel and other	486,000	498,000
Directors fees	63,000	67,000

	$2,961,000	$2,659,000

General and administrative costs increased $302,000, or 11.4%, for the 2015 quarter compared to the 2014 quarter. The increase is due to the increase in stock-based compensation and professional fees which was offset by the decrease in patent cost. We expect that our general and administrative expense will remain flat or even slightly decrease in the second half of 2015 compared to the first quarter of 2015.

Net Cash Used in Operating Activities

During the 2015 quarter, our operating activities used approximately $7.0 million in cash which was less than the net loss of $7.6 million primarily as a result of the non-cash stock-based compensation offset by an increase in prepaid expenses and other as well as the increase in accrued compensation and decrease in accounts payable.

In the 2014 quarter, the use of cash was $8.5 million which was less than the net loss of $10.5 million principally as a result of non-cash stock-based compensation offset by prepaid research and development – related party, accrued compensation and accounts payable.

Net Cash Used in Investing Activities

During the 2015 quarter, cash was used to acquire manufacturing machinery and equipment. Purchase of fixed assets decreased to $43,000 compared to $3.0 million for the same period in 2014. This reflects the near completion of our manufacturing facility in the first quarter of 2015.

Net Cash from Financing Activities

The Company had no financing activity during the first quarter of 2015.

Net cash provided by financing activities in the 2014 quarter reflects gross proceeds from the public offering of $68.4 million offset by costs related to the offering of $5.0 million.

Liquidity and Capital Resources

As a biopharmaceutical company, we have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of March 31, 2015, we had cash and cash equivalents totaling $43.3 million and $1.5 million in accounts payable. Based upon our current expectations, we believe our capital resources at March 31, 2015 will be sufficient to fund our currently planned operations through fiscal 2016. This estimate is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required or choose to seek additional capital to expand our clinical development activities for developing our products. This could be necessary either assuming positive results of our ongoing clinical trials or if we face challenges or delays in connection with those trials. Additional funding will be required if we choose to do a commercial launch of Ampion ourselves. We also may choose to seek additional capital to maintain minimum cash balances that we deem reasonable and prudent. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we may seek to raise additional capital should we conclude that such capital is available on terms that we consider to be in the best interests of the Company and its shareholders.

Our budget for 2015 reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $1.2 million per month.

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

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Michael Macaluso Chairman and Chief Executive Officer Date: May 8, 2015

By:	/s/ Gregory A. Gould
Gregory A. Gould Chief Financial Officer, Treasurer and Secretary Date: May 8, 2015