Form 10-Q
period 2016-06-30
Ampio Pharmaceuticals, Inc.
filed 2016-08-02
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

As of August 1, 2016, there were 52,016,432 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,451,754	$15,998,392
Equity investment in Aytu BioScience, Inc. (Note 3)	268,901	-
Receivable from Aytu BioScience, Inc.	-	38,451
Prepaid expenses	638,538	321,574
Prepaid research and development - related party (Note 7)	143,802	143,802
Current assets of discontinued operations (Note 8)	-	12,726,203

Total current assets	7,502,995	29,228,422

Fixed assets, net (Note 2)	8,576,555	9,187,620
Long-term portion of prepaid research and development - related party (Note 7)	251,653	323,553
Deposits	33,856	33,856
Other assets of discontinued operations, net (Note 8)	-	11,645,142

Total assets	$16,365,059	$50,418,593

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,368,963	$1,804,369
Accrued compensation	1,182,955	885,517
Deferred rent	59,579	59,579
Current liabilities of discontinued operations (Note 8)	-	2,765,648

Total current liabilities	2,611,497	5,515,113

Long-term deferred rent	610,547	629,568
Liabilities of discontinued operations, net (Note 8)	-	6,346,924

Total liabilities	3,222,044	12,491,605

Commitments and contingencies (Note 4)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 52,016,432 (unaudited) in 2016 and 51,998,306 in 2015	5,202	5,200
Additional paid-in capital	158,960,293	170,999,410
Advances to stockholders	(90,640)	(90,640)
Accumulated deficit	(145,731,840)	(133,914,812)

Total Ampio stockholders’ equity	13,143,015	36,999,158

Non-controlling interests of discontinued operations	-	927,830

Total stockholders’ equity	13,143,015	37,926,988

Total liabilities and stockholders’ equity	$16,365,059	$50,418,593

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$2,768,997	$3,077,288	$7,044,575	$6,961,776
Research and development - related party (Note 7)	35,951	35,951	71,900	71,901
General and administrative	1,563,013	2,666,196	3,673,909	4,539,466

Total operating expenses	4,367,961	5,779,435	10,790,384	11,573,143

Other income (expense)
Interest income	6,555	12,422	16,709	56,899
Loss from equity investment in Aytu BioScience, Inc.	(690,834)	-	(1,043,353)	-

Total other income (expense)	(684,279)	12,422	(1,026,644)	56,899

Net loss from continuing operations	(5,052,240)	(5,767,013)	(11,817,028)	(11,516,244)
Loss from discontinued operations (Note 8)	-	(1,946,666)	-	(3,788,855)

Net loss	(5,052,240)	(7,713,679)	(11,817,028)	(15,305,099)
Net loss applicable to non-controlling interests	-	358,252	-	666,089

Net loss applicable to Ampio	$(5,052,240)	$(7,355,427)	$(11,817,028)	$(14,639,010)

Basic and diluted Ampio net loss per common share
From continuing operations	$(0.10)	$(0.11)	$(0.23)	$(0.22)
From discontinued operations and non-controlling interests	-	(0.03)	-	(0.06)

Net loss per share applicable to Ampio	$(0.10)	$(0.14)	$(0.23)	$(0.28)

Weighted average number of Ampio common shares outstanding	52,016,432	51,989,986	52,016,233	51,985,687

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Advances to	Accumulated	Non-controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Stockholders	Deficit	Interests
Balance - December 31, 2015	51,998,306	5,200	170,999,410	(90,640)	(133,914,812)	927,830	37,926,988

Common stock issued for services (unaudited)	18,126	2	59,998	-	-	-	60,000
Distribution to stockholders (unaudited)	-	-	(13,018,687)	-	-	-	(13,018,687)
Warrant modification (unaudited)	-	-	36,643	-	-	-	36,643
Stock-based compensation (unaudited)	-	-	882,929	-	-	-	882,929
Net loss (unaudited)	-	-	-	-	(11,817,028)	-	(11,817,028)
Changes in non-controlling interests (unaudited)	-	-	-	-	-	(927,830)	(927,830)

Balance - June 30, 2016 (unaudited)	52,016,432	$5,202	$158,960,293	$(90,640)	$(145,731,840)	$-	$13,143,015

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(11,817,028)	$(15,305,099)

Losses in equity investment in Aytu BioScience, Inc.	1,043,353	-
Stock-based compensation and warrant modification	919,572	2,785,557
Depreciation and amortization	611,065	412,409
Amortization of prepaid research and development - related party (Note 7)	71,900	71,901
Common stock issued for services	60,000	30,000
Adjustments to reconcile net loss to net cash used in operating activities
Increase in prepaid expenses	(316,964)	(158,556)
Decrease in accounts receivable from Aytu BioScience, Inc.	38,451	-
Decrease in accounts payable	(435,404)	(1,701,509)
Decrease in deferred rent	(19,021)	(14,184)
Increase in accrued compensation	297,438	595,957

Net cash used in operating activities - continuing operations	(9,546,638)	(13,283,524)
Net cash provided by operating activities - discontinued operations	-	852,328

Net cash used in operating activities	(9,546,638)	(12,431,196)

Cash flows used in investing activities
Purchase of fixed assets	-	(84,451)

Net cash used in investing activities - continuing operations	-	(84,451)
Net cash used in investing activities - discontinued operations	-	(1,002,888)

Net cash used in investing activities	-	(1,087,339)

Cash flows from financing activities
Net cash used in financing activities - discontinued operations	-	(18,741)

Net cash used in financing activities	-	(18,741)

Net change in cash and cash equivalents	(9,546,638)	(13,537,276)

Cash and cash equivalents at beginning of period	26,957,938	50,159,751
Cash and cash equivalents - Aytu BioScience, Inc. at beginning of period	(10,959,546)	160,905

Cash and cash equivalents of Ampio Pharmaceuticals, Inc. at the beginning of period	15,998,392	50,320,656

Cash and cash equivalents at end of period	$6,451,754	$36,783,380

Non-cash transactions:
Distribution to stockholders	$13,018,687	$-
Fixed asset purchases included in accounts payable	$-	$24,860

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

On January 4, 2016, Ampio completed the spin-off of Aytu BioScience, Inc. (“Aytu”) by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis (see Note 8 – Discontinued Operations). This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. As of June 30, 2016, Ampio’s ownership has been reduced to 2.7% (see Note 3 – Investment in Aytu BioScience, Inc.). Ampio still has significant influence over Aytu subsequent to the spin-off due to the fact that Ampio’s Chief Executive Officer is one of Aytu’s Board members. Ampio accounts for its remaining investment in Aytu based on the equity method of accounting.

  Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard on its financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

Note 2—Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives in years	As of June 30, 2016	As of December 31, 2015
Manufacturing Facility/Clean Room	8	$2,734,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 - 10	557,000	557,000
Lab equipment	5 - 10	1,019,000	1,019,000
Less accumulated depreciation and amortization		(1,809,000)	(1,198,000)

Fixed assets, net		$8,576,000	$9,187,000

Note 3—Investment in Aytu BioScience, Inc.

On January 4, 2016, Ampio completed the spin-off of Aytu by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis (see Note 8 – Discontinued Operations). This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. As of March 31, 2016, Ampio had significant influence over Aytu subsequent to the spin-off due to the fact that Ampio’s Chief Executive Officer was one of the three Aytu Board members.

In April 2016, Aytu added a fourth Board member. Thus, Ampio exercised approximately 25% influence over the Aytu Board which we have determined to be significant. In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. As of June 30, 2016, Ampio’s ownership in Aytu’s outstanding shares was 2.7%. Ampio continues to account for its remaining investment in Aytu based on the equity method of accounting as we believe that Ampio continues to have significant influence on the Aytu Board.

Note 4—Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table as of June 30, 2016:

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
Ampion supply agreement	$7,650,000	$-	$2,550,000	$2,550,000	$2,550,000	$-	$-
Facility lease	2,777,000	150,000	306,000	316,000	326,000	335,000	1,344,000
Sponsored research agreement with related party	894,000	163,000	325,000	325,000	81,000	-	-
Clinical research and trial obligations	712,000	602,000	110,000	-	-	-	-

	$12,033,000	$915,000	$3,291,000	$3,191,000	$2,957,000	$335,000	$1,344,000

Ampion Supply Agreement

In October 2013, Ampio entered into an agreement to purchase human serum albumin, the starting raw material for the Company’s Ampion product. Under this agreement, the Company still has a remaining commitment of $7,650,000. Per an amendment to the original agreement, Ampio is not committed to purchase any human serum albumin during 2016 and has extended the agreement to 2019.

Facility Lease

On December 13, 2013, Ampio entered into a 125-month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The new lease has initial base rent of $23,000 per month, with the total base rent over the remaining term of the lease of approximately $2.8 million and includes rent abatements and leasehold incentives. The Company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Rent expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Rent expense	$57,000	$64,000	$130,000	$128,000

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

Clinical Research and Trial Obligations

In connection with current and recent clinical trials, as of June 30, 2016, Ampio has a remaining commitment of $712,000 on contracts related to the completion of these Ampion clinical trials.

Note 5—Common Stock

Capital Stock

At June 30, 2016 and December 31, 2015, Ampio had 52,016,432 and 51,998,306 common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding. Ampio has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In December 2013, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offering from time to time in the future, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in January 2014 by the SEC. As a result of prior equity raises, approximately $86.3 million remains available under the Form S-3 as of June 30, 2016.

Controlled Equity Offering

In February 2016, Ampio entered into a Controlled Equity Offering SM Sales Agreement (the “Agreement”) with a placement agent to implement an “at-the-market” equity program under which Ampio, from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million through the placement agent. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the placement agent with customary indemnification rights. The placement agent will be entitled to a fixed commission of 3.0% of the gross proceeds from shares sold. No sales were made under the Agreement during the quarter ended June 30, 2016.

Common Stock Issued for Services

Ampio issued 18,126 and 7,998 shares valued at $60,000 and $30,000, respectively, for non-employee directors as part of their director fees for fiscal years 2016 and 2015, respectively.

Note 6—Equity Instruments

Options

In 2010, Ampio shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. The shareholders have approved a total of 11.7 million shares reserved for issuance under the 2010 plan. Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of its stock. Ampio has estimated a forfeiture rate of 5.3% based upon historical experience; this is an estimate of options granted that are expected to be forfeited or cancelled before becoming fully vested. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. During the six months ended June 30, 2016, Ampio granted 5,000 options at a price of $6.53 to a former employee to replace 5,000 options that were forfeited due to the spin-off of Aytu. The $6.53 price represented the fair market value on the original date of the grant and was above Ampio’s stock price on the date when the option was re-granted in 2016. On June 30, 2016, the Company cancelled 470,000 performance based options that were based on the outcome of the most recent Ampion trial. As the awards were performance based, no expense was previously recognized on these options. Ampio has computed the fair value of all options granted during the six months ended June 30, 2016 using the following assumptions:

Expected volatility	124%
Risk free interest rate	0.61%
Expected term (years)	1.0
Dividend yield	0.0%
Forfeiture rate	5.3%

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2015	7,315,832	$3.71	6.58
Granted	5,000	$6.53
Exercised	-	$-
Forfeited	-	$-
Expired or Cancelled	(475,000)	$2.67

Outstanding June 30, 2016	6,845,832	$3.78	5.23

Exercisable at June 30, 2016	6,490,935	$3.77	5.04

Available for grant at June 30, 2016	3,441,647

Stock options outstanding and exercisable at June 30, 2016 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding and Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives

$1.03 - $4.00	4,670,832	$2.35	4.91
$4.01 - $7.00	1,240,000	$6.17	5.39
$7.01 - $8.93	935,000	$7.73	6.58

	6,845,832	$3.78	5.23

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses
Stock options	$65,000	$449,000	$155,000	$1,057,000

General and administrative expenses
Common stock issued for services	-	-	60,000	30,000
Stock options	208,000	1,192,000	728,000	1,729,000

	$273,000	$1,641,000	$943,000	$2,816,000

Unrecognized expense at June 30, 2016	$555,407

Weighted average remaining years to vest	0.83

Warrants

Ampio issued warrants in conjunction with its senior convertible debentures, 2011 private placements and an underwritten public offering. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2015	499,076	$3.24	1.19
Warrants exercised	-	$-
Warrants expired	(500)	$3.13

Outstanding June 30, 2016	498,576	$3.24	0.79

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

The Company has advances to one former executive and three employees that were used to purchase stock in the Company when it was formed during 2010. These advances are non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. As of June 30, 2016 and December 31, 2015, advances of $91,000 to stockholders remained outstanding.

Note 8—Discontinued Operations

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

For all periods presented, the operating results associated with the Aytu business have been reclassified into loss from discontinued operations in the statement of operations. Due to the limited operations during the first four days of January 2016, the Company deemed the operating results associated with Aytu to be immaterial for disclosure purposes. The following table provides a summary of Aytu amounts included in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$-	$182,035	$-	$205,864
Total operating expenses	-	(2,124,607)	-	(3,954,573)
Interest expense	-	(4,094)	-	(40,146)

Loss from discontinued operations	$-	$(1,946,666)	$-	$(3,788,855)

Assets and liabilities of discontinued operations consisted of the following at December 31, 2015:

December 31, 2015
Cash and cash equivalents	$10,959,546
Prepaid expenses and other	1,644,674
Prepaid research and development - related party	121,983

Current assets of discontinued operations	12,726,203

Fixed assets, net	143,826
In-process research and development	7,500,000
Developed technology, customer contracts and trade names, net	2,909,583
Goodwill	221,000
Patents, net	593,382
Long-term portion of prepaid research and development - related party	274,463
Deposits	2,888

Other assets of discontinued operations	11,645,142

Assets of discontinued operations	$24,371,345

Accounts payable	$1,076,293
Primsol payable	1,111,057
Accrued compensation	492,584
Deferred revenue	85,714

Current liabilities of discontinued operations	2,765,648

Convertible promissory notes, net of unamortized discount of $253,448	4,921,552
Interest payable	161,988
Contingent consideration	687,685
Long-term deferred rent	11,694
Long-term deferred revenue	383,036
Warrant derivative liability	180,969

Liabilities of discontinued operations	6,346,924

Liabilities of discontinued operations	$9,112,572

Note 9—Litigation

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

Note 10—Subsequent Events

In July 2016, Ampio awarded to an executive and employees 345,000 options to purchase Ampio common stock with an exercise price ranging from $1.02 to $1.03. All options granted during July 2016 vest one-third on the grant date; one-third twelve months from the grant date and one-third twenty-four months from the grant date.

In July 2016, Ampio accelerated the vesting and extended the expiration date of 15,000 options for a former employee. Ampio also extended the exercise period of 275,000 options for a former executive. The expense related to these modifications will be recognized in the third quarter of 2016.

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

Product Update

AMPION

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, an approved biologic product. Ampion is produced by ultrafiltration, and is provided as a sterile solution for dose administration as an injection directly into the osteoarthritic knee joint. Ampion is proposed for the treatment of pain due to osteoarthritis of the knee. We have completed multiple clinical trials in the development of Ampion. Clinical trial development began in 2011 with a PHASE I/II study. In 2013, we announced the results of the single injection PHASE III Spring study, which met its primary endpoint, and was deemed by the United States Food and Drug Administration, or the FDA, as one of the two pivotal trials required to support a Biologics License Application, or BLA. Results of the Spring study have been published. Multiple injection clinical investigations were evaluated in the first and second quarter of 2015. The multiple injection PHASE II Strut study demonstrated a 64% reduction in pain over baseline at 20 weeks. The PHASE III multiple injection Stride study did not reach its primary endpoint, though it did demonstrate a significant reduction in pain over baseline at 20 weeks. In July 2015, we announced that we had a meeting with the FDA where a single injection clinical trial and a Special Protocol Assessment, or SPA, was recommended by the FDA as the second pivotal trial for the BLA. An SPA is a process by which the FDA provides written agreement on the design and size of a clinical protocol for the purpose of BLA filing. An SPA can significantly de-risk the path to market due to insufficient data or unexpected safety concerns. In September of 2015, we announced that the FDA had awarded us a SPA for the second PHASE III pivotal trial of Ampion (PIVOT study). The PIVOT study, which included 480 patients, was a randomized, double-blind, saline-controlled, PHASE III clinical study conducted at 20 sites across the US to examine the safety and efficacy of Ampion intra-articular injection in patients with pain due to osteoarthritis of the knee. The clinical stage of osteoarthritis of knee severity is defined by the Kellgren Lawrence scale, or KL. In March 2016, we announced that enrollment in the PIVOT study was complete. The results stating the PIVOT study did not meet its primary endpoint were announced in June 2016. The primary endpoint was the change in WOMAC A pain score at week 12 as compared to saline. Although the PIVOT study did not meet its primary endpoint, it did show a large reduction in pain from Baseline over 12 weeks. Ampion improved (reduced) WOMAC A pain scores significantly over baseline in all KL grades (reductions in pain: KL 2: 52%, KL 3: 36%, and KL 4: 33%). Additional analyses included adverse events, Patient Global Assessment, and responder status defined as 20% improvement in pain at week 12. Ampion was demonstrated to be safe and well-tolerated with no drug-related serious adverse events and an overall adverse event rate that was similar in both the Ampion and saline groups. We observed the largest differentiation between Ampion and saline in the most severe osteoarthritis of the knee patients (KL 4), where no available non-surgical therapy exists. KL 4 patients have been historically excluded from osteoarthritis of the knee trials because of the advanced stage of their condition. We are pleased with the consistent effect Ampion has demonstrated in all of our clinical trials. We are requesting a meeting with the FDA to present our data in support of Ampio in the KL 4 population.

In May of 2016, we announced that patient dosing had begun in the exploratory, PHASE I clinical trial evaluating the safety of a single intra-articular injection of Ampion in adults with pain due to osteoarthritis of the hand, specifically of the first carpo-metacarpal joint of the thumb (basal thumb joint). This trial is a randomized, double-blind, placebo-controlled, single-center study in one of the largest hand surgery clinics in the US.

Also in May of 2016, we announced the acceptance of three new publications in peer-reviewed scientific forums that report mechanisms of action (MOA) of Ampion. The MOA of Ampion in cell cultures of osteoarthritic synoviocytes (fibroblast-like cells that line the synovial membrane), which are believed to be important in the pathophysiology of osteoarthritis, will be presented at the 75th annual meeting of the American Association for the Surgery of Trauma (AAST) in September 2016. We believe these continued publications in peer-reviewed scientific forums further validate the scientific rationale for the use of the low molecular weight fraction of human serum albumin (Ampion) in treating inflammatory conditions such as osteoarthritis.

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

During 2014 and 2015, we conducted the OptimEyes multicenter, placebo-controlled, randomized, dose ranging trial to evaluate the safety and efficacy of oral Optina, which included 355 patients. The trial showed Optina was safe and well tolerated with no drug related adverse events and no differences in side effect rates between placebo and Optina groups. The trial did not meet its primary endpoint for all patients, however we believe we have successfully identified an optimal dose for a body mass index subgroup of patients who are refractory to currently available therapies and also utilize RAS inhibitors as a medication. As more than 70% of all DME patients are utilizing RAS inhibitors to control their blood pressure, we believe this combination of drugs shows promise as a painless, safe and efficacious oral treatment for DME, and a rescue medication following anti-vascular endothelial growth factor therapy failure. These patients showed a +6.2 letter improvement in visual acuity at three months. We presented these results at the World Ophthalmology Congress in February 2016 and at The Association for Research in Vision and Ophthalmology Conference in May 2016. We also plan to present these results at the 49th Annual RETINA Society Meeting in September 2016.

Future Development

We also intend to study Ampion for therapeutic applications outside of osteoarthritis of the knee and hand. We may engage development partners to study Ampion in various conditions including: (i) acute and chronic inflammatory conditions; (ii) degenerative joint diseases; and (iii) respiratory disorders. Based on the continuing evaluation, we are also studying Ampion’s effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion clinical portfolio, and will enable clinical applications in large therapeutic markets where there are significant unmet needs.

AMPION MANUFACTURING FACILITY

In December 2013, we entered into a ten-year lease of a multi-purpose facility containing approximately 19,000 square feet. This facility includes an FDA compliant clean room to manufacture Ampion, research laboratories and our corporate offices.

We moved into our new manufacturing facility in the summer of 2014. Since that time we have implemented a quality system, validated the facility for human-use products and produced the product used in the PIVOT study clinical trial. We presented on single use technology in manufacturing at the 24th Annual Aseptic Processing Technology Conference for the International Society for Pharmaceutical Engineers in February of 2015. We are now producing the FDA required registration batches and have begun to manufacture product that could potentially be used commercially. We believe that these steps could shorten our regulatory timelines and significantly reduce our time to commercialize Ampion. The facility was fully placed in service during the first quarter of 2016. We manufactured the Ampion drug and placebo (saline) for the second PHASE III Ampion trial in our facility.

KNOWN TRENDS OR FUTURE EVENTS

We are a development stage company that has not generated revenues and have therefore incurred significant net losses totaling $145.7 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. On January 4, 2016, we distributed to our shareholders the majority of our shares in Aytu, and since we no longer own a majority of Aytu’s stock, our focus will be solely on the Ampio products, Ampion and Optina, in fiscal 2016.

Although we have raised capital in the past with net proceeds of $63.4 million, $28.9 million and $15.4 million through the sale of common stock in 2014, 2013 and 2012, respectively, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders. We have a $25.0 million controlled equity offering which we could use to generate additional funding in the near future.

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

RESULTS OF OPERATIONS

Results of Operations—June 30, 2016 Compared to June 30, 2015

Results of operations for the three months ended June 30, 2016 or the “2016 quarter” and the three months ended June 30, 2015 or the “2015 quarter” reflected net losses from continuing operations of approximately $5.1 million and $5.8 million, respectively. These losses include in part non-cash charges related to losses in our investment security in Aytu, stock-based compensation, depreciation and amortization and amortization of prepaid research and development - related party collectively in the amount of $1.3 million in the 2016 quarter and $1.9 million in the 2015 quarter. The non-cash charges decreased in the 2016 quarter primarily due to the decrease in stock-based compensation offset by the first quarter 2016 losses in equity investment in Aytu.

Results of operations for the six months ended June 30, 2016 or the “2016 period” and the six months ended June 30, 2015 or the “2015 period” reflected net losses from continuing operations of approximately $11.8 million and $11.5 million, respectively. These losses include in part non-cash charges related to losses in our stock-based compensation, depreciation and amortization, amortization of prepaid research and development - related party and common stock issued for services, collectively in the amount of $2.7 million in the 2016 period and $3.3 million in the 2015 period. The non-cash charges decreased in the 2016 period primarily due to the decrease in stock-based compensation which were partially offset by the increase in the losses in equity investment in Aytu.

On January 4, 2016, Ampio completed the spin-off of Aytu BioScience, Inc. (“Aytu”) by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis (see Note 8 – Discontinued Operations). This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. As of March 31, 2016, Ampio had significant influence over Aytu subsequent to the spin-off due to the fact that Ampio’s Chief Executive Officer was one of the three Aytu Board members.

In April 2016, Aytu added a fourth Board member. Thus, Ampio exercised approximately 25% influence over the Aytu Board which we have determined to be significant. In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. As of June 30, 2016, Ampio’s ownership in Aytu’s outstanding shares was 2.7%. Ampio continues to account for its remaining investment in Aytu based on the equity method of accounting as we believe that Ampio continues to have significant influence on the Aytu Board. Thus, the Aytu business is not included in research and development or general and administrative costs.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Clinical trials and sponsored research	$1,363,000	$1,561,000	$4,170,000	$3,720,000
Labor	696,000	725,000	1,594,000	1,438,000
Consultants and other	645,000	342,000	1,125,000	747,000
Stock-based compensation	65,000	449,000	155,000	1,057,000
Sponsored Research - related party	36,000	36,000	72,000	72,000

	$2,805,000	$3,113,000	$7,116,000	$7,034,000

Costs of research and development expense decreased $308,000, or 9.9%, for the quarter ended June 30, 2016 compared to the same quarter in 2015 and increased $82,000, or 1.2%, for the six-month period ended June 30, 2016 compared to the same period in 2015. The decrease in the 2016 quarter is primarily due to the decrease in stock-based compensation, clinical trials and sponsored research expenses related to our Ampion PHASE III PIVOT study partially offset by the increase in consulting and other. The increase in the 2016 six-month period is primarily due to an increase in clinical trials and sponsored research expenses related to our Ampion PHASE III PIVOT study and an increase in consultants and other offset by a decrease in stock-based compensation. During the second half of 2016, we expect our clinical trials and sponsored research expense to decline as we concluded the Ampion PHASE III PIVOT study and evaluate future Ampion and Optina studies, as well as initial pilot evaluations of Ampion in additional indications.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Labor	349,000	439,000	737,000	977,000
Patent costs	302,000	279,000	483,000	511,000
Stock-based compensation	208,000	1,192,000	788,000	1,759,000
Professional fees	208,000	303,000	663,000	537,000
Occupancy, travel and other	$445,000	$380,000	$892,000	$619,000
Directors fees	51,000	73,000	111,000	136,000

	$1,563,000	$2,666,000	$3,674,000	$4,539,000

General and administrative costs decreased $1,103,000, or 41.4%, for the quarter ended June 30, 2016 compared to the same quarter in 2015 and decreased $865,000, or 19.1%, for the six-month period ended June 30, 2016 compared to the same period in 2015. The decrease in the 2016 quarter is primarily due to a decrease in stock-based compensation. The decrease in the 2016 six-month period is due to stock-based compensation and labor partially offset by an increase in occupancy, travel and other. We expect that our general and administrative expense will decrease during the second half of 2016 compared to the first half of 2016.

Loss from Continuing Operations

The loss from continuing operations for the quarter ended June 30, 2016 of $5.1 million is less than the loss from continuing operations of $5.8 million for the same quarter in 2015. The loss from continuing operations during the six months ended June 30, 2016 of $11.8 million is greater than the loss from continuing operations of $11.5 million for the same period in 2015. As stated previously, we expect our clinical trial expense to decline in the second half of 2016 as we concluded the Ampion PHASE III PIVOT study and evaluate future Optina studies, as well as initial pilot evaluations of Ampion in additional indications. We believe this will make our loss from continuing operations to continue to decline in the second half of 2016.

Net Cash Used in Operating Activities

During the six-month period ended June 30, 2016, our operating activities used approximately $9.5 million in cash which was less than the net loss of $11.8 million primarily as a result of the non-cash items such as losses in equity investments in Aytu, stock-based compensation and depreciation and amortization offset by increased in prepaids and decrease in accounts payable.

In the 2015 period, the use of cash was $13.3 million which was less than the net loss of $15.3 million principally as a result of non-cash stock-based compensation partially offset by the decrease in accounts payable.

Net Cash Used in Investing Activities

During the six-month period ended June 30, 2015, cash was used to acquire manufacturing machinery and equipment.

Net Cash from Financing Activities

We had no financing activity during the first six months of 2016 or 2015.

Liquidity and Capital Resources

We have not generated revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of June 30, 2016, we had cash and cash equivalents totaling $6.5 million available to fund our operations and $2.6 million in accounts payable and accrued compensation. Based upon our current plans, we believe our capital resources at June 30, 2016 will be sufficient to fund our currently planned operations through 2016 and into early 2017. This projection is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will need additional capital within the next few months necessary to fund operations, which may include funding for a new clinical trial for Ampion, and to maintain minimum cash balances that we deem reasonable and prudent. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital.

We have prepared a budget for 2016 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements in the near term. At this time, we expect to satisfy our future cash needs through our Controlled Equity OfferingTM Sales Agreement that we entered into in February 2016, private or public sales of our equity securities or convertible or straight debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. If obtained, such financing may result in substantial dilution to our stockholders or the imposition of covenants and other terms or restrictions that may adversely affect our business or the manner in which we have operated our company. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain, particularly for small biotechnology companies, such as Ampio. This volatility, coupled with other factors, may limit our access to additional financing.

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

On July 28, 2016, we entered into an amendment to the Employment Agreement, effective August 1, 2010, with David Bar-Or, M.D., our Chief Scientific Officer, pursuant to which the term of Dr. Bar-Or’s Employment Agreement was extended through July 31, 2017.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 28, 2016.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: August 2, 2016

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer, Treasurer and Secretary
Date: August 2, 2016