Form 10-K
period 2016-12-31
Ampio Pharmaceuticals, Inc.
filed 2017-03-16
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35182

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2016 was $64.4 million based on the closing price of $1.29 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of March 1, 2017, 57,242,164 shares of common stock were outstanding.

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

This Report on Form 10-K refers to trademarks, such as Ampio, Ampion and Optina, which are protected under applicable intellectual property laws and are our property or the property of our Company. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

Unless otherwise indicated or unless the context otherwise requires, references in this Form 10-K to the “Company,” “Ampio,” “we,” “us,” or “our” are to Ampio Pharmaceuticals, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

Forward Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, regulatory responses to our proposals, the potential future commercialization of our product candidates, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

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

Our product portfolio is primarily based on the work of Dr. David Bar-Or, the Director of Trauma Research LLC for the Swedish Medical Center located in Englewood, CO, St. Anthony Hospital located in Lakewood, CO and the Medical Center of Plano, Plano Texas. For over two decades, while directing these trauma research laboratories, Dr. Bar-Or and his staff have built a robust portfolio of product candidates focusing on inflammatory conditions. Our initial clinical programs were selected from Dr. Bar-Or’s research based on certain criteria, particularly the ability to advance the candidates rapidly into late-stage clinical trials. The benchmarks used to build our pipeline were products with: (i) potential indications to address large underserved markets; (ii) strong intellectual property protection and the potential for market and data exclusivity; and (iii) a well-defined regulatory path to marketing approval.

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

In April 2015, Luoxis Diagnostics, Inc. and Vyrix Pharmaceuticals, Inc., each previously a subsidiary of ours, merged with and into Rosewind Corporation, or Rosewind. Following this transaction, we held 81.5% of the common stock of Rosewind, which changed its name to Aytu BioScience, Inc., or Aytu, in June 2015. In January 2016, we distributed a majority of our shares of common stock of Aytu to our shareholders on a pro rata basis. This transaction changed our ownership from 81.5% down to 8.6% of Aytu’s outstanding shares on that date. In May and October of 2016, Aytu completed offerings which were dilutive to the Aytu shares we held. As of December 31, 2016, our ownership in Aytu’s outstanding shares was less than 1.0%. We reclassified our remaining investment in Aytu as a trading security in July of 2016. The Aytu security is recorded at fair value on the balance sheet with the change in fair value recorded as an unrealized gain on the statement of operations.

Due to this transaction, the financial statements for Ampio and Aytu were deconsolidated in the beginning of 2016. Therefore, the financial statements now reflect the results of the Aytu operations in discontinued operations for 2015 and 2014.

Our Product Pipeline

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, an approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. We are currently developing Ampion as an intra-articular injection to treat pain due to severe osteoarthritis of the knee.

Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers on Ampion, including three peer-reviewed publications, “The Low Molecular Weight Fraction of Commercial Human Serum Albumin (LMWF5A-Ampion) Induces Morphologic and Transcriptional Changes of Bone Marrow-Derived Mesenchymal Stem Cells”, “Anti-Inflammatory Activity in the Low Molecular Weight Fraction of Commercial Human Serum Albumin (LMWF5A)” and “Inflammatory pathways in knee osteoarthritis: potential targets for treatment”.

Market Opportunity

Osteoarthritis, or OA, is the most common form of arthritis, affecting over 100 million people in the United States with over 48 million people suffering from osteoarthritis of the knee. It is a progressive disorder of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. The incidence of developing osteoarthritis of the knee over a lifetime is approximately 45%. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of subchondral bone. The global osteoarthritis of the knee market addresses moderate to moderately severe OA and is currently over $3.0 billion. We believe that this market does not account for the underserved severely diseased patients. The global demand for osteoarthritis of the knee treatment is expected to be fueled by aging demographics and increasing awareness of treatment options. Despite the size and growth of the osteoarthritis of the knee market, few adequate treatment options currently exist, especially in the severely diseased patient population.

Competition

The currently available treatments for osteoarthritis of the knee include oral non-steroidal anti-inflammatory agents, opioids, pain patches, intra-articular, or IA, corticosteroids, and IA hyaluronic acid, or HA, injections. Despite wide availability and years of clinical use, none of these agents are adequately meeting the needs of the market. In May 2013, the American Academy of Orthopedic Surgeons, or AAOS, issued their second edition of clinical practice guidelines for the treatment of osteoarthritis of the knee. The AAOS was unable to recommend for or against the use of intra-articular corticosteroid injections as studies designed to indicate efficacy are inconclusive. Further, the AAOS was also unable to recommend for or against the use of acetaminophen, opioids, or pain patches as the efficacy studies in this area are also inconclusive. Most importantly, the AAOS does not recommend (with a strong ‘strength of recommendation’) the use of hyaluronic acid injections as, in the AAOS’ assessment, the clinical evidence does not support their use. This clinical practice guideline underscores a pervasive unmet need in the treatment of osteoarthritis of the knee given few accepted and available treatments. We believe Ampion is a novel treatment option that, if approved, would be the first non-steroidal, non-hyaluronic-based intra-articular treatment available for the treatment of pain due to osteoarthritis of the knee.

AIK Trial

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

SPRING Pivotal Trial

In 2013 we announced results of our first pivotal trial, the SPRING study, of Ampion for the treatment of pain due to osteoarthritis of the knee. The results of this study establish the safety and efficacy of Ampion for reduction of pain due to OA at 12 weeks after a single intra-articular injection in the knee. The SPRING study was a U.S. multicenter, randomized, double-blind, vehicle controlled trial. Three hundred twenty-nine patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion or corresponding saline control via intra-articular injection. Both doses of Ampion, 4 mL and 10 mL, showed a statistically significant reduction in pain compared to control, and there were no significant differences between the efficacy of the two Ampion doses. As such, the lowest required dose, 4 mL, was selected as the optimal dose. Patients who received Ampion experienced, on average, greater than a 40% reduction in pain from baseline at 12 weeks. Patients who received Ampion also showed a significant improvement in function and quality of life (quality of life was assessed using the Patient Global Assessment, or PGA) compared to patients who received saline control at 12 weeks. Furthermore, the trial included severely diseased patients (defined as Kellgren-Lawrence IV) and those patients who received Ampion had a significantly greater reduction in pain than those patients who received saline control. Ampion was well tolerated with minimal adverse events, or AEs, reported equally across Ampion and saline groups in the study. There were no drug-related serious adverse events, or SAEs.

STEP Trial

In early 2014 we started the STEP study clinical trial of Ampion for the treatment of pain due to osteoarthritis of the knee. The STEP study was a randomized, vehicle controlled, double-blind study in which 538 patients with osteoarthritis knee pain were randomized to receive either a 4 mL single injection of Ampion or saline control. A deviation of temperature protocols occurred during the drug distribution process of the STEP Study, which interfered with efficacy analysis. There were minimal adverse events reported and there were no drug-related SAEs in the STEP study.

STRUT Trial

In mid-2014 we started the Phase I multiple injection study, the STRUT study, at a single site for patients with pain due to mostly severe or very severe osteoarthritis of the knee. Patients showed a 65% improvement in pain and a 74% improvement in function from baseline at one-month post-injection. No drug-related SAEs were reported. Following these results, we initiated the randomized, double-blind, vehicle controlled (Phase II) portion of the multiple injection STRUT study.

In 2015, we completed and announced the results from the Phase II STRUT study, which showed that patients who received Ampion demonstrated a significant improvement in pain when compared to patients who received saline control. Patients who received Ampion demonstrated, on average, a 64% reduction in pain at 20 weeks compared to baseline. The safety profile of Ampion in this trial was highly favorable, with no treatment-related SAEs. The results of this study establish the safety and efficacy of Ampion for reduction of pain at 20 weeks after a series of three IA injections administered two weeks apart in the knee of patients with OA.

STRIDE Trial

In late 2014, we started to enroll 329 patients in the vehicle controlled, multiple injection, multi-center STRIDE study. Enrollment in this study differed from previous trials in both disease severity and patient Body Mass Index, or BMI. In the STRIDE study 68% of patients had severe osteoarthritis (Kellgren-Lawrence IV), compared to 23% in the SPRING study. Patients in this study were also significantly heavier and had a larger BMI than in any previous trial. In mid-2015 we announced that, although patients showed a marked reduction in pain from baseline to 20 weeks when treated with Ampion, the study did not reach its primary endpoint which was a comparison of Ampion to saline.

PIVOT Trial

In September of 2015, the U.S. Food and Drug Administration, or FDA awarded us a Special Protocol Assessment, or SPA, for the second PHASE III pivotal trial of Ampion (PIVOT study). A SPA can significantly de-risk the path to market due to insufficient data or unexpected safety concerns. The PIVOT study, which included 480 patients, was a randomized, double-blind, saline-controlled, PHASE III clinical study conducted at 20 sites across the United States to examine the safety and efficacy of Ampion intra-articular injection in patients with pain due to osteoarthritis of the knee. The primary objective of this study was to evaluate the efficacy of 4 mL Ampion versus 4 mL placebo intra-articular injection in improving knee pain, when administered to patients suffering from OA of the knee. The clinical stage of osteoarthritis of knee severity is defined by the Kellgren Lawrence scale, or KL. The results stating the PIVOT study did not meet its primary endpoint were announced in June 2016. The primary endpoint was the change in WOMAC A pain score at week 12 as compared to saline. Although the PIVOT study did not meet its primary endpoint, it did show a large reduction in pain from Baseline over 12 weeks. Ampion improved (reduced) WOMAC A pain scores significantly over baseline in all KL grades (reductions in pain: KL 2: 52%, KL 3: 36%, and KL 4: 33%). Additional analyses included adverse events, Patient Global Assessment, and responder status defined as 20% improvement in pain at week 12. Ampion was demonstrated to be safe and well-tolerated with no drug-related serious adverse events and an overall adverse event rate that was similar in both the Ampion and saline groups. We observed the largest differentiation between Ampion and saline in the most severe osteoarthritis of the knee patients (KL 4), where no available non-surgical therapy exists. KL 4 patients have been historically excluded from osteoarthritis of the knee trials because of the advanced stage of their condition.

OSTEOARTHRITIS OF THE HAND

In May of 2016, we announced that patient dosing had begun in the exploratory, PHASE I clinical trial evaluating the safety of a single intra-articular injection of Ampion in adults with pain due to osteoarthritis of the hand, specifically of the first carpo-metacarpal joint of the thumb (basal thumb joint). This trial is a randomized, double-blind, placebo-controlled, single-center study in one of the largest hand surgery clinics in the United States. In November 2016, we announced the results of the trial where 15 patients enrolled: 9 in the Ampion™ arm and 6 in the saline arm. Ampion™ intra-articular injection into the basal thumb joint was well tolerated. Three AEs were reported, all of mild severity (2 AEs with Saline-1 unrelated and one possibly related and one AE with Ampion™-unrelated). At week four, improvements in pain following treatment with Ampion™ were reported compared to baseline. 66.7% of patients treated with Ampion™ had an improvement in pain on the AUSCAN A index. Conversely, in the saline group, 33% improved, one did not change and three deteriorated. Greater improvement in pain reduction from Ampion™ appeared to occur when the severity of OA was greater.

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

In September and December 2016, we met with the CBER Division of the FDA to seek guidance on the best path forward to obtain a Biological License for Ampion™ to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filing our BLA for Ampion. Based on guidance from the FDA, we have proposed to conduct another Ampion trial which will only have KL-4 patients prior to filing our BLA which will be smaller and include fewer patients than our PIVOT study and could be completed in fiscal 2017. If we are successful in moving our plan forward, we believe that we could potentially file the Ampion BLA by the end of 2017.

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

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol that we are developing to treat diabetic macular edema, or DME. Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell linkage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies. Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate, or cAMP, through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations such as Optina, danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shifts the balance towards stress fiber formation and increases vascular permeability.

When organized into a cortical ring, filamentous actin, or f-actin, increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

Market Opportunity

Type 1 and Type 2 diabetes mellitus affect 26 million people in the United States. One of the many symptoms of diabetes is local and systemic inflammation of the microvascular system. Diabetic retinopathy is a complication of diabetes and is characterized by damage to the blood vessels of the retina and can either be proliferative or non-proliferative. Proliferative damage occurs when a reduction in oxygen levels in the retina due to impaired glucose metabolism causes fragile blood vessels to grow in the vitreous humor. Non-proliferative damage occurs when existing vessels experience poor endothelial cell linkage due to increased blood glucose levels and hypertension. Macular edema is the most common form of non-proliferative diabetic retinopathy. In diabetic macular edema, prolonged hyperglycemia compromises endothelial cell linkage leading to vascular permeability. The leakage of fluid, solutes, proteins and immune cells cause the macula to swell and thicken. This leads to damage of the central retinal tissue and can significantly impair sharp central vision. The prevalence of diabetes is 11.3% of the population above the age of 20, with an annual incidence of 1.9 million cases in the United States alone. In this population, the prevalence of diabetic macular edema is estimated at 30% of patients inflicted by the disease for 20 years or more.

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

Phase II Trial

In 2012, we concluded our Phase II randomized, double-blinded, placebo-controlled, dose-ranging study of Optina in subjects with diabetic macular edema in Canada. The trial established that the dose of Optina should take BMI into account. When stratified for BMI the study demonstrated that 47% of patients who received Optina improved at least one best corrected visual acuity category and achieved a reduction in central retinal thickness, or CRT, at 12 weeks. The study was stopped early in order to pursue a redesigned trial that would evaluate the safety and efficacy of Optina with drug dosing refined by BMI.

OptimEyes Trial

In 2014 and 2015 we conducted the OptimEyes multicenter, placebo-controlled, randomized, dose ranging trial to evaluate the safety and efficacy of oral Optina, which included 355 patients. The trial showed Optina was safe and well tolerated with no drug related adverse events and no differences in side effect rates between placebo and Optina groups. The trial did not meet its primary endpoint for all patients, however we believe we have successfully identified an optimal dose for a BMI subgroup of patients who are refractory to currently available therapies and also utilize RAS inhibitors as a medication. As more than 70% of all DME patients are utilizing RAS inhibitors to control their blood pressure, we believe this combination of drugs shows promise as a painless, safe and efficacious oral treatment for DME, and a rescue medication following anti-VEGF therapy failure. These patients showed a +6.2 letter improvement in visual acuity. We presented these results at the World Ophthalmology Congress in February 2016 and The Association for Research in Vision and Ophthalmology Conference in May 2016. We also presented at the 49th Annual RETINA Society Meeting in September 2016.

Clinical Development Pathway

We met with the Division of the Transplant and Ophthalmology Products of the FDA in late 2015 to discuss the results of the OptimEyes clinical trial of Optina™ and to seek guidance on the next steps to approval. The guidance from the FDA was that we perform a confirmatory study on patients with DME who are refractory to the currently available drugs, which if successful, would qualify Optina™ as a rescue medication for patients who have no treatment options (failed available therapies). The study could have significantly fewer patients than in our previous OptimEyes study, based on power calculations and guidance received from the FDA, and could include approximately 80 patients randomized 1:1 between placebo and Optina™. Optina™ would be compared to placebo, not to other anti-VEGF drugs, since we are addressing a population that failed these alternative treatments. The FDA will consider improved vision as measured by best corrected visual acuity, which is statistically and clinically meaningful, as determined by experts in the field. The duration of the study is expected to be a maximum of 12 months. We have also considered conducting a trial in combination with other anti-VEGF drugs as we believe the effect of Optina with the anti-VEGF drugs could be cumulative.

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

We moved into our new manufacturing facility in the summer of 2014. Since that time we have implemented a quality system, validated the facility for human-use products and produced Ampion. We presented on single use technology in manufacturing at the 24th Annual Aseptic Processing Technology Conference for the International Society for Pharmaceutical Engineers in February of 2015. We are now in the process of producing the FDA required registration batches  of Ampion. The facility was placed in service during the first quarter of 2016. In our facility, we manufactured the Ampion drug and placebo (saline) for the PIVOT Trial and we plan to manufacture the Ampion and placebo (saline) for the OA trial that we will conduct in fiscal 2017.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical and biologic product development in the United States typically involves the performance of satisfactory preclinical laboratory and animal studies under the FDA’s Good Laboratory Practices, or GLPs, regulation, the development and demonstration of manufacturing processes which conform to FDA mandated current Good Manufacturing Practices, or cGMP, a quality system regulating manufacturing, the submission and acceptance of an IND application which must become effective before human clinical trials may begin in the United States, obtaining the approval of Institutional Review Boards, or IRBs, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought, and the submission to the FDA for review and approval of an NDA or BLA. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Preclinical tests generally include laboratory evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain animal studies to assess its potential safety and efficacy. Results of these preclinical tests, together with manufacturing information (in compliance with GLP and cGMP), analytical data and the clinical trial protocol (detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated), must be submitted to the FDA as part of an IND, which must become effective before human clinical trials can begin.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. Preclinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. In addition to FDA review of an IND, each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee, or EC, for sites located outside of the United States. The IRB considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practices, or GCP, requirements. The FDA and/or IRB/EC may order the temporary, or permanent, discontinuation of a clinical trial or a specific clinical trial site to be halted at any time, or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

Clinical trials to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, a product candidate is typically introduced either into healthy human subjects or patients with the medical condition for which the new drug is intended to be used. The main purpose of the trial is to assess a product candidate’s safety and the ability of the human body to tolerate the product candidate. Phase 1 clinical trials generally include less than 50 subjects or patients. During Phase II trials, a product candidate is studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to: (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy of the product candidate for specific target diseases or medical conditions, and (iii) assess dosage tolerance and determine the optimal dose for Phase III trial. Phase III trials are generally undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate. Phase III trials will generally be designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the candidate product’s clinical efficacy and provide adequate information for labeling of the drug or biologic.

A drug being studied in clinical trials may be made available to individual patients in certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the later of 60 calendar days after the date of enactment of the Cures Act or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting a NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $2,038,100 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently $97,750 per product and $512,200 per establishment. These fees are typically increased annually. The FDA will waive the application fee for the first human drug application that a small business or its affiliate submits for review

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDA’s and BLA’s. Most such applications for standard review drug products are reviewed within ten months; most applications for priority review drugs are reviewed in six months. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Fast Track Designation

The FDA has developed a “Fast Track” program, which provides the potential for expedited review of NDA’s and BLA’s. Fast Track status is potentially provided only for those new and novel therapies that are intended to treat persons with a serious condition and there is nonclinical or clinical data that demonstrates the potential to address unmet medical need. During the development of product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. Fast track designation allows for portions of the NDA or BLA to be submitted to the FDA for review prior to the completion of the entire application, which could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the NDA or BLA. Fast Track status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address an unmet medical need. Fast Track status also provides the potential for a product candidate to have a “Priority Review” which results in a shorter review clock for the NDA or BLA, specifically 6 months versus 10 months for a standard review.

Orphan Drug Designation

The FDA may grant Orphan Drug status to drugs intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. If and when the FDA grants Orphan Drug status, the generic name and trade name of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug status does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The FDA may grant Orphan Drug status to multiple competing product candidates targeting the same indications. A product that has been designated as an Orphan Drug that subsequently receives the first FDA approval is entitled to Orphan Drug exclusivity. This exclusivity means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years from the date of the initial FDA approval. Orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.

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

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

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

The Hatch-Waxman Amendments

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The ANDA application also will not be approved until any non-patent exclusivity listed in the Orange Book for the referenced product has expired. Federal law provides a period of five years of exclusivity following approval of a drug containing no previously approved active ingredients during which ANDAs for generic versions of those drugs cannot be submitted, unless the submission contains a Paragraph IV challenge to a listed patent in which case the submission may be made four years following the original product approval. Federal law provides for a period of three years of exclusivity during which FDA cannot grant effective approval of an ANDA based on the approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage form, route of administration or combination, or for a new use; the approval of which was required to be supported by new clinical trials conducted by, or for, the applicant.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHSA attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) eighteen months after approval if there is no legal challenge, (iii) eighteen months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

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

If the FDA approves one or more of our product candidates, we and the contract manufacturers we use for manufacture of clinical supplies and commercial supplies must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product also must be in compliance with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry sponsored scientific and educational activities, and promotional activities involving the Internet. In addition, we are prohibited from promoting our products off-label. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter or untitled letter directing us to correct deviations from regulatory requirements and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

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

Privacy

Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies’ activities in other countries. Such laws include the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data, as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s or the EU’s disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity.

Information Systems

We believe that our Information Systems, or IS, capabilities are adequate to manage our core business and our internal controls related to IS are operating effectively.

Intellectual Property Summary

Ampion

As of December 31, 2016, the current Ampion patent portfolio consists of 121 issued patents (including patents that have been issued in European validated countries) and 82 pending applications worldwide. The portfolio primarily consists of seven families filed in the United States and throughout the world. The first family includes six issued U.S. patents and one issued European Patent Office, or EPO, patent validated in 19 countries with claims relating to methods of treating inflammatory disease and compositions of matter comprising diketopiperazine derivatives, including DA-DKP. This family also includes issued patents in Australia, Canada, China, Hong Kong, Japan and South Africa and two pending application in the United States. The standard 20-year expiration for patents in this family is in 2021.

The second family includes seven issued U.S. patents with claims directed to methods of treating inflammation and T-cell mediated or inflammatory diseases with compositions of matter comprising DA-DKP. This family also includes issued patents in Australia, China, India, New Zealand, Singapore, Hong Kong, Israel, South Africa and five issued patents in EPO (each validated in numerous countries) and pending applications in the United States, Australia, Canada, China, EPO, Israel, Japan, Korea and Hong Kong. The standard 20-year expiration for patents in this family is in 2024.

The third family includes two issued U.S. patents, a pending U.S. application, an issued Chinese patent and New Zealand patent and pending applications in Australia, Brazil, Canada, China, Eurasia, EPO, Hong Kong, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, Philippines, Singapore, United States, and South Africa. The claims in this family are directed to the use of DA-DKP for the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family is in 2032.

The fourth family includes one pending U.S. application and pending applications in Australia, Brazil, Canada, China, Eurasia, EPO, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, and South Africa with claims directed to the use of DA-DKP to mobilize, home, expand and differentiate stem cells in the treatment of subjects. The standard 20-year expiration for patents in this family is in 2034.

The fifth family includes pending applications in the United States, Australia, Brazil, Canada, China, Eurasia, EPO, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore and South Africa with claims directed to methods for the manufacture of DA-DKP containing compositions. The standard 20-year expiration for patents in this family is in 2034.

The sixth family includes one pending U.S. application and a Patent Cooperation Treaty international application with claims directed to the use of DA-DKP for the treatment of degenerative joint diseases in a multi-dose treatment regimen. The standard 20-year expiration for patents in this family is in 2035.

The seventh family includes one pending U.S. application and a Patent Cooperation Treaty international application with claims directed to the use of DA-DKP in the absence of COX-2 antagonist treatment. The standard 20-year expiration for patents in this family will be in 2036.

Optina

As of December 31, 2016, the Optina patent portfolio currently consists of 109 issued patents (including patents that have been issued in European validated countries) and 46 pending applications worldwide. The portfolio consists primarily of three patent families, the first and second of which include claims for the use of low doses of danazol to treat conditions associated with vascular hyperpermeability. These two families include issued patents in the United States, Australia, EPO (validated in 21 countries and Hong Kong), Germany, Japan, Mexico, New Zealand, South Africa, Singapore and Canada with claims relating to methods of treating macular edema or diabetic nephropathy with danazol. These families also include pending applications in Australia, Brazil, China, Canada, Eurasian Patent Organization, EPO, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, Philippines, Singapore, Hong Kong and the United States. The standard 20-year expiration for patents in these families is in 2030. The third family is for the treatment of conditions associated with vascular hyperpermeability with low doses of danazol that correspond to the body fat content of the patient. The standard 20-year expiration for patents in this family is in 2033.

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

Many of our actual and potential competitors have substantially longer operating histories and possess greater name recognition, product portfolios, and significantly greater experience in discovering, developing, manufacturing, and marketing products as well as financial, research, and marketing resources than we do. Among our smaller competitors, many of these companies have established co-development and collaboration relationships with larger pharmaceutical and biotechnology firms, which may make it more difficult for us to attract strategic partners. Our current and potential competitors include major multinational pharmaceutical companies, biotechnology firms, universities and research institutions. Some of these companies and institutions, either alone or together with their collaborators, have substantially greater financial resources and larger research and development staffs than do we. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than us in discovering, developing, manufacturing, and marketing pharmaceutical products. If one of our competitors realizes a significant advance in pharmaceutical drugs that address one or more of the diseases targeted by our product candidates it could be rendered uncompetitive or obsolete.

Our competitors may also succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we are able to do, which could place us at a significant competitive disadvantage or deny us marketing exclusivity rights. Market acceptance of our product candidates will depend on a number of factors, including: (i) potential advantages over existing or alternative therapies, (ii) the actual or perceived safety of similar classes of products, (iii) the effectiveness of sales, marketing, and distribution capabilities and (iv) the scope of any approval provided by the FDA or foreign regulatory authorities.

Although we believe our product candidates possess attractive attributes, we cannot assure you that our product candidates will achieve regulatory or market acceptance, or that we will be able to compete effectively in the pharmaceutical drug markets. If our product candidates fail to gain regulatory approvals and acceptance in their intended markets, we may not generate meaningful revenues or achieve profitability.

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

For the years ended December 31, 2016, 2015 and 2014, we recorded $10.5 million, $15.1 million, and $22.5 million, respectively, of research and development expenses. Research and development expenses represented 61.7%, 62.5%, and 71.5% of total operating expenses in the years ended December 31, 2016, 2015 and 2014, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

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

Employees

As of March 1, 2017, we had 21 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

Available Information

Our principal executive offices are located at 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112 USA, and our phone number is (720) 437-6500.

We maintain a website on the internet at www.ampiopharma.com. We make available free of charge through our website, by way of a hyperlink to a third-party site that includes filings we make with the SEC website (www.sec.gov), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 15(d) of the Exchange Act. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our Code of Conduct and Ethics and the charters of our Nominating and Governance Committee, Audit Committee, and Compensation Committee of our Board of Directors may be accessed within the Investor Relations section of our website. Amendments and waivers of the Code of Conduct and Ethics will also be disclosed within four business days of issuance on the website. Information found in our website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

In their report accompanying our audited financial statements, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or through bank financing. We have raised over $100 million in equity financing in the past and believe that we will be able to raise additional equity or debt financing in the future but the financing could be extremely dilutive to our current shareholders.  Our ability to continue as a going concern will depend on our ability to obtain the additional financing. Additional capital may not be available on reasonable terms, or at all. If adequate financing is not available, we would be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our products or product candidates, or potential markets that we would not otherwise relinquish. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize pharmaceutical products and may need to cease operations.

As of December 31, 2016, we only had $4.9 million of cash which we expect can only fund our operation through the first five or six months of 2017. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $12.0 million through equity offerings, debt or other financing tools.

We are a clinical stage company that has not generated revenues or profits and have therefore incurred significant net losses totaling $153.1 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners.

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

Although we have raised capital in the past with net proceeds of over $100 million in the past five years through the sale of common stock and warrants, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be on terms not favorable to us, it may be costly and it may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

We will need substantial additional capital to fund our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs and commercialization efforts.

Developing pharmaceutical products, including conducting pre-clinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses could increase in connection with our ongoing activities, particularly as we initiate new clinical trials, prepare to file our Ampion BLA with the FDA and seek marketing approval for our product candidates. We will require additional capital to fund our operations, including to:

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

Until we can generate revenue from collaboration agreements to finance our cash requirements, which we may not accomplish, we expect to finance future cash needs primarily through offerings of our equity securities, including under our “at-the-market” equity program, or debt. Such financing may result in significant dilution to our stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

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

We have experienced significant net losses since inception. As of December 31, 2016, we had an accumulated deficit of $153.1 million. We expect our annual net losses could continue over the next several years as we advance our development programs and incur significant clinical development costs.

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

Ampion and Optina will be undergoing clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

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

Our product development programs are at various stages of development. We continue to work toward completion and analysis of clinical trials for our primary products: Ampion and Optina. Any further unfavorable outcomes with our trials for Ampion or Optina would be a major set-back for the development programs for these product candidates and for us. Due to our limited financial resources, an unfavorable outcome in one or more of these trials may require us to delay, reduce the scope of, or eliminate one of these product development programs, which could have a material adverse effect on our business and financial condition and on the value of our common stock.

In connection with clinical testing and trials, we face a number of risks, including:

•	a product candidate is ineffective, inferior to existing approved medicines, unacceptably toxic, or has unacceptable side effects;

•	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;

•	the results may not confirm the positive results of earlier testing or trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies to establish the safety and efficacy of our product candidates.

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

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential product candidate. If we experience delay, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed. For example, in August 2014 we experienced a delay in the STEP Study of Ampion due to a deviation from protocol in temperature excursions. We cannot be certain we will successfully complete the future Ampion trials or be able to complete future Optina trials within any specific time period, if at all.

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

In order to market and sell our products in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we or our collaborators seek marketing approvals for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit a European marketing authorization application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and can involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval. Obtaining regulatory approvals from health authorities in countries outside the U.S. is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country and approval by foreign health authorities does not ensure marketing approval by the FDA.

Even if we obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

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

Any of our product candidates for which we obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Any of our product candidates for which we, or our collaborators, obtain marketing approval in the future, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising and promotional activities for such products, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the FDA requirement to implement a Risk Evaluation and Mitigation Strategy to ensure that the benefits of a drug or biological product outweigh its risks.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market any of our product candidates for which we, or they, receive marketing approval for only their approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA, the Public Health Service Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

Our core business strategy is to maintain a strong foundation in basic scientific research and combine that foundation with our clinical development capabilities. To date, we have contracted original equipment manufacturers to produce the drug candidate for our Optina clinical trials. Our long-term objective is to build a successful, integrated biopharmaceutical company that provides patients and medical professionals with new and better options for preventing and treating human diseases. However, developing and commercializing new medicines entails significant risks and expenses. We have little experience in the manufacturing of drugs or in designing drug-manufacturing processes. We currently obtain the HSA needed to produce Ampion for our clinical trials from one manufacturer in the United States. Our clinical trials may be delayed if this manufacturer is unable to assure a sufficient quantity of the drug product to meet our study needs. We are currently validating a manufacturing facility in Denver, Colorado where we plan to manufacture Ampion for registration, batching and commercial supply, as well as future clinical supplies. We obtain the active pharmaceutical ingredient, or API, for Optina from an Indian company, which is one of only four suppliers of the API in the world. Our clinical trials and ultimately FDA approval may be delayed if we are unable to obtain a sufficient quantity of the drug product on a timely basis or if we need to establish an alternative source of supply for the API.

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

We might enter into agreements with third parties to sell and market any products we develop and for which we obtain regulatory approvals, which may affect the sales of our products and our ability to generate revenues.

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

The 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act are expected to significantly impact the provision of, and payment for, health care in the United States. Various provisions of these laws take effect over the next four years, and are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market any products and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential products that may be approved in the future at a price acceptable to us or any of our future collaborators.

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

Our ability to obtain patent protection for our product candidates and compounds is uncertain due to a number of factors, including:

•	we may not have been the first to make the inventions covered by pending patent applications or issued patents;

•	we may not have been the first to file patent applications for our product candidates or the compounds we developed or for their uses;

•	others may independently develop identical, similar or alternative products or compounds;

•	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

•	any or all of our pending patent applications may not result in issued patents;

•	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;

•	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;

•	our proprietary compounds may not be patentable;

•	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; and

•	others may identify prior art which could invalidate our patents.

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

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies, to a greater extent during the last few years. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

•	any actual or perceived adverse developments in clinical trials for Ampion or Optina, such as the delay experienced with the STEP Study of Ampion in August 2014 and the failure of the STRIDE and PIVOT studies to reach their primary endpoints;

•	any actual or perceived difficulties or delays in obtaining regulatory approval of any of our product candidates in the United States or other countries once clinical trials are completed;

•	any finding that our product candidates are not safe or effective, or any inability to demonstrate clinical effectiveness of our product candidates when compared to existing treatments;

•	any actual or perceived adverse developments in repurposed drug technologies, including any change in FDA policy or guidance on approval of repurposed drug technologies for new indications;

•	any announcements of developments with, or comments by, the FDA, the EMA, or other regulatory authorities with respect to product candidates we have under development;

•	any announcements concerning our retention or loss of key employees, especially Dr. Bar-Or;

•	our success or inability to obtain collaborators to conduct clinical trials, commercialize a product candidate for which regulatory approval is obtained, or market and sell an approved product candidate;

•	any actual or perceived adverse developments with respect to our relationship with Trauma Research LLC;

•	announcements of patent issuances or denials, product innovations, or introduction of new commercial products by our competitors that will compete with any of our product candidates;

•	publicity regarding actual or potential study results or the outcome of regulatory reviews relating to products under development by us, our collaborators, or our competitors;

•	economic and other external factors beyond our control; and

•	sales of stock by us or by our shareholders.

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

As of December 31, 2016, holders of more than 5% of our common stock and our directors, executive officers and their affiliates beneficially owned 29.6% of our outstanding common stock. These shareholders may effectively  control the outcome of actions taken by us that require shareholder approval.

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

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that we and certain of our current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Exchange Act and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in our offering on February 28, 2014. The lawsuits seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On or about December 12, 2016, the parties filed a Joint Notice of Settlement with the Court, and on January 31, 2017 plaintiffs filed a motion for preliminary settlement approval and requested a date for a final settlement approval hearing, on the Motion. On February 8, 2017, the Court denied the Motion but granted plaintiffs leave to file a renewed motion to address class certification issues noted by the Court. On February 28, 2017, plaintiffs filed a renewed motion for preliminary approval with the Court. The settlement, which provides for dismissal of all claims with prejudice, will be subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

On August 6, 2015 and September 25, 2015, purported stockholders of the Company brought derivative actions in the United States District Court in the Central District of California, Oglina v. Macaluso et al., Case No. 2:15-cv-05970-TJH-PJW (“Oglina action”) and the Colorado state court in Denver, Loyd v. Giles et al., Case No. 2015CV33429 (“Loyd action”), alleging primarily that our directors and officers breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the STEP study. Pursuant to the parties’ stipulation, the United States District Court in the Central District of California has stayed the proceedings in the Oglina action at the present time in accordance with the terms of the parties’ stipulation. Pursuant to the parties’ stipulation, the Colorado state court in Denver has stayed the Loyd action at the present time in accordance with the terms of the parties’ stipulation.

We believe these shareholder derivative actions are without merit and intend to defend these actions vigorously. We currently believe the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

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

Fiscal Year ended December 31, 2016	High	Low
First Quarter	$3.50	$1.69
Second Quarter	$4.32	$0.84
Third Quarter	$1.45	$0.70
Fourth Quarter	$1.14	$0.59

Fiscal Year ended December 31, 2015	High	Low
First Quarter	$7.60	$3.68
Second Quarter	$7.38	$1.79
Third Quarter	$3.12	$2.00
Fourth Quarter	$3.28	$2.51

As of March 1, 2016, there were approximately 8,400 holders of record of our common stock.

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

Performance Graph

We have presented below the cumulative return to our stockholders during the period from December 31, 2011 through December 31, 2016 in comparison to the cumulative return NASDAQ Biotechnology Index and the Russell 2000 Index. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	12/11	12/12	12/13	12/14	12/15	12/16

Ampio Pharmaceuticals, Inc.	100.00	84.07	166.98	80.33	81.97	26.74
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

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

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Financial Statements – Note 8 – Common Stock of this annual report on Form 10-K.

Equity Compensation Plan Information

In March 2010, our shareholders approved the adoption of a stock and option award plan, or the 2010 Plan, under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. In August 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held in December 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held in December 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000 and in December 2013, total shares issuable was increased to 11,700,000. The following table displays equity compensation plan information as of December 31, 2016.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,175,832	$3.64	3,111,647
Equity compensation plans not approved by security holders	—	—	—
Total	7,175,832	$3.64	3,111,647

Item 6.	Selected Financial Data

Our selected financial data shown below should be read together with Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and respective notes included in Item 8 “Financial Statements and Supplementary Data” referencing Item 15 of Part IV. The data shown below is not necessarily indicative of results to be expected for any future period.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Statements of Operations Data:
Research and development	$10,546,287	$15,111,686	$22,490,578	$13,593,884	$4,244,633
General and administrative	6,536,067	9,055,885	8,957,441	5,852,380	5,404,725
Total operating expense	17,082,354	24,167,571	31,448,019	19,446,264	9,649,358

Other income	23,479	59,853	142,984	11,750	21,943
Derivative expense	(915,141)	-	-	(516,840)	205,768
Loss from investment in Aytu	(1,189,613)	-	-	-	-
Total other (expense) income	(2,081,275)	59,853	142,984	(505,090)	227,711
Net loss from continuing operations	(19,163,629)	(24,107,718)	(31,305,035)	(19,951,354)	(9,421,647)
Loss from discontinued operations	-	(9,606,199)	(7,743,737)	(4,577,072)	(2,171,397)
Net loss from continuing operations	(19,163,629)	(33,713,917)	(39,048,772)	(24,528,426)	(11,593,044)
Net loss applicable to non-controlling interest	-	1,703,675	923,357	519,868	-
Net loss applicable to Ampio	$(19,163,629)	$(32,010,242)	$(38,125,415)	$(24,008,558)	$(11,593,044)

Per share data:
Basic and diluted Ampio net loss per common share
From continuing operations	$(0.36)	$(0.46)	$(0.62)	$(0.52)	$(0.28)
From discontinuing operations and non-controlling interest	-	(0.16)	(0.14)	(0.11)	(0.06)
Net loss per share applicable to Ampio	$(0.36)	$(0.62)	$(0.76)	$(0.63)	$(0.34)
Weighted average number of Ampio common shares outstanding	53,773,145	51,992,048	50,226,555	38,294,259	33,983,590

Selected Balance Sheets Data:
Cash and cash equivalents	$4,894,834	$15,998,392	$50,159,751	$24,307,646	$17,682,517
Total current assets from continuing operations	$5,402,167	$16,502,219	$56,623,476	$33,730,933	$17,847,407
Current and non current assets from discontinued operations	$-	$24,371,345	$8,941,769	$10,357,776	$-
Total assets from continuing operations	$13,595,786	$26,047,248	$74,590,957	$33,730,933	$25,841,165

Total current liabilities from continuing operations	$2,134,566	$2,749,465	$3,028,258	$2,140,980	$1,635,893
Total long term liabilities from continuing operations	$4,826,909	$629,568	$661,160	$-	$381,250
Current and non current liabilities from discontinued operations	$-	$9,112,572	$14,313,100	$8,661,170
Working capital from continuing operations	$3,267,601	$13,752,754	$53,595,218	$31,589,953	$16,211,514

Total stockholders' equity	$6,634,311	$37,926,988	$65,458,518	$33,214,870	$23,830,022

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, an approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. We are currently developing Ampion as an intra-articular injection to treat pain due to severe osteoarthritis of the knee.

Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers on Ampion, including, three peer-reviewed publications, “The Low Molecular Weight Fraction of Commercial Human Serum Albumin (LMWF5A-Ampion) Induces Morphologic and Transcriptional Changes of Bone Marrow-Derived Mesenchymal Stem Cells”, “Anti-Inflammatory Activity in the Low Molecular Weight Fraction of Commercial Human Serum Albumin (LMWF5A)” and “Inflammatory pathways in knee osteoarthritis: potential targets for treatment”.

AIK Trial

In 2011 and 2012 we conducted our Phase I Ampion trial in Australia. The AIK study established that Ampion was safe for human use and showed efficacy treating patients with pain due to osteoarthritis, or OA, of the knee. The trial was conducted in Australia because the biologics legislation governing the Australian Therapeutic Goods Administration, or TGA, allowed us to move Ampion directly into human clinical trials as the TGA recognized that HSA has an already established safety profile in humans by virtue of its longstanding commercial use. The AIK trial was conducted in patients diagnosed with moderately-severe to severe osteoarthritis of the knee.

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

STRIDE Trial

In late 2014 we enrolled 329 patients in the vehicle controlled, multiple injection, multi-center STRIDE study. Enrollment in this study differed from previous trials in both disease severity and patient Body Mass Index, or BMI. In the STRIDE study 68% of patients had severe osteoarthritis (Kellgren-Lawrence IV), compared to 23% in the SPRING study. Patients in this study were also significantly heavier and had a larger BMI than in any previous trial. In mid-2015 we announced that, although patients showed a marked reduction in pain from baseline to 20 weeks when treated with Ampion, the study did not reach its primary endpoint  which was a comparison of Ampion to saline.

PIVOT Trial

In September of 2015, the U.S. Food and Drug Administration, or FDA awarded us a Special Protocol Assessment, or SPA, for the second PHASE III pivotal trial of Ampion (PIVOT study). A SPA can significantly de-risk the path to market due to insufficient data or unexpected safety concerns. The PIVOT study, which included 480 patients, was a randomized, double-blind, saline-controlled, PHASE III clinical study conducted at 20 sites across the United States to examine the safety and efficacy of Ampion intra-articular injection in patients with pain due to osteoarthritis of the knee. The primary objective of this study is to evaluate the efficacy of 4 mL Ampion versus 4 mL placebo intra-articular injection in improving knee pain, when administered to patients suffering from OA of the knee. The clinical stage of osteoarthritis of knee severity is defined by the Kellgren Lawrence scale, or KL. The results stating the PIVOT study did not meet its primary endpoint were announced in June 2016. The primary endpoint was the change in WOMAC A pain score at week 12 as compared to saline. Although the PIVOT study did not meet its primary endpoint, it did show a large reduction in pain from Baseline over 12 weeks. Ampion improved (reduced) WOMAC A pain scores significantly over baseline in all KL grades (reductions in pain: KL 2: 52%, KL 3: 36%, and KL 4: 33%). Additional analyses included adverse events, Patient Global Assessment, and responder status defined as 20% improvement in pain at week 12. Ampion was demonstrated to be safe and well-tolerated with no drug-related serious adverse events and an overall adverse event rate that was similar in both the Ampion and saline groups. We observed the largest differentiation between Ampion and saline in the most severe osteoarthritis of the knee patients (KL 4), where no available non-surgical therapy exists. KL 4 patients have been historically excluded from osteoarthritis of the knee trials because of the advanced stage of their condition.

OSTEOARTHRITIS OF THE HAND

In May of 2016, we announced that patient dosing had begun in the exploratory, PHASE I clinical trial evaluating the safety of a single intra-articular injection of Ampion in adults with pain due to osteoarthritis of the hand, specifically of the first carpo-metacarpal joint of the thumb (basal thumb joint). This trial is a randomized, double-blind, placebo-controlled, single-center study in one of the largest hand surgery clinics in the United States. In September 2016, we announced completion of enrollment. The results of the trial were 15 patients enrolled: 9 in the Ampion™ arm and 6 in the saline arm. Ampion™ intra-articular injection into the basal thumb joint was well tolerated. Three AEs were reported, all of mild severity (two AEs with Saline-1 unrelated and one possibly related and one AE with Ampion™-unrelated). At week four, improvements in pain following treatment with Ampion™ were reported compared to baseline. 66.7% of patients treated with Ampion™ had an improvement in pain on the AUSCAN A index. Conversely, in the saline group, 33% improved one did not change and three deteriorated. Greater improvement in pain reduction from Ampion™ appeared to occur when the severity of OA was greater.

Clinical Development Pathway

Upon conclusion of the AIK trial, pre-clinical and clinical data were presented to the blood products division of the Center for Biologics Evaluation and Research, or CBER, of the FDA for guidance toward an Ampion novel biologic BLA filing. The FDA provides novel biologics twelve years of market exclusivity against would-be “biosimilar” competitors. The FDA granted an active Investigational New Drug, or IND, for Ampion for the treatment of pain due to osteoarthritis of the knee in March 2013. We met with the FDA in 2013 and the FDA confirmed the SPRING study is the first of two pivotal clinical trials required to demonstrate efficacy in a BLA.

In September and December 2016, we met with the CBER Division of the FDA to seek guidance on the best path forward to obtain a Biological License for Ampion™ to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filing our BLA for Ampion. Based on guidance from the FDA, we have proposed to conduct another Ampion trial which will only have KL-4 patients prior to filing our BLA which will be smaller and include fewer patients than our PIVOT study and could be completed in fiscal 2017. If we are successful in moving our plan forward, we believe that we could potentially file the Ampion BLA by the end of 2017.

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

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol that we are developing to treat diabetic macular edema, or DME. Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell linkage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies. Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate, or cAMP, through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations, such as Optina, danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shifts the balance towards stress fiber formation and increases vascular permeability.

When organized into a cortical ring, filamentous actin, or f-actin, increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

Phase II Trial

In 2012, we concluded our Phase II randomized, double-blinded, placebo-controlled, dose-ranging study of Optina in subjects with diabetic macular edema in Canada. The trial established that the dose of Optina should take BMI into account. When stratified for BMI the study demonstrated that 47% of patients who received Optina improved at least one best corrected visual acuitycategory and achieved a reduction in central retinal thickness, or CRT, at 12 weeks. The study was stopped early in order to pursue a redesigned trial that would evaluate the safety and efficacy of Optina with drug dosing refined by BMI.

OptimEyes Trial

In 2014 and 2015 we conducted the OptimEyes multicenter, placebo-controlled, randomized, dose ranging trial to evaluate the safety and efficacy of oral Optina, which included 355 patients. The trial showed Optina was safe and well tolerated with no drug related adverse events and no differences in side effect rates between placebo and Optina groups. The trial did not meet its primary endpoint for all patients, however we believe we have successfully identified an optimal dose for a BMI subgroup of patients who are refractory to currently available therapies and also utilize RAS inhibitors as a medication. As more than 70% of all DME patients are utilizing RAS inhibitors to control their blood pressure, we believe this combination of drugs shows promise as a painless, safe and efficacious oral treatment for DME, and a rescue medication following anti-VEGF therapy failure. These patients showed a +6.2 letter improvement in visual acuity. We presented these results at the World Ophthalmology Congress in February 2016 and The Association for Research in Vision and Ophthalmology Conference in May 2016. We also presented at the 49th Annual RETINA Society Meeting in September 2016.

Recent Financing Activities

On September 1, 2016, we completed a registered direct offering. In this offering, we issued directly to an institutional investor 5.0 million shares of our common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 which was declared effective by the SEC in January 2014. The Form S-3 expired in January of 2017 and we are planning to file a new Form S-3 in fiscal 2017.

The investor warrants have an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants include provisions for the adjustment to the exercise price upon subsequent issuances of our common stock at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value upon the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under ASC 480. On the date of issuance, these warrants were valued at $4.1 million.

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

The Board of Directors determined that this transaction that generated net cash proceeds of $3.4 million was in our best interest as we had less than six months of cash based on our current burn rate when the transaction was completed. They believed this capital raise money would give us time to advance our clinical trial efforts in the absence of more favorable alternative sources of financing.

We also have access to a $25.0 million controlled equity offering which we used to generate $153,000 of gross proceeds by selling 163,254 common shares in August 2016. The placement agent received a fixed commission of 3.0% of the gross proceeds from the shares sold. We could use the controlled equity offering to generate additional funding in the near future.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and have therefore incurred significant net losses totaling $153.1 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of December 31, 2016, we had $4.9 million of cash which we expect can fund our operation through the first five or six months of 2017. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $12.0 million through equity offerings, debt or other financing tools.

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

Our primary focus in fiscal 2017 is advancing the clinical development of our core asset: Ampion. In September and December 2016, we met with the CBER Division of the FDA to seek guidance on the best path forward to obtain a Biological License for Ampion™ to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filling our BLA for Ampion. Based on guidance from the FDA, we will conduct another Ampion trial, which will only have KL-4 patients, prior to filing our BLA which we believe will be smaller and include fewer patients than our PIVOT study and could be completed in fiscal 2017. If we are successful in moving our plan forward, we believe that we could potentially file the Ampion BLA by the end of 2017.

Significant Accounting Policies and Estimates

Information regarding our Significant Accounting Policies and Estimates is contained in Note 2 to the Financial Statements.

Recent Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of December 31, 2016) is contained in Note 2 to the Financial Statements.

Results of Operations—Year Ended December 31, 2016, 2015 and 2014

Results of continuing operations for the years ended December 31, 2016, 2015 and 2014 reflected losses applicable to Ampio of $19.2 million, $24.1 million and $31.3 million, respectively. These losses include non-cash charges related to stock-based compensation, warrant modification expense, depreciation and amortization, amortization of prepaid research and development-related party, common stock issued for services, derivative expense, loss on disposal of fixed assets, loss on equity investment in Aytu and unrealized loss on trading securities totaling $5.1 million, $6.4 million and $7.7 million in 2016, 2015 and 2014, respectively. We expect that non-cash expenses will continue to decrease in fiscal 2017 compared to 2016 and 2015 as stock-based compensation is expected to decline as well as the loss on the Aytu investment.

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, stock-based compensation, consultants and sponsored research – related party. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Years Ended December 31,
	2016	2015	2014

Clinical trials and sponsored research	$4,867,000	$8,526,000	$15,537,000
Labor	2,892,000	2,855,000	1,927,000
Stock-based compensation	371,000	2,092,000	4,293,000
Consultants and other	2,272,000	1,495,000	620,000
Sponsored research - related party	144,000	144,000	114,000
	$10,546,000	$15,112,000	$22,491,000

Comparison of Years Ended December 31, 2016 and 2015

Research and development expenses decreased $4.6 million, or 30.2%, in 2016 compared to 2015. This was due primarily to a decrease in clinical trials due to the fact that we had both the Stride and the OptimEyes trials as well as starting the PIVOT Trial in fiscal 2015 as compared to only having the second half of the PIVOT trial in fiscal 2016. The increase in labor and consultants and other is due to additional costs related to preparing our facility to become operational and the additional professional staffing required as we prepare to file our BLA for Ampion. Research and development expense in 2017 is expected to slightly increase from where it was in 2016. This is based on guidance from the FDA that we will need to conduct another Ampion trial prior to filing our BLA which we believe will be smaller and include fewer patients than our PIVOT study and could be completed in fiscal 2017 and the additional expense that we will incur preparing the BLA for filing. If we are successful in moving our plan forward, we believe that we could potentially file the Ampion BLA by the end of 2017.

Comparison of Years Ended December 31, 2015 and 2014

Research and development expenses decreased $7.4 million, or 32.8%, in 2015 over 2014. This was due primarily to costs associated with the production of study drugs and clinical trials of Ampion and Optina in fiscal 2014 as compared to fiscal 2015. Stock-based compensation decreased due to fewer stock options being granted as well as the continuing vesting of stock option awards granted from previous years.

General and Administrative

General and administrative expenses consist of personnel costs for employees in executive, business development and operational functions and director fees; stock-based compensation; patents and intellectual property; professional fees which include legal, auditing and accounting; occupancy, travel and other which includes rent, governmental and regulatory compliance, insurance, investor/public relations and professional subscriptions. These costs are summarized as follows:

	Years Ended December 31,
	2016	2015	2014

Occupancy, travel and other	$1,602,000	$2,080,000	$1,398,000
Labor	1,414,000	1,594,000	1,611,000
Stock-based compensation	1,205,000	2,896,000	2,914,000
Professional fees	1,130,000	991,000	1,079,000
Patent costs	950,000	1,224,000	1,710,000
Directors fees	235,000	271,000	245,000
	$6,536,000	$9,056,000	$8,957,000

Comparison of Years Ended December 31, 2016 and 2015

General and administrative costs decreased $2.5 million, or 27.8%, in 2016 compared to 2015. The decrease in stock-based compensation was driven by fewer options being granted in 2016 at a reduced stock price compared to 2015. During 2017, we would expect that general and administrative costs will remain flat as compared to 2016 as we explore options on the best ways to complete the regulatory process for Ampion and Optina.

Comparison of Years Ended December 31, 2015 and 2014

General and administrative costs increased $99,000, or 1.1%, in 2015 over 2014. The increase in occupancy cost was associated with moving to a larger facility in the middle of 2014. This was offset by a decrease in patent expenses due to the focused effort of the company to actively reducing these costs.

Derivative Expense

We recorded $915,000 in non-cash derivative expense in 2016 in connection with warrants associated with the registered direct offering. See Note 8 – Common Stock. We did not have any derivative expense in 2015 or 2014.

Investment in Aytu BioScience, Inc.

In fiscal 2016, we had unrealized loss on trading securities of $146,000 and a loss for equity investment in Aytu of $1.0 million. Aytu was spun out of Ampio on January 4, 2016, so we did not have these losses in 2015 or 2014.

Loss from Continuing Operations

The loss from continuing operations for the year ended December 31, 2016 was $19.2 million compared to $24.1 million in fiscal 2015. The decrease in the loss was caused by lower research and development and general and administrative expense in fiscal 2016 as compared to 2015. This reduction in costs was offset by a $915,000 derivative loss and a $1.2 million loss in trading investment in Aytu. As stated previously, we expect our cost to be flat or slightly increase in fiscal 2017 as compared to 2016 as we evaluate the regulatory path forward for Ampion. In fiscal 2014 the loss from continuing operations was $31.3 million.

Net Cash Used in Operating Activities

During 2016, our operating activities from continuing operations used $14.6 million in cash. The use of cash was $4.5 million lower than the net loss due primarily to non-cash charges for stock-based compensation, derivative expense, equity investment in Aytu, depreciation and amortization. Cash provided in operating activities also included a $480,000 increase in accrued compensation which was offset by a $1.1 million decrease in accounts payable and accrued expenses.

During 2015, our operating activities used $17.9 million in cash. The use of cash was $6.2 million lower than the net loss due to continuing operations primarily to non-cash charges for stock-based compensation, depreciation, amortization and warrant modification expense. Cash provided in operating activities also included a $744,000 increase in accrued compensation and a $298,000 decrease in prepaid which were offset by a $1,144,000 decrease in accounts payable and accrued expenses. During 2014, our operating activities used $23.1 million in cash. The use of cash was $8.2 million lower than the net loss due to continuing operations primarily to non-cash charges for stock-based compensation, depreciation and amortization. Cash provided in operating activities also included a $951,000 increase in accounts payable and $721,000 increase in deferred rent which were offset by increased prepaid research and development related party of $725,000 and prepaid expense of $538,000.

Net Cash Used in Investing Activities

During 2016, cash was used to purchase $7,000 of equipment.

During 2015, $16.3 million of cash was used to invest in Aytu. Purchases of fixed assets decreased to $110,000 in 2015 which reflects the near completion of our manufacturing facility.

During 2014, $8.7 million in cash was used to build out our manufacturing facility and to acquire fixed assets which consists of the purchase of machinery related to our manufacturing facility/clean room. An additional $5.4 million in cash was used to invest in Aytu.

Net Cash from Financing Activities

Net cash provided by financing activities in 2016 was $3.4 million in net proceeds from our registered offering and $51,000 in net proceeds from our controlled equity offering. We were also repaid $66,000 of prior advances made to shareholders.

Net cash provided by financing activities in 2015 was $29,000 from the proceeds of option and warrant exercises.

Net cash provided by financing activities in 2014 was $63.4 million which reflects net proceeds from our completed underwritten public offering and of stock option exercises.

Contractual Obligations and Commitments

Information regarding Contractual Obligations and Commitments is contained in Note 7 to the Financial Statements.

Liquidity and Capital Resources

We have not generated revenue or profits as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of December 31, 2016, we had $4.9 million of cash which we expect can fund our operation through the first five or six months of 2017. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $12.0 million through equity offerings, debt or other financing tools. This projection is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital within the next three months to expand our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we will seek to raise additional capital within the next three months when we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

On September 1, 2016, we completed a registered direct offering. In this offering, we issued directly to an institutional investor 5.0 million shares of our common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million.

The investor warrants have an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants include provisions for the adjustment to the exercise price upon subsequent issuances of our common stock at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value upon the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under ASC 480. On the date of issuance, these warrants were valued at $4.1 million.

We have prepared a budget for 2017 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings or our Controlled Equity Offering Sales Agreement that we entered into in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our future commercialization efforts or suspend operations for a period of time until we are able to raise additional capital. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.

EKS&H LLLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein at F-2.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of February 1, 2016.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	65	Chief Executive Officer and Chairman of the Board

Mr. Macaluso founded Life Sciences and has been a member of the board of directors of Life Sciences, our predecessor, since its inception. Mr. Macaluso has also been a member of our Board of Directors since the merger with Chay Enterprises in March 2010 and our Chief Executive Officer since January 2012. Mr. Macaluso was appointed president of Isolagen, Inc. (AMEX: ILE) and served in that position from June 2001 to August 2001, when he was appointed chief executive officer. In June 2003, Mr. Macaluso was re-appointed as president of Isolagen and served as both chief executive officer and president until September 2004. Mr. Macaluso also served on the board of directors of Isolagen from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm.

Mr. Macaluso’s experience in executive management and marketing within the pharmaceutical industry, monetizing company opportunities, and corporate finance led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				March 2010

David Bar-Or, MD.	68	Chief Scientific Officer and Director	Dr. Bar-Or has served as our chief scientific officer since March 2010. Dr. Bar-Or also served as our chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as chairman of the board and chief scientific officer of Life Sciences. Dr. Bar-Or is currently the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, St. Anthony’s Hospital, Lakewood, Colorado and The Medical Center of Plano, Plano, Texas. Dr. Bar-Or is the founder of Ampio Pharmaceuticals Inc. Dr. Bar-Or is principally responsible for all patented and proprietary technologies acquired by us from BioSciences in April 2009 and for all patents issued and applied for since then, having been issued over 291patents and having filed or co-filed almost 242 patent applications. Dr. Bar-Or has authored or co-authored over 143 peer-reviewed journal articles and several book chapters. Dr. Bar-Or is a reviewer for over 20 peer reviewed scientific and clinical journals. Is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award for the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate Residency training at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in Emergency Medicine at Denver Health Medical Center under the direction of Prof Peter Rosen. Dr. Bar-Or practiced Emergency Medicine for 20 years at Swedish Medical Center, Englewood, Colorado and 5 years as the Emergency Department Medical Director.	March 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since

Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement and inventions in researching and developing our product candidates, and leadership role in his hospital affiliations led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

Philip H. Coelho(1)(2)(3)	73	Director

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

				April 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Richard B. Giles(1)(2)(3)	67	Director

Mr. Giles, CPA, has served as a member of our Board of Directors since August 2010. Mr. Giles is the Chief Financial Officer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he has held since 1985. Ludvik Electric is a private electrical contractor with 2015 revenues of $70 million that has completed electrical contracting projects throughout the United States, South Africa and Germany totaling more than $2.0 billion. As CFO and Treasurer of Ludvik Electric, Mr. Giles oversees accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related accounting functions. He serves also as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was for three years an audit partner with Higgins Meritt & Company, then a Denver, Colorado CPA firm, and during the preceding nine years he was an audit manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. While with Price Waterhouse, Mr. Giles participated in a number of public company audits, including one for a leading computer manufacturer. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants, Construction Financial Management Association and Financial Executives International.

Mr. Giles’ experience in executive financial management, accounting and financial reporting, and corporate accounting and controls led to the conclusion of our Board of Directors that he should serve as a director of our company in light of our business and structure.

				August 2010

David R. Stevens, Ph.D.(1)(2)(3)	67	Director	Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens has worked in FDA regulated life science industries since 1978. He has been a board member of Cetya, Inc., since November, 2013. He is also a board member of Micro-Imaging Solutions, LLC, a private medical device company, and Ampio Pharmaceuticals, Inc., (NYSE: AMPE), a development stage biopharmaceutical company. He has served on the boards of several other public and private life science companies, including Poniard Pharmaceuticals, Inc. (2006-2012), Aqua Bounty Technologies, Inc. (2002-2012), and Smart Drug Systems, Inc. (1999-2006), and was an advisor to Bay City Capital from 1999-2006. Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in Comparative Pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.	June 2011

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Gregory A. Gould	50	Chief Financial Officer, Treasurer and Secretary	Mr. Gould has been employed by us since June 2014. Mr. Gould was also the Chief Financial Officer, Treasurer and Secretary of Luoxis Diagnostics, Inc. and Vyrix Pharmaceuticals, Inc. until April 2015 and then has been the Chief Financial Officer, Treasurer and Secretary of Aytu BioScience, Inc. since April 2015. Prior to joining us, he provided financial and operational consulting services to the biotech industry through his consulting company, Gould LLC from April 2012 until June 2014. Mr. Gould was Chief Financial Officer, Treasurer and Secretary of SeraCare Life Sciences, Inc. from November 2006 until the company was sold to Linden Capital Partners in April 2012. During the period from July 2011 until April 2012 Mr. Gould also served as the Interim President and Chief Executive Officer of SeraCare Life Sciences. Mr. Gould has held several other executive positions at publicly traded life sciences companies including the Chief Financial Officer role at Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. During Mr. Gould’s tenure at Atrix he was instrumental in the negotiation and sale of the company to QLT, Inc. for over $855 million. He also played a critical role in the management of several licensing agreements including the global licensing agreement with Sanofi-Synthelabo of the Eligard® products. Mr. Gould was the Chief Financial Officer at Colorado MedTech, Inc., a publicly traded medical device design and manufacturing company where he negotiated the transaction to sell the company to KRG Capital Partners. Mr. Gould began his career as an auditor with Arthur Andersen, LLP. He currently serves on the board of directors of CytoDyn, Inc., a publicly traded drug development company pursuing ant-viral agents for the treatment of HIV. Mr. Gould graduated from the University of Colorado with a BS in Business Administration and is a Certified Public Accountant.

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our chief scientific officer and a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of our Common Stock to file certain reports, Forms 3, 4 and 5, with the SEC with respect to ownership and changes in ownership of our Common Stock. To our knowledge, no shareholder beneficially owns more than 10% of our Common Stock. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe during the period from January 1, 2016 to December 31, 2016, all filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

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

Meetings

During the year ended December 31, 2016, there were held (i) six meetings of the Board of Directors, (ii) four meetings of the Audit Committee, (iii) eleven meetings of the Compensation Committee, and (iv) one meeting of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

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

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the chief executive officer and chairman of the board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in the way that it believes best to provide appropriate leadership for us at that time. Our current chairman, Michael Macaluso, was appointed our chief executive officer effective January 2012. Mr. Macaluso has served as a member of our Board since March 2010, and had been a member of the Board of Directors of Life Sciences from December 2009.

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
54

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

Our Compensation Committee and our Board of Directors have not yet established a succession plan for our chief executive officer. Mr. Macaluso is in excellent health and is performing to the satisfaction of the BOD and so the Nominating and Governance Committee does not believe there is a pressing need to have developed a succession plan for the CEO position.

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

Non-Employee Director Compensation

Our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, as the case may be for the fiscal year ended December 31, 2016:

	Committee or Committees	Cash Compensation	Common Stock
Board Annual Retainer:
Chairman		$20,000
Each non-employee director		$10,000
Board Meeting Fees:
Each meeting attended in-person		$1,500
Each meeting attended telephonically or via web		$1,000
Committee Annual Retainer:
Chairman of each committee	Audit; Compensation; Nominating and Governance	$20,000
Each non-chair member	Audit	$12,000
Each non-chair member	Compensation; Nominating and Governance	$10,000
Committee Chairman Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$2,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	$1,500
Committee Member Meeting Fees:
Each meeting attended in-person	Audit; Compensation; Nominating and Governance	$1,500
Each meeting attended telephonically or via web	Audit; Compensation; Nominating and Governance	$1,000
Annual Stock Award:			$20,000

The Non-Employee Director Compensation for fiscal 2016 also included that each Director be granted options to purchase 30,000 shares of our common stock on the date of our annual shareholder meeting of stockholders, vesting monthly over the succeeding twelve months. The 2016 annual meeting occurred on January 7, 2017.

Director Compensation for 2016

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2016. Our employee directors do not receive additional compensation for their services as a member of our Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1)	Stock Awards (2)	All Other Compensation	Total

Philip H. Coelho	$89,000	$-	$20,000	$-	$109,000

Richard B. Giles	$80,000	$-	$20,000	$-	$100,000

David Stevens, PhD	$66,000	$-	$20,000	$-	$86,000

(1)	At December 31, 2016, Messrs. Coelho, Giles and Dr. Stevens held options to acquire 595,554, 680,000 and 255,000 shares of common stock, respectively. On January 7, 2017, the date of our annual meeting, each of the directors received 30,000 options with an exercise price of $0.95 that vest over 12 months and have a ten year term.
(2)	Annual stock award. In January 2016, each of Messrs. Coelho, Giles and Dr. Stevens was awarded 6,042 shares of common stock pursuant to the 2010 Plan, at a price of $3.31 per share equivalent to $20,000, which was the closing price of our common stock on the date of grant (January 4, 2016).

Item 11.	Executive Compensation

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

Compensation Philosophy and Objectives. Our executive compensation program is designed to retain our executive officers and to motivate them to increase stockholder value on both an annual and longer term basis. These objectives are to be accomplished primarily by positioning us to maximize our product development efforts and to transform, over time, those efforts into collaboration, revenues and income. To that end, compensation packages include significant incentive forms of stock-based compensation to ensure that each executive officer’s interest is aligned with the interests of our stockholders.

Named Executive Officers

For our most recently completed fiscal year (the year ended December 31, 2016), our Named Executive Officers were: (i) Michael Macaluso, our Chief Executive Officer, who has served as our Chief Executive Officer since January 2012, (ii) Gregory A. Gould, our Chief Financial Officer, who has served as our Chief Financial Officer, Secretary and Treasurer since June 2014, (iii) David Bar-Or, M.D., our current Chief Scientific Officer, who has served as our Chief Scientific Officer since March 2010, (iv) Vaughan Clift, our former Chief Regulatory Affairs Officer, who served as our Chief Regulatory Affairs Officer from March 2010 until July 2016, and (v) Joshua Disbrow, our former Chief Operating Officer, who served as our Chief Operating Officer from December 2012 until April 2015 and was Aytu’s Chief Executive Officer from April 2015 until the distribution of the Aytu shares to our shareholders on January 4, 2016, when Aytu was no longer a subsidiary of Ampio. Josh Disbrow remains the Chief Executive Officer of Aytu but since it is no longer a subsidiary of Ampio, he is no longer an executive of Ampio. We had no other executive officers serving during the year ended December 31, 2016.

Executive Compensation Components

Our compensation program for our Named Executive Officers consists of three components: (i) a base salary, (ii) discretionary bonuses based on performance, and (iii) equity compensation. Each of these components is reflected in the Summary Compensation Table below.

Salaries. The initial cash salaries paid to Messrs. Macaluso, Gould, and Dr. Bar-Or were established at the time they became officers. Each of these persons has an employment agreement with us, a copy of which is an exhibit to, or incorporated by reference herein. Since the respective dates of their becoming Named Executive Officers, any increases in the salaries of our Named Executive Officers have been made at the discretion of the Compensation Committee. Mr. Macaluso and Dr. Bar-Or receive no additional compensation for serving on our Board of Directors.

Cash Incentive Compensation. Cash incentive or bonus compensation is discretionary under our employment agreements with Dr. Bar-Or and Messrs. Macaluso and Gould. However, each employment agreement contains performance objectives tailored to the individual officer’s duties, and our performance. All cash incentive compensation grants are intended to be paid in accordance with Section 162(m) of the Code. For 2016, we awarded a cash bonus to Mr. Macaluso, Dr. Bar-Or and Mr. Gould of $5,000 each which were awarded on a discretionary basis by the Compensation Committee.

Equity Compensation. In 2016, we granted stock options to certain of our officers, directors and consultants for their services, all of which were granted pursuant to written agreements under the 2010 Plan. Included in such stock options were 150,000 options granted to Mr. Gould. All future grants are expected to be made under the 2010 Plan. The vesting period for option grants vary.

Perquisites. We offer health benefits and a 401k employee benefit plan for all of our employees. None of our Named Executive Officers receives any further perquisites.

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

Role of Compensation Consultants in Executive Compensation Decisions. The Compensation Committee has the authority to retain the services of third-party executive compensation specialists in connection with the establishment of our compensation policies. The Compensation Committee did not use a compensation consultant in connection with setting 2016 executive compensation, and relied upon the professional and market experience of the Committee members in determining 2016 executive compensation. The Compensation Committee may engage a compensation consultant in the future if it deems such services to be appropriate and cost-justified.

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

Submitted by the Compensation Committee of the Board of Directors

Philip H. Coelho
Richard B. Giles David R. Stevens, Ph.D.

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2016, 2015 and 2014, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position	Year	Salary ($)		Bonus($)		Stock Award ($)	Option Award ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)		(g)	(h)	(i)		(j)

Current Named Exective Officers

Michael Macaluso
Chief Executive Officer	2016	300,000		5,000		-	-		-	-	-		305,000
effective January 2012	2015	300,000		5,000		-	-		-	-	108,433	(2) (3)	413,433
	2014	300,000		155,000		-	1,095,433		-	-	-		1,550,433

David Bar-Or, M.D.
Chief Scientic Officer and	2016	300,000		5,000		-	-		-	-	-		305,000
Former Chairman	2015	300,000		5,000		-	-		-	-	224,617	(2) (3)	529,617
	2014	300,000		5,000		-	1,538,943		-	-	-		1,843,943

Gregory A. Gould
Chief Financial Officer	2016	250,000	(7)	5,000		-	128,162		-	-	-		383,162
since June 2014	2015	250,000		98,750	(6)	-	212,162		-	-	232,801	(3)	793,713
	2014	138,450	(4)	5,000		-	1,435,243		-	-	21,620	(5)	1,600,313

Vaughan Clift, M.D.
Chief Regulatory Affairs	2016	145,833		-		-	12,411		-	-	161,897		320,141
Officer	2015	250,000		5,000		-	-		-	-	-		255,000
	2014	250,000		5,000		-	872,067		-	-	-		1,127,067

Mark D. McGregor
Chief Financial Officer	2016	-		-		-	20,750	(6)	-	-	-		20,750
since April 2011	2015	-		-		-	125,901	(6)	-	-	-		125,901
	2014	103,125	(9)	29,000		-	-		-	-	75,000	(10)	207,125

Joshua R. Disbrow
Former Chief Operating Officer	2016	-	(15)	-		-	-		-	-	-		-
and Chief Executive Officer	2015	255,587	(13)	122,500	(14)	-	691,948	(11)	-	-	558,722	(3)	1,628,757
of Aytu BioScience, Inc.	2014	245,000		180,000	(12)	-	-		-	-	-		425,000

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Financial Statements – Note 9 – Equity Instruments.”

(2)	Compensation includes a cash payment per option share equal to the difference between the consideration payable per share of common stock pursuant to the Luoxis Rosewind Merger and the exercise price of the option (total payment was $27,000) and the fair value of Aytu options granted in November 2015 when Aytu was a subsidiary of Ampio.
(3)	Compensation includes the fair value of Aytu options granted in November 2015.
(4)	Mr. Gould was appointed Chief Financial Officer effective June 2014.
(5)	Compensation related to Mr. Gould’s expense to move his family to Colorado.
(6)	Mr. Gould received $25,000 of this bonus which related to his performance for Aytu.
(7)	Per an agreement between Ampio and Aytu, Aytu paid 50%, $125,000 of Mr. Gould’s base salary back to Ampio for his services rendered as Aytu’s chief financial officer during 2016.
(8)	Mr. McGregor’s options were modified in May 2015 and July 2016 which extended the expiration date an additional year to August 15, 2016.
(9)	Mr. McGregor resigned as Chief Financial Officer effective June 2014.

(10)	Mr. McGregor’s retirement severance and modified options which accelerated the vesting of 96,181 options and extended the exercise period from 90 days after termination to August 15, 2015 for 275,000 options. All of the $130,000 of expense related to this modification was recognized in 2014.
(11)	Mr. Disbrow’s options were modified in April 2015 which accelerated the vesting and extended the exercise period from ninety days after termination to April 15, 2020.
(12)	In 2014, Mr. Disbrow received a bonus of $175,000 related to his superior performance as Chief Executive Officer of Luoxis.

(13)	Mr. Disbrow resigned as Chief Operating Officer effective April 2015 and took the position of Chief Executive Officer at Aytu which was a subsidiary of Ampio until January 4, 2016.
(14)	Mr. Disbrow received a bonus of $122,500 related to his superior performance as Chief Executive Officer of Aytu.
(15)	Mr. Disbrow received no compensation from Ampio in fiscal 2016 as Aytu was divested on January 4, 2016 and since that date is no longer considered a subsidiary of Ampio.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Grants of Plan-Based Awards - Ampio

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers as of December 31, 2016:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards

Current Named Exective Officers
Gould, Gregory	7/15/2016	150,000	$1.03	$128,162

In July 2016, Mr. Gould was granted options to purchase 150,000 shares of common stock. These options have an exercise price of $1.03 per share which was the closing price of our common stock on the date of grant, July 15, 2016. These options vest 33% on grant date and the remaining annually over two years beginning on the date of grant.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2016:

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Current Named Exective Officers

Michael Macaluso	(1)	266,666	133,334	-	3.46	12/20/2024	-	-	-	-
Michael Macaluso		250,000	-	-	2.76	5/7/2022	-	-	-	-
Michael Macaluso		220,000	-	-	1.03	8/12/2020	-	-	-	-
Michael Macaluso		180,000	-	-	1.70	8/27/2020	-	-	-	-
David Bar-Or, M.D.		300,000	-	-	6.48	8/11/2024	-	-	-	-
David Bar-Or, M.D.		300,000	-	-	6.15	7/15/2023	-	-	-	-
David Bar-Or, M.D.		200,000	-	-	2.76	5/7/2022	-	-	-	-
David Bar-Or, M.D.		400,000	-	-	1.03	8/12/2020	-	-	-	-
Gregory A. Gould		300,000	-	-	7.14	7/30/2024	-	-	-	-
Gregory A. Gould	(2)	66,666	33,334	-	2.60	6/10/2025	-	-	-	-
Gregory A. Gould	(3)	50,000	100,000	-	1.03	7/15/2026	-	-	-	-

(1)	Unexercisable options vest annually and become fully vested January 1, 2017.
(2)	Unexercisable options vest annually and become fully vested July 30, 2017.
(3)	Unexercisable options vest annually and become fully vested July 15, 2018.

Employment Agreements

We entered into an employment agreement with Mr. Michael Macaluso, our Chief Executive Officer, effective January 9, 2012 which provided for an annual salary of $195,000, with an initial term ending January 9 2015. On October 1, 2013, we increased Mr. Macaluso’s annual salary from $195,000 to $300,000. On December 20, 2014, we extended the Employment Agreement of Mr. Macaluso for three additional years, expiring January 9, 2017. On March 9, 2017, we extended his employment agreement for another three years until January 9, 2020. In connection with his 2014 Amendment, Mr. Macaluso was awarded 400,000 options to purchase our common stock at an exercise price of $3.46 vesting annually over three years beginning on January 1, 2015.

In August 2010, we entered into employment agreements with Dr. David Bar-Or, our Chief Scientific Officer, and Dr. Vaughan Clift, our Chief Regulatory Affairs Officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011. The terms of the employment agreements with Dr. Bar-Or and Dr. Clift are substantially identical except as noted below. Each agreement had an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or and $250,000 for Dr. Clift. On July 15, 2013, we extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2014. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. On August 11, 2014, we extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2015. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at an exercise price of $6.48 with 50% vesting upon grant and 50% after one year. On August 3 and July 31, 2015, we extended the Employment Agreements of Dr. Bar-Or and Dr. Clift, respectively, for one additional year, expiring July 31, 2016. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at exercise prices of $2.60 and $2.68, respectively, with such options vesting on the date that we meet all endpoints in connection with the Ampion clinical trial as determined in the sole discretion of our Compensation Committee. We did not meet the primary end point on the Ampion trial so the options granted to Dr. Bar-Or and Dr. Clift in July 2015 expired unvested on June 30, 2016.

On August 1, 2016, we extended the Employment Agreement of Dr. Bar-Or for one additional year, expiring July 31, 2017.

On March 2, 2016, we entered into an agreement with Vaughan Clift, M.D., our former Chief Regulatory Affairs Officer. Pursuant to the Agreement, Dr. Clift served out the term of his employment agreement, which expired on July 31, 2016.

We entered into an employment agreement with Mr. Gregory Gould, our Chief Financial Officer, on June 10, 2014, which provided for an annual salary of $250,000, which was to be reviewed annually with an initial term ending June 10, 2017. In connection with this employment agreement, Mr. Gould was awarded 300,000 options to purchase common stock at an exercise price of $7.14 vesting annually over two years beginning on June 10, 2014.

We entered into an employment agreement with Mr. Joshua Disbrow, our former Chief Operating Officer, effective December 15, 2012. This agreement had an initial term ending December 15, 2015 and provided for an annual salary of $210,000. Mr. Disbrow also received an annual salary of $35,000 from Luoxis effective June 16, 2013. He terminated his position at Ampio Pharmaceuticals, Inc. in April 2015 and became the Chief Executive Officer of Aytu BioScience, Inc. Aytu entered into an employment agreement with Joshua Disbrow in connection with his employment as Aytu’s Chief Executive Officer. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by Aytu with or without Cause or as a result of officer’s disability, or by Mr. Disbrow with or without Good Reason (as discussed below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary and 50,000 stock options with 50% vesting upon grant and the remainder vesting on the following two anniversaries of the grant date. Mr. Disbrow is also eligible to participate in the benefit plans maintained by Aytu from time to time, subject to the terms and conditions of such plans. On January 4, 2016 we distributed a majority of our Aytu shares to our shareholders at which time Aytu was no longer considered a subsidiary of Ampio. Due to this transaction, Mr. Disbrow’s employment with Ampio was terminated.

Mr. Disbrow was granted 400,000 stock options which upon his departure from Ampio, we modified by accelerating vesting of 27,790 options and extending the exercise period from 90 days after termination to April 15, 2020 for 400,000 options. All of the $692,000 expense related to this modification was recognized in the period ended June 30, 2015.

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board of Directors based on individual achievement and Company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining successful clinical trial results, (ii) preparation and compliance with a fiscal budget, (iii) the launch of clinical trials for additional products approved by the Board of Directors, (iv) the sale of intellectual property not selected for clinical trials by us at prices, and times, approved by the Board of Directors and (v) making significant scientific discoveries acceptable to the Board of Directors. The targeted amount of Mr. Macaluso, Dr. Bar-Or and Mr. Gould annual bonus is 50% of the applicable base salary, although the actual bonus may be higher or lower.

Potential Payments upon Termination or Change in Control

If the employment of Dr. Bar-Or or Mr. Gould is terminated at our election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or if an officer terminates his employment for good reason, the officer in question shall be entitled to receive a lump sum severance payment equal to two times his base salary and of the continued payment of premiums for continuation of the officer’s health and welfare benefits pursuant to COBRA or otherwise, for a period of two years from the date of termination, subject to earlier discontinuation if the officer is eligible for comparable coverage from a subsequent employer. Mr. Macaluso is not entitled to any such termination payments pursuant to the terms of his employment agreement. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

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

In the event of a Change of Control, all outstanding stock options, restricted stock and other stock-based grants held by Mr. Macaluso, Dr. Bar-Or and Mr. Gould become fully vested and exercisable, and all such stock options remain exercisable from the date of the Change in Control until the expiration of the term of such stock options.

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

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Code. The following table provides estimates of the potential severance and other post-termination benefits that each of Mr. Macaluso, Dr. Bar-Or, and Mr. Gould would have been entitled to receive assuming their respective employment was terminated as of December 31, 2016 for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without good reason;	Without Cause; Good reason	Death; Disability	Change in Control

Michael Macaluso
Stock Options (2)	$-	$-	$-	$-
Total	$-	$-	$-	$-

David Bar-Or, M.D.
Salary	$-	$600,000	$-	$-
Stock Options (2)	-	-	-	-
Value of health benefits provided after termination (1)	-	27,246	-	-
Total	$-	$627,246	$-	$-

Gregory Gould
Salary	$-	$500,000	$-	$-
Stock Options (2)	-	-	-	-
Value of health benefits provided after termination (1)	-	35,718	-	-
Total	$-	$535,718	$-	$-

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of two years.
(2)	Amounts represent the intrinsic value (that is, the value based upon our stock price on December 31, 2016 of $0.90 per share), minus the exercise price of the equity awards that would have become exercisable as of December 31, 2016. The unvested options of these officers have an exercise value higher than the stock price on December 31, 2016 of $0.90 per share, therefore there is no intrinsic value.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2016 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2016. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2016 are included for that person or group but not the stock options, debentures, or warrants of any other person or group.

Ownership is based on 57,179,686 shares of common stock outstanding at December 31, 2016. In addition to, 4,197,220 options and 5,000,000 warrants that are exercisable with 60 days of at December 31, 2016. Therefore, the applicable percentage ownership is based on 66,376,906 shares of common stock outstanding at December 31, 2016 and options and warrants that are exercisable within 60 days of at December 31, 2016.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

CVI Investments Inc. (1)	10,000,000	15.1%
Knoll Capital Management (2)	3,388,322	5.1%
Michael Macaluso (3)	2,836,752	4.3%
David Bar-Or (4)	1,200,000	1.8%
Richard B. Giles (5)	927,522	1.4%
Philip H. Coelho (6)	620,455	0.9%
Gregory A. Gould (7)	416,666	0.6%
David R. Stevens (8)	269,963	0.4%

All executive officers and directors (six people)	6,271,358	9.4%

(1)	Based solely on a Schedule 13G filed on August 29, 2016 by CVI Investments, Inc. reporting beneficial ownership as of August 29, 2016.
(2)	Based solely on a Schedule 13G filed on February 16, 2016 by Knoll Capital Management, LP reporting beneficial ownership as of February 16, 2016.
(3)	Includes an aggregate of 1,050,000 shares of common stock issuable to Mr. Macaluso by virtue of (i) exercise of currently exercisable stock options, (ii) exercise of warrants, and (iii) his service as a non-management director and currently as an officer.
(4)	Includes 1,200,000 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 982,783 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.

(5)	Includes 680,000 shares of common stock issuable to Mr. Giles by virtue of (i) exercise of currently exercisable stock options, and (ii) exercise of warrants.
(6)	Includes 595,554 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.
(7)	Includes 416,666 shares of common stock issuable to Mr. Gould on exercise of currently exercisable stock options.
(8)	Includes 255,000 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11 “Executive Compensation”, we have been a party to the following transactions since January 2013 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

We entered into a sponsored research agreement with TRLLC, an entity controlled by our director and Chief Scientific Officer, Dr. Bar-Or, on September 1, 2009, which has been amended five times with the last amendment occurring in March of 2014. Under the amended terms of the research agreement, we will provide personnel with an equivalent value of at least $325,000 per year. With the most recent amendment, we also agreed to pay a sum of $725,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet. In return, TRLLC will assign any intellectual property rights it develops on our behalf under the research agreement and undertake additional activities to support our commercial activities and business plan. This agreement is set to expire on March 31, 2019 and cannot be terminated prior to March 31, 2017.

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below. If advance approval is not feasible then the related party transaction will be considered at the Audit Committee’s next regularly scheduled meeting. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Board of Directors has delegated to the chair of our Audit Committee the authority to pre-approve or ratify any request for us to enter into a transaction with a related party, in which the amount involved is less than $120,000 and where the chair is not the related party. Our Audit Committee will also review certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will not exceed $120,000 including, employment of executive officers, director compensation, certain transactions with other organizations, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions and certain banking-related services.

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

In 2015, our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that at the time none of Messrs. Coelho and Giles and Dr. Stevens, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE MKT. Our Board of Directors also determined that Messrs. Giles, Coelho and Stevens, who comprise our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NYSE MKT rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Board of Directors also has determined that Mr. Giles qualifies as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP has served as our independent auditors since March 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ended December 31, 2016.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP for the audit of our annual financial statements for the respective periods.

	Year Ended December 31,
	2016	2015	2014
Audit fees (1)	$130,000	$179,000	$161,000
Audit-related fees (2)	13,000	10,000	142,000
Tax fees (3)	39,000	67,000	19,000
Total fees	$182,000	$256,000	$322,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2016, 2015 and 2014 are comprised of fees related to registration statements and consultation fees.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2016 and 2015

•	Statements of Operations for the years ended December 31, 2016, 2015 and 2014

•	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016, 2015 and 2014

•	Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)
2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)
2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)
2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)
2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)
3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)
3.2	Certificate of Amendment to Certificate of Incorporation(4)
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)
3.4	Bylaws of the Registrant, as currently in effect (4)
4.1	Specimen Common Stock Certificate of the Registrant (11)
4.2	Form of Unsecured Senior Convertible Debenture (5)
4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)
4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)
4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)
4.6	Form of Underwriter Warrant (19)
4.7	Form of Warrant to Purchase Common Stock (40)
4.8	Form of Warrant to Purchase Common Stock (40)
10.1	Form of Director and Executive Officer Indemnification Agreement (7)
10.2	2010 Stock Incentive Plan and forms of option agreements (7)**
10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**
10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**
10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

Exhibit number	Exhibit title
10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**
10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**
10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**
10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)
10.8	Sponsored Research Agreement dated September 1, 2009 (7)***
10.9	Exclusive License Agreement, dated July 11, 2005(7)***
10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***
10.11	Exclusive License Agreement, dated February 17, 2009 (7)***
10.12	Extension Agreement for Notes Payable dated May 13, 2010 (9)
10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)
10.14	Extension Agreement for Notes Payable effective January 31, 2011(12)
10.15	Extension Agreement for Notes Payable effective January 31, 2011 (12)
10.16	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)
10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)
10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)
10.19	Promissory Note, dated June 23, 2010 (10)
10.20	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)
10.21	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)
10.22	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)
10.23	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011 (23)***
10.24	Employment Agreement, effective January 9, 2012, by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso (20)**
10.25	Employment Agreement, effective December 15, 2012, by and between Ampio Pharmaceuticals, Inc. and Joshua R. Disbrow (21)**
10.26	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***
10.27	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***
10.28	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 15, 2013 (24)**
10.29	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 15, 2013 (24)**

Exhibit number	Exhibit title
10.30	Securities Purchase Agreement by and among Ampio Pharmaceuticals, Inc. and the Purchasers (as defined therein), dated September 25, 2013 (25)
10.31	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 4, 2013 (26)**
10.32	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013 (27)
10.33	Amendment of 2010 Stock and Incentive Plan (28)**
10.34	Human Serum Albumin Ingredient Purchase and Sale Agreement by and between Ampio Pharmaceuticals, Inc. and Supplier, dated October 10, 2013 (29)***
10.35	Employment Agreement between Ampio Pharmaceuticals, Inc. and Gregory A. Gould, executed June 4, 2014 and effective June 10, 2014 (30)**
10.36	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated August 11, 2014 (31)**
10.37	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated August 11, 2014 (32)**
10.38	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated December 20, 2014 (33)**
10.39	Voting Agreement between Rosewind Corporation and Ampio Pharmaceuticals, Inc., dated April 21, 2015 (34)
10.40	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated August 3, 2015 (35)**
10.41	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 31, 2015 (35)**
10.42	Amendment to Human Serum Albumin Ingredient Purchase and Sale Agreement among Ampio Pharmaceuticals, Inc., Octapharma USA, Inc. and Nova Biologics, Inc., effective as of October 8, 2015 (36)
10.43	Controlled Equity OfferingTM Sales Agreement, dated February 10, 2016, by and between the Ampio Pharmaceuticals, Inc. and Cantor Fitzgerald Co. (37)
10.44	Agreement, dated March 2, 2016, by and between the Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (38)
10.45	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 28, 2016 (39)
10.46	Purchase Agreement between Ampio Pharmaceuticals, Inc. and the investor named therein, dated August 29, 2016 (40)
10.47	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated March 9, 2017 (41)
16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)
21.1	List of subsidiaries of the Registrant (18)
23.1*	Consent of EKS&H LLLP
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 8-K filed January 7, 2011.

(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
(19)	Incorporated by reference from Registrant’s Form 8-K filed July 13, 2012.
(20)	Incorporated by reference from Registrant’s Form 8-K filed September 13, 2012.
(21)	Incorporated by reference from Registrant’s Form 8-K filed December 20, 2012.
(22)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(24)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2013.
(25)	Incorporated by reference from Registrant’s Form 8-K filed September 26, 2013.
(26)	Incorporated by reference from Registrant’s Form 8-K filed October 4, 2013.
(27)	Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013.
(28)	Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013.
(29)	Incorporated by reference from Registrant’s Form 10-K/A filed May 23, 2014.
(30)	Incorporated by reference from Registrant’s Form 8-K filed June 10, 2014.
(31)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(32)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(33)	Incorporated by reference from Registrant’s Form 8-K filed December 29, 2014.
(34)	Incorporated by reference from Registrant’s Form 8-K filed April 22, 2015.
(35)	Incorporated by reference from Registrant’s Form 8-K filed August 6, 2015.
(36)	Incorporated by reference from Registrant’s Form 8-K filed October 20, 2015.
(37)	Incorporated by reference from Registrant’s Form 8-K filed on February 10, 2016.
(38)	Incorporated by reference from Registrant’s Form 8-K filed on March 7, 2016.
(39)	Incorporated by reference from Registrant’s Form 10-Q filed August 2, 2016.
(40)	Incorporated by reference from Registrant’s Form 8-K filed on August 29, 2016.
(41)	Incorporated by reference from Registrant’s Form 8-K filed on March 13, 2017.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.

Item 16.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: March 16, 2017	By:	/s/ Michael Macaluso
Michael Macaluso Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 16, 2017.

Signature	Title

/s/ Michael Macaluso	Chairman of the Board and Chief Executive Officer
Michael Macaluso

/s/ Gregory A. Gould	Chief Financial Officer (Principal Financial and
Gregory A. Gould	Accounting Officer), Secretary and Treasurer

/s/ David Bar-Or	Director
David Bar-Or

/s/ Philip H. Coelho	Director
Philip H. Coelho

/s/ Richard B. Giles	Director
Richard B. Giles

/s/ David R. Stevens	Director
David R. Stevens

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ampio Pharmaceuticals, Inc.

Englewood, Colorado

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements; for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

To the Board of Directors and Stockholders

Ampio Pharmaceuticals, Inc.

Page Two

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ampio Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and planned and required expenditures exceed current funding, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Also in our opinion, Ampio Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ EKS&H LLLP

March  16, 2017

Denver, Colorado

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets
Cash and cash equivalents	$4,894,834	$15,998,392
Trading security Aytu BioScience, Inc. (Note 4)	122,641	-
Receivable from Aytu BioScience, Inc.	-	38,451
Prepaid expenses and other	240,890	321,574
Prepaid research and development - related party (Note 10)	143,802	143,802
Current assets of discontinued operations (Note 4)	-	12,726,203
Total current assets	5,402,167	29,228,422

Fixed assets, net (Note 2)	7,980,011	9,187,620
Long-term portion of prepaid research and development - related party (Note 10)	179,752	323,553
Deposits	33,856	33,856
Other assets of discontinued operations, net (Note 4)	-	11,645,142

Total assets	$13,595,786	$50,418,593

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$709,294	$1,804,369
Accrued compensation	1,365,693	885,517
Deferred rent	59,579	59,579
Current liabilities of discontinued operations (Note 4)	-	2,765,648
Total current liabilities	2,134,566	5,515,113

Long-term deferred rent	588,303	629,568
Warrant derivative liability	4,238,606	-
Other liabilities of discontinued operations, net (Note 4)	-	6,346,924
Total liabilities	6,961,475	12,491,605

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 10,000,000
shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000
shares authorized; shares issued and outstanding -
57,179,686 in 2016 and 51,998,306 in 2015	5,718	5,200
Additional paid-in capital	159,732,194	170,999,410
Advances to stockholders	(25,160)	(90,640)
Accumulated deficit	(153,078,441)	(133,914,812)
Total Ampio stockholders' equity	6,634,311	36,999,158

Non-controlling interests of discontinued operations	-	927,830
Total stockholders' equity	6,634,311	37,926,988

Total liabilities and stockholders' equity	$13,595,786	$50,418,593

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Statements of Operations

	Years Ended December 31,
	2016	2015	2014
Operating expenses
Research and development	$10,402,485	$14,967,884	$22,376,736
Research and development - related party (Note 10)	143,802	143,802	113,842
General and administrative	6,536,067	9,055,885	8,957,441
Total operating expenses	17,082,354	24,167,571	31,448,019

Other (expense) income
Interest income	23,479	11,489	22,046
Related party interest income (Note 10)	-	48,364	120,938
Derivative expense	(915,141)	-	-
Unrealized loss on trading security	(146,260)	-	-
Loss from equity investment in Aytu BioScience, Inc.	(1,043,353)	-	-
Total other (expense) income	(2,081,275)	59,853	142,984

Net loss from continuing operations	(19,163,629)	(24,107,718)	(31,305,035)
Loss from discontinued operations (Note 4)	-	(9,606,199)	(7,743,737)
Total net loss	(19,163,629)	(33,713,917)	(39,048,772)
Net loss applicable to non-controlling interests	-	1,703,675	923,357
Net loss net of non-controlling interest	$(19,163,629)	$(32,010,242)	$(38,125,415)

Basic and diluted Ampio net loss per common share
From continuing operations	$(0.36)	$(0.46)	$(0.62)
From discontinuing operations and non-controlling interest	-	(0.16)	(0.14)
Net loss per share applicable to Ampio	$(0.36)	$(0.62)	$(0.76)

Weighted average number of Ampio common shares outstanding	53,773,145	51,992,048	50,226,555

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Statements of Stockholders’ Equity

	Common Stock		Additional Paid in	Advances to	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Stockholders	Deficit	Interests	Equity

Balance - December 31, 2013	42,065,031	$4,207	$96,942,744 #	$(90,640)	$(63,779,155)	$137,714	$33,214,870

Issuance of common stock for services	4,209	-	30,000	-	-	-	30,000
Issuance of common stock, net
of offering costs of $4,999,777	9,775,000	978	63,424,244	-	-	-	63,425,222
Non-controlling interests on contributed assets	-	-	(125,896)	-	-	125,896	-
Options exercised, net	120,519	12	(15,480)	-	-	-	(15,468)
Warrants exercised, net	7,507	-	-	-	-	-	-
Stock-based compensation - continuing operations	-	-	7,176,865	-	-	-	7,176,865
Stock-based compensation - discontinuing operations			675,801				675,801
Net loss	-	-	-	-	(38,125,415)	(923,357)	(39,048,772)

Balance - December 31, 2014	51,972,266	5,197	168,108,278	(90,640)	(101,904,570)	(659,747)	65,458,518

Issuance of common stock for services	7,998	1	29,999	-	-	-	30,000
Options exercised, net	10,416	1	28,748	-	-	-	28,749
Warrants exercised, net	7,626	1	-	-	-	-	1
Warrant modification	-	-	422,177	-	-	-	422,177
Stock-based compensation - continuing operations	-	-	4,957,785	-	-	-	4,957,785
Stock-based compensation - discontinuing operations			791,165				791,165
Payments for equity-based transactions - discontinuing operations	-	-	(47,490)	-	-	-	(47,490)
Non-controlling interests on contributed assets	-	-	(3,291,252)	-	-	3,291,252	-
Net loss	-	-	-	-	(32,010,242)	(1,703,675)	(33,713,917)
			-
Balance - December 31, 2015	51,998,306	5,200	170,999,410	(90,640)	(133,914,812)	927,830	37,926,988

Issuance of common stock for services	18,126	2	59,998	-	-	-	60,000
Distribution to stockholders	-	-	(13,018,687)	-	-	-	(13,018,687)
Change in non-controlling interests						(927,830)	(927,830)
Issuance of common stock
net of offering costs of $426,535	5,000,000	500	(500)	-	-	-	-
Warrants issued in connection with Registered Direct Offering
to the placement agent	-	-	88,530	-	-	-	88,530
Issuance of common stock
net of offering costs of $102,530	163,254	16	50,767	-	-	-	50,783
Warrant modification	-		36,643	-	-	-	36,643
Stock-based compensation	-	-	1,516,033	-	-	-	1,516,033
Repayment of advance to shareholders				65,480			65,480
Net loss	-	-	-	-	(19,163,629)	-	(19,163,629)

Balance - December 31, 2016	57,179,686	$5,718	$159,732,194	$(25,160)	$(153,078,441)	$-	$6,634,311

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014

Cash flows from operating activities
Net loss attributable to the Company	$(19,163,629)	$(33,713,917)	$(39,048,772)
Loss from discontinued operations	-	9,606,199	7,743,737
Stock-based compensation	1,516,033	4,957,785	7,176,865
Warrant modification expense	36,643	422,177	-
Depreciation and amortization	1,214,453	824,827	340,770
Loss on disposal of fixed assets	-	-	28,685
Amortization of prepaid research and development - related party (Note 10)	143,802	143,802	113,842
Common stock issued for services	60,000	30,000	30,000
Derivative expense	915,141	-	-
Loss on equity investment in Aytu	1,043,353	-	-
Unrealized loss on trading security	146,260	-	-
Adjustments to reconcile net loss to net cash used in operating activities
Decrease in related party accounts receivable and payable	38,451	(38,450)	205,642
Decrease in prepaid expenses and other	80,684	298,350	(537,938)
Increase in prepaid research and development - related party (Note 10)	-	-	(725,000)
(Decrease) increase in accounts payable and accrued expenses	(1,095,074)	(1,143,831)	951,323
(Decrease) increase in deferred rent	(41,265)	(31,592)	720,739
Increase (decrease) in accrued compensation	480,176	744,099	(380,638)
Net cash used in operating activities - continuing operations	(14,624,972)	(17,900,551)	(23,380,745)
Net cash used in operating activities - discontinuing operations	-	(8,543,559)	(7,359,838)
Net cash used in operating activities	(14,624,972)	(26,444,110)	(30,740,583)

Cash flows used in investing activities
Purchase of fixed assets	(6,844)	(110,495)	(8,668,351)
Investment in Aytu	-	(16,300,000)	(5,400,000)
Related party interest	-	120,938	(120,938)
Proceeds from sale of fixed assets	-	-	2,385
Deposits	-	-	10,000
Net cash used in investing activities - continuing operations	(6,844)	(16,289,557)	(14,176,904)
Net cash used in investing activities -discontinuing operations	-	(1,786,989)	(1,998)
Net cash used in investing activities	(6,844)	(18,076,546)	(14,178,902)

Cash flows from financing activities
Proceeds from sale of common stock	3,750,000	-	68,394,051
Costs related to sale of common stock	(338,005)	-	(4,999,777)
Proceeds from sale of common stock related to sales under Controlled Equity Offering	153,313	-	-
Costs related to sale of common stock related to sales under Controlled Equity Offering	(102,530)	-	-
Repayment of advances to shareholders	65,480	-	-
Proceeds from option and warrant exercise	-	28,750	15,480
Net cash provided by financing activities - continuing operations	3,528,258	28,750	63,409,754
Net cash provided by financing activities - discontinuing operations	-	21,129,188	5,520,938
Net cash provided by financing activities	3,528,258	21,157,938	68,930,692
Net change in cash and cash equivalents	(11,103,558)	(23,362,718)	24,011,207

Cash and cash equivalents at beginning of period	15,998,392	50,320,656	26,309,449
Cash and cash equivalents at end of period	4,894,834	26,957,938	50,320,656
Less cash and cash equivalents of discontinued operations	-	10,959,546	160,905
Cash and cash equivalents of continuing operations	$4,894,834	$15,998,392	$50,159,751

Non-cash transactions:
Fixed asset purchases included in accounts payable	$-	$-	$377,953
Distribution to stockholders	$13,018,687	$-	$-
Warrant derivative liability - registered offering	$4,127,130	$-	$-
Warrants issued to placement agent in connection with registered offering	$88,530	$-	$-

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Financial Statements

Note 1 – Basis of Presentation

These financial statements represent Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) a Delaware corporation since March 2010. Ampio is a biopharmaceutical company focused primarily on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability.

Ampio’s activities have been primarily related to research and development and raising capital and have not generated revenue to date.

On January 4, 2016, Ampio completed the spin-off of Aytu BioScience, Inc. (“Aytu”) by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. Due to this transaction, the financial statements for Ampio and Aytu were deconsolidated in the beginning of 2016. Therefore, the financial statements will reflect the results of Aytu as discontinued operations in 2015 and 2014. As of December 31, 2016, Ampio’s ownership has been reduced to less than 1.0%. Ampio reclassified its remaining investment in Aytu to a trading security during fiscal 2016. See Note 4 for more details.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Ampio considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market fund investments. Ampio’s investment policy is to preserve principal and maintain liquidity. Ampio periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. Ampio has maintained balances in excess of federally insured limits.

Trading Securities

Trading securities are held at fair value based on quoted prices on the national exchanges as of the balance sheet date. The fluctuations in the value of the trading securities for unrealized gains and losses are recorded in the statement of operations in the period that they occur.

Fixed Assets

Fixed assets are recorded at cost and once placed in service, are depreciated using the straight-line method over estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated	December 31,
	Useful Lives in Years	2016	2015
Manufacturing facility/clean room	8	$2,734,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 - 10	557,000	557,000
Lab equipment	5 -10	1,026,000	1,019,000
Less accumulated depreciation and accretion		(2,412,000)	(1,197,000)
Fixed assets, net		$7,980,000	$9,188,000

The Company recorded the following depreciation expense in the respective years:

	Years Ended December 31,
	2016	2015	2014

Depreciation Expense	$1,214,000	$825,000	$341,000

Accrued Compensation

The accrued compensation consists of earned paid time off (PTO) and the 2016 and 2015 employee bonus accrual. As of the filing date of this report, a majority of the bonus had not been paid. Bonuses for the executive level officers are contingent upon the Company filing the Ampion BLA with the FDA and raising additional capital to meeting the Company’s operating needs as well as final Compensation Committee evaluation of the executive’s performance. The bonus accrual for the executives is based on their work and achievement and the Company’s performance during fiscal 2016 and 2015 which will be accumulated into the final achievement when or if the BLA is filed in fiscal 2017.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, stock-based compensation, useful lives of fixed assets, impairment of fixed assets, bonus accrual, valuation allowance and going concern. Actual results could differ from these estimates.

Derivatives

In connection with our 2016 registered direct offering, the Company issued to an investor warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 with a term of five years. These warrants due to certain derivative features are accounted for under liability accounting and are recorded at fair value at each reporting period using the Monte Carlo model.

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

Net Loss per Common Share

Basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Ampio. Basic and diluted loss per share was the same in 2016, 2015 and 2014. Although there were common stock equivalents of 12,824,408, 7,814,908 and 7,084,577 shares outstanding at December 31, 2016, 2015 and 2014, respectively, consisting of stock options and warrants, that were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the vesting period using the graded method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods as follows:

	Years Ended December 31,
	2016	2015	2014

Research and development costs	$10,546,000	$15,112,000	$22,491,000

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, receivable from Aytu, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short maturity of these instruments. The fair value of trading securities is based on quoted market prices, if available, or estimated discounted future cash flows. Warrants were recorded at estimated fair value based on a Monte Carlo warrant pricing model. The accounting for financial instruments and the derivatives is discussed more fully in Note 5 – Fair Value Considerations.

Impairment of Long-Lived Assets

Ampio routinely performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2016 and 2015, no impairment existed for long-lived assets.

Adoption of Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. During the quarter ended September 30, 2016, the Company early adopted this standard with no impact on the year ended December 31, 2016 cash flow categorization.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company plans to elect to recognize forfeitures as they occur rather than estimating forfeiture rate on option grant date. The impact of this change is believed to be immaterial.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of this standard on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition Measurement of Financial Assets and Financial Liabilities,” which requires that all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19.2 million and net cash used in operations of $14.6 million for the year ended December 31, 2016, and cash of $4.9 million, stockholders’ equity of $6.6 million and an accumulated deficit of $153.1 million at December 31, 2016.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year from this report issuance date. The ability of the Company to continue its operations is dependent on management's plans, which include continuing to raise equity-based and or debt financing. There is no assurance that the Company will be successful in accomplishing this objective.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Trading Security Aytu BioScience, Inc.

On January 4, 2016, Ampio completed the spin-off of Aytu by distributing a majority of its’ shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. Due to this transaction, the financial statements of Aytu were deconsolidated in the beginning of 2016. Therefore, the financial statements reflect the results of Aytu’s operations as discontinued operations in 2015 and 2014. As of March 31 and June 30, 2016, Ampio had significant influence over Aytu subsequent to the spin-off due to the fact that Ampio’s Chief Executive Officer was one of three and one of four Aytu Board members, respectively.

In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. In the beginning of July 2016, Aytu added a fifth Board member. At that time, the Company determined that Ampio’s influence was no longer significant over Aytu’s Board of Directors. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. The Aytu security is recorded at fair value on the balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations. As of December 31, 2016, Ampio’s ownership in Aytu’s outstanding shares was less than 1.0%.

Note 5 – Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, trading security in Aytu Bioscience, Inc., accounts payable and accrued expenses, and warrant derivative liability. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016 and 2015, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2016
ASSETS
Trading security Aytu (Note 4)	$123,000	$-	$-	$123,000

LIABILITIES
Warrant derivative liability	$-	$-	$4,239,000	$4,239,000

December 31, 2015
ASSETS
Trading security Aytu (Note 4)	$-	$-	$-	$-

LIABILITIES
Warrant derivative liability	$-	$-	$-	$-

The estimated fair value of the Company’s investment, the trading security in Aytu is recorded at fair value which represents Ampio’s ownership shares in Aytu of 102,201 multiplied by Aytu’s closing stock price on December 31, 2016, which is classified as Level 1 (quoted price is available). The trading security had a fair value of $269,000 in July 2016, the date when the Company determined that Ampio’s influence was no longer significant. Ampio reclassified its investment in Aytu from an equity method investment to a trading security on that date.

			Unrealized
As of December 31, 2016	Maturity in Years	Initial Value	Gains	Losses	Fair Value
Trading security Aytu (Note 4)	Less than 1 year	$269,000	$-	$(146,000)	$123,000

The warrant derivative liability was valued using the Monte Carlo valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. For significant assumptions in valuing the warrant derivative liability as of December 31, 2016 and at issuance see Note 9.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2015	$-
Warrant issuances	4,127,000
Change in fair value included in derivative expense	112,000
Balance as of December 31, 2016	$4,239,000

Note 6 – Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2016	2015	2014
Benefit at federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State, net of federal income tax impact	(2.9)%	(3.0)%	(2.7)%
Stock-based compensation	0.4%	1.2%	3.6%
True up and applicable rate adjustment	—%	—%	(0.6%)
Registered offering loss / warrant expense	1.5%	—%	—%
Aytu change from subsidiary to investee	(3.5)%	—%	—%
Change in valuation allowance	38.5%	35.8%	33.7%
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	2016	2015	2014
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$506,000	$328,000	$42,000
Deferred rent	240,000	255,000	-
Net operating loss carryforward	41,478,000	35,487,000	28,795,000
Share-based compensation	4,661,000	4,182,000	2,652,000
Unrealized loss on trading security	1,118,000	-	-
Property and equipment	(233,000)	(180,000)	(43,000)
Warrants	33,000	-	-
Less: Valuation allowance	(47,803,000)	(40,072,000)	(31,446,000)
Total long-term deferred income tax assets (liabilities)	$-	$-	$-

During the year ended December 31, 2015, Ampio adopted the guidance issued in ASU 2015-17 on presentation of deferred tax liabilities and assets. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Adoption of this new guidance did not have a material impact on the Company’s financial statements and adoption served to simplify the presentation of the Company’s deferred income taxes while maintaining the usefulness of the information provided. For the years ended December 31, 2016, 2015 and 2014, Ampio’s net provision for income taxes was zero for all jurisdictions.

As of December 31, 2016, Ampio has approximately $111.9 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire in 2019 through 2036. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. As a result of certain realization requirements of GAAP, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting. Those deferred tax assets include approximately $5.0 million of net operating loss deductions. Equity will be increased if and when such deferred tax assets are ultimately realized.

Ampio has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. Ampio’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. No interest or penalties have been assessed for the years ending December 31, 2016, 2015 or 2014. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition. Ampio files income tax returns in the United States federal and Colorado state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2013 or for Colorado before 2012. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

Note 7 – Commitments and Contingencies

The following table summarizes the commitments and contingencies as of December 31, 2016 which are described below:

	Total	2017	2018	2019	2020	2021	Thereafter

Ampion supply agreement	$7,650,000	$2,550,000	$2,550,000	$2,550,000	$-	$-	$-
Facility leases	2,627,000	306,000	316,000	326,000	335,000	345,000	999,000
Sponsored research agreement with related party	731,000	325,000	325,000	81,000	-	-	-
	$11,008,000	$3,181,000	$3,191,000	$2,957,000	$335,000	$345,000	$999,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.7 million. Per an amendment to the original agreement, Ampio was not committed to purchases any product in 2016 and has extended the agreement to 2019.

Facility Leases

In December 2013, Ampio entered into a 125-month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The lease had initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. The Company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses and rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Rent expense for the respective periods is as follows:

	Year Ended December 31,
	2016	2015	2014

Rent expense	$259,000	$255,000	$254,000

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC, (“TRLLC”), a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 10 – Related Party Transactions, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $264,000 to $325,000 per year.

Note 8 – Common Stock

Capital Stock

At December 31, 2016 and 2015, Ampio had 57,179,686 and 51,998,306 common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding.

At December 31, 2016 and 2015, Ampio had 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In December 2013, Ampio filed an additional shelf registration statement on Form S-3 with the Securities and Exchange Commission to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in January 2014 by the Securities and Exchange Commission. As a result of equity raises, approximately $82.4 million remained available under the Form S-3 as of December 31, 2016. This shelf registration statement on Form S-3 expired in January of 2017.

Underwritten Public Offerings

In  2014, Ampio completed an underwritten public offering for the sale of 9,775,000 shares of common stock at a price of $7.00 per share. Gross proceeds to the Company were $68.4 million with net proceeds of $63.4 million after underwriter fees and cash offering expenses.

Registered Direct Offering

In 2016, the Company completed a registered direct offering. In this offering, the Company issued directly to an institutional investor 5.0 million shares of its common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3.

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

The following table summarizes Ampio’s total sales under the Agreement for the period indicated:

Year Ended
December 31, 2016

Total shares of common stock sold	163,254
Average price per share	$0.94
Gross proceeds	$153,000
Commissions earned by placement agent	$5,000
Other expenses	$98,000

Common Stock Issued for Services

Ampio issued 18,126, 7,998 and 4,209 shares valued at $60,000, $30,000 and $30,000 for non-employee directors as part of their director fees in 2016, 2015 and 2014, respectively.

Note 9 – Equity Instruments

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

During 2014, the Company granted 1,645,000 options at a weighted average exercise price of $5.63 to officers, directors, employees and consultants. Of the options granted, 592,500 options vested immediately while the remaining 1,052,500 vest over a one to four-year period.

During 2015, the Company granted 1,093,000 options at a weighted average exercise price of $3.28 to officers, directors, employees and consultants. Of the options granted, 45,000 options vested immediately while 303,000 vest over a one to three-year period. The remaining 470,000 options were performance-based options based upon the outcome of the Ampion trial. The granted options during the year ended December 31, 2015 also included 275,000 of modified options held by a former executive. The expense related to this modification was recognized in the period ended December 31, 2015.

During 2016, the Company granted 350,000 options at a weighted average exercise price of $1.11 to officers and employees. Of the options granted, 119,999 options vested immediately while 230,001 vest over a one to two-year period. During 2016 the Company had 490,000 options expire which included the 470,000 performance based options that were granted in 2015 as the Company did not meet its primary endpoint on the Ampion trial that was completed in June of 2016.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years Contractual Life
Outstanding December 31, 2013	5,135,058	$3.54	8.74

Granted	1,645,000	$5.63
Exercised	(157,226)	$1.95
Forfeited/Cancelled	(54,584)	$3.29
Outstanding December 31, 2014	6,568,248	$3.82	7.66
Granted	1,093,000	$3.28
Exercised	(10,416)	$2.76
Forfeited	(275,000)	$4.80
Expired or Cancelled	(60,000)	$3.53
Outstanding December 31, 2015	7,315,832	$3.71	6.58
Granted	350,000	$1.11
Exercised	-	$-
Forfeited	-	$-
Expired or Cancelled	(490,000)	$2.79
Outstanding December 31, 2016	7,175,832	$3.64	4.99
Exercisable at December 31, 2016	6,716,493	$3.72	4.73
Available for grant at December 31, 2016	3,111,647

Stock options outstanding at December 31, 2016 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$1.02 - $2.00	1,990,554	$1.12	4.09
$2.01 - $5.00	3,115,278	$3.06	5.25
$5.01 - $8.93	2,070,000	$6.94	5.45
	7,175,832	$3.64	4.99

	Years Ended December 31,
	2016	2015	2014

Average fair value per share granted	$0.84	0.98	4.14

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

	Years Ended December 31,
	2016	2015	2014

Expected volatility	115% - 116%	104% - 113%	72% - 108%
Risk free interest rate	0.61% - 1.20%	0.05% - 1.64%	1.51% - 2.27%
Expected term (years)	1.0 - 5.5	1.5 - 6.25	5.0 - 7.0
Dividend yield	0.0%	0.0%	0.0%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014

Research and development expenses
Stock options	$371,000	$2,092,000	$4,293,000

General and administrative expenses
Common stock issued for services	60,000	30,000	30,000
Stock options	1,145,000	2,866,000	2,884,000
	$1,576,000	$4,988,000	$7,207,000

Unrecognized expense at December 31, 2016	$245,102

Weighted average remaining years to vest	0.94

Warrants

In connection with Ampio’s 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 and a term of five years. These warrants due to certain derivative features are accounted for under liability accounting and are fair valued at each reporting period. At December 31, 2016, these warrants had a fair value of $4,239,000 (see Note 5).

Also in connection with Ampio’s 2016 registered direct offering, Ampio issued to the placement agent warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.9375 with a term of five years. These warrants are accounted for as equity based awards (see Note 8). The 150,000 placement agent warrants issued in connection with the registered direct offering were valued using the Black-Scholes valuation methodology. Significant assumptions were as follows:

Expected volatility	96%
Risk free interest rate	1.18%
Contractual term (years)	5.0
Dividend yield	0.0%

In 2016, Ampio issued warrants in a registered direct placement. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2013	527,690	$2.93	2.44
Warrants exercised	(11,361)	$3.13
Outstanding December 31, 2014	516,329	$3.26	1.44
Warrants exercised	(17,253)	$3.94
Outstanding December 31, 2015	499,076	$3.24	1.19
Warrants issued in connection with registered direct offering	5,150,000	$1.00	4.67
Expired	(500)	$3.13
Outstanding December 31, 2016	5,648,576	$1.20	4.28

In November 2015, the Company modified select outstanding warrants which extended the expiration for an additional year from March 31, 2016 to March 31, 2017. All of the $422,000 expense related to this modification was recognized in the year ended December 31, 2015.

In March 2016, the Company modified select outstanding warrants which extended the expiration for an additional year from March 31, 2016 to March 31, 2017. All of the $37,000 expense related to this modification was recognized in the year ended December 31, 2016.

Note 10 – Related Party Transactions

Ampio Loan Agreements

In 2013, Vyrix Pharmaceuticals, Inc. (“Vyrix”), a former subsidiary of Ampio, entered into a loan agreement with Ampio. Pursuant to the loan agreement, Ampio agreed to lend Vyrix up to an aggregate amount of $3,000,000 through cash advances of up to $500,000 each. Unpaid principal amounts under the loan agreement bore simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement was one year, subject to automatic extension of successive one-year terms. Vyrix had the option to repay any outstanding balance at any time without penalty. Ampio had an option of converting any balance outstanding under the loan agreement into shares of Vyrix common stock at the fair market value per share of Vyrix common stock, as determined by the Ampio board of directors, as of such conversion date. As of December 31, 2014, the amount advanced was $2,700,000 with interest rates from 2.71%-3.32%. On April 16, 2015, in connection with the closing of the Merger, Ampio released Vyrix from its then outstanding obligation of $4,000,000 under the loan agreement as consideration of its share purchase, and the loan agreement was terminated.

In March 2014, Luoxis Diagnostics, Inc. (“Luoxis”), a former subsidiary of Ampio entered into a loan agreement with Ampio. Pursuant to the loan agreement, Ampio agreed to lend Luoxis $3,000,000. Unpaid principal amounts under the loan agreement bore simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement was for one year, subject to automatic extension of successive one-year terms. Luoxis had the option to repay any outstanding balance at any time without penalty. Ampio had an option of converting any balance outstanding under the loan agreement into shares of Luoxis common stock at the fair market value per share of Luoxis common stock, as determined by the Ampio board of directors, as of such conversion date. As of December 31, 2014, the amount advanced was $3,000,000 with interest rates from 2.71%—3.32%. On April 16, 2015, in connection with the closing of the Merger, Ampio released Luoxis from its then outstanding obligation of $8,000,000 under the loan agreement as consideration of its share purchase, and the loan agreement was terminated.

On April 16, 2015, Ampio received 396,816 shares of common stock of Aytu for (i) issuance to Aytu of a promissory note from Ampio in the principal amount of $10.0 million, maturing on the first anniversary of the Merger, (ii) cancellation of indebtedness of Luoxis to Ampio in the amount of $8.0 million; and (iii) cancellation of indebtedness of Vyrix to Ampio in the amount of $4.0 million.

During fiscal 2015, Ampio paid the full $10.0 million of the promissory note to Aytu.

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which has been amended six times with the last amendment occurring in January 2015. Under the amended terms of the research agreement, Ampio will provide personnel with an equivalent value of at least $325,000 per year. With the fifth amendment, Ampio also paid $725,000 in 2014 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet. In return, TRLLC will assign any intellectual property rights it develops on Ampio’s behalf under the research agreement and undertake additional activities to support Ampio’s commercial activities and business plan. This agreement is set to expire in March 2019 and cannot be terminated prior to March 2017 (Note 7).

Employee Advances

The Company had advances to one executive and three employees that were used to purchase stock in the Company when it was formed during 2010. These advances were non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. All these obligations have been satisfied with the exception of $25,000 which remains outstanding from a former executive. As of December 31, 2016 and 2015, advances of $25,000 and $91,000 to stockholders remained outstanding.

Service Agreement

In July 2015, Ampio entered into an agreement with Aytu whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which includes costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement was amended in April 2016, which reduced the monthly amount to $18,000. This was amended again in July 2016, which reduced the monthly amount to approximately $17,000 per month. Starting in January 2017, the shared overhead agreement has been modified to $12,000 per month. This agreement will be in effect until it is terminated in writing by both parties. For fiscal 2016, 2015 and 2014 the total shared overhead cost was $234,000, $307,000 and $264,000, respectively.

Note 11 – Litigation

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On April 8, 2016, Ampio and the other defendants moved to dismiss the consolidated amended complaint. The Court granted the motion to dismiss, with leave to amend, on August 4, 2016. On September 27, 2016, plaintiffs filed their second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. The lawsuits seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On or about December 12, 2016, the parties filed a Joint Notice of Settlement with the Court, and on January 31, 2017 plaintiffs filed a motion for preliminary settlement approval and requested a date for a final settlement approval hearing (the “Motion”). On February 8, 2017, the Court denied the Motion but granted plaintiffs leave to file a renewed motion to address class certification issues noted by the Court. On February 28, 2017, plaintiffs filed a renewed motion for preliminary approval with the Court. The settlement, which provides for dismissal of all claims with prejudice, will be subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

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

The Company believes these shareholder derivative actions are without merit and intends to defend these actions vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Note 12 – Employee Benefit Plan

Ampio has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. Ampio does not match employee contributions.

Note 13 – Selected Quarterly Data (unaudited)

Quarterly results were as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2016
Operating expenses
Research and development	$4,311,527	$2,804,948	$1,788,224	$1,641,588
Selling, general and administrative	2,110,896	1,563,013	1,555,527	1,306,631
Total operating expenses	6,422,423	4,367,961	3,343,751	2,948,219

Other income (expense)	10,154	6,555	3,080	3,690
Derivative expense	-	-	(715,732)	(199,409)
Unrealized gain (loss) on trading security	-	-	64,274	(210,534)
Loss from equity investment in Aytu BioScience	(352,520)	(690,834)	-	-
Total other (expense) income	(342,366)	(684,279)	(648,378)	(406,253)

Net loss	(6,764,789)	(5,052,240)	(3,992,129)	(3,354,472)

Basic and diluted Ampio net loss per common share	$(0.13)	$(0.10)	$(0.07)	$(0.06)

Weighted average number of Ampio common shares outstanding	52,016,034	52,016,432	53,842,234	57,179,686

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2015
Operating expenses
Research and development	$3,920,438	$3,113,239	$3,653,743	$4,424,266
Selling, general and administrative	1,873,270	2,666,196	1,646,625	2,869,794
Total operating expenses	5,793,708	5,779,435	5,300,368	7,294,060

Other income	44,477	12,422	(1,299)	4,253
Net loss from continuing operations	(5,749,231)	(5,767,013)	(5,301,667)	(7,289,807)

Basic and diluted Ampio net loss per common share from continuing operations	$(0.11)	$(0.11)	$(0.10)	$(0.14)

Weighted average number of Ampio common shares outstanding	51,981,340	51,989,986	51,998,306	51,998,306

Note 14 – Subsequent Events

On January 6, 2017, the board of directors granted 95,000 options to three employees. The options are exercisable at strike prices between $0.94 and $0.95 per share. The options vest over a period ranging from two to three years with a term life of 10 years.

On March 9, 2017, Ampio Pharmaceuticals, Inc. (the “Company”) entered into an amendment to the Employment Agreement, effective January 9, 2012, with Michael Macaluso, the Chief Executive Officer of the Company (the “Amendment”, and the Employment Agreement as amended, the “Employment Agreement”). Under the Amendment, the term of Mr. Macaluso’s Employment Agreement was extended through January 9, 2020. In addition, in connection with the Amendment, Mr. Macaluso was granted an option to purchase 400,000 shares of the Company’s common stock. The option is exercisable for a period of ten years at an exercise price per share equal to $0.81, the quoted closing price of the Company’s common stock on March 9, 2017. The option vests as follows: 133,333 shares vest on each of January 9, 2018 and January 9, 2019 and 133,334 shares vest on January 9, 2020, subject to vesting acceleration provisions in accordance with the Employment Agreement.

