Form 10-Q
period 2017-03-31
Ampio Pharmaceuticals, Inc.
filed 2017-05-12
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange Act of 1934.

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

As of May 1, 2017, there were 57,242,164 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2017

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,256,341	$4,894,834
Trading security Aytu BioScience, Inc. (Note 4)	91,930	122,641
Prepaid expenses and other	475,335	240,890
Prepaid research and development - related party (Note 6)	143,802	143,802
Total current assets	2,967,408	5,402,167

Fixed assets, net (Note 3)	7,693,942	7,980,011
Long-term portion of prepaid research and development - related party (Note 6)	143,801	179,752
Deposits	33,856	33,856

Total assets	$10,839,007	$13,595,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$765,474	$709,294
Accrued compensation	1,304,052	1,365,693
Deferred rent	59,579	59,579
Total current liabilities	2,129,105	2,134,566

Long-term deferred rent	577,180	588,303
Warrant derivative liability	3,112,133	4,238,606
Total liabilities	5,818,418	6,961,475

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 57,242,164 in 2017 (unaudited) and 57,179,686 in 2016	5,724	5,718
Additional paid-in capital	160,015,804	159,732,194
Advance to stockholder	-	(25,160)
Accumulated deficit	(155,000,939)	(153,078,441)
Total stockholders' equity	5,020,589	6,634,311

Total liabilities and stockholders' equity	$10,839,007	$13,595,786

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2017	2016

Operating expenses
Research and development	$1,604,386	$4,275,577
Research and development - related party (Note 6)	35,951	35,950
General and administrative	1,362,668	2,110,896
Total operating expenses	3,003,005	6,422,423

Other income (expense)
Interest income	3,033	10,154
Derivative gain	1,126,473	-
Unrealized loss on trading security	(30,711)	-
Loss from equity investment in Aytu BioScience, Inc.	-	(352,520)
Total other income (expense)	1,098,795	(342,366)

Net loss	$(1,904,210)	$(6,764,789)

Basic and diluted net loss per common share	$(0.03)	$(0.13)

Weighted average number of common shares outstanding	57,240,081	52,016,034

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid- in	Advance to	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholder	Deficit	Equity

Balance - December 31, 2016	57,179,686	$5,718	$159,732,194	$(25,160)	$(153,078,441)	$6,634,311

Common stock issued for services (unaudited)	62,478	6	59,994	-	-	60,000
Warrant modification (unaudited)	-	-	74,527	-	-	74,527
Stock-based compensation (unaudited)	-	-	130,801	-	-	130,801
Stock option compensation forfeitures (see Note 1) (unaudited)	-	-	18,288	-	(18,288)	-
Write-off of advance (unaudited)	-	-	-	25,160	-	25,160
Net loss (unaudited)	-	-	-	-	(1,904,210)	(1,904,210)
			-
Balance - March 31, 2017 (unaudited)	57,242,164	$5,724	$160,015,804	$-	$(155,000,939)	$5,020,589

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(1,904,210)	$(6,764,789)

Adjustments to reconcile net loss to net cash used in operating activities
Losses in equity investment in Aytu BioScience, Inc.	-	352,520
Stock-based compensation and warrant modification	205,328	646,529
Depreciation and amortization	303,522	305,533
Write-off of advances from shareholders	25,160	-
Amortization of prepaid research and development - related party (Note 6)	35,951	35,950
Common stock issued for services	60,000	60,000
Derivative gain	(1,126,473)	-
Unrealized loss on trading security	30,711	-
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(234,445)	(72,684)
Increase in accounts payable	56,180	406,505
Decrease in deferred rent	(11,123)	(8,704)
(Decrease) increase in accrued compensation	(61,641)	155,402
Net cash used in operating activities	(2,621,040)	(4,883,738)
Cash flows used in investing activities
Purchase of fixed assets	(17,453)	-
Net cash used in investing activities	(17,453)	-
Cash flows from financing activities
No financing activities	-	-
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(2,638,493)	(4,883,738)
Cash and cash equivalents at beginning of period	4,894,834	15,998,392
Cash and cash equivalents at end of period	$2,256,341	$11,114,654

Non-Cash transactions:
Distribution to stockholders	$-	$13,018,687

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1—Basis of Presentation

These unaudited financial statements represent the financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”). These unaudited financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended March 31, 2017 is unaudited.

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

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to recognize forfeitures as they occur rather than estimating forfeiture rate on option grant date. The cumulative-effect of the change was $18,000 that was charged to retained earnings during the quarter.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. During fiscal 2016, the Company early adopted this standard with no impact on the quarters ended March 31, 2017 and March 31, 2016 cash flow categorizations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of this standard on our financial statements.

Note 2—Going Concern

As reflected in the accompanying financial statements, the Company had cash of less than $2.3 million as of March 31, 2017 with a net loss of $1.9 million. The Company used net cash in operations of $2.6 million for the quarter ended March 31, 2017. The Company ended the quarter with stockholders’ equity of $5.0 million and an accumulated deficit of $155.0 million.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than a few weeks from this Form 10-Q issuance date. The ability of the Company to continue its operations is dependent on management's plans, which include continuing to raise equity-based and debt financing. The Company is currently in negotiation with potential investors for financing. There is no assurance that the Company will be successful in raising sufficient capital.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3—Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of March 31,	As of December 31,
	Useful Lives in years	2017	2016

Manufacturing facility/clean room	8	$2,734,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 -10	557,000	557,000
Lab equipment	5 -10	1,044,000	1,026,000
Less accumulated depreciation and amortization		(2,716,000)	(2,412,000)

Fixed assets, net		$7,694,000	$7,980,000

Note 4—Trading Security Aytu BioScience, Inc.

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

In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. In the beginning of July 2016, Aytu added a fifth Board member. At that time, the Company determined that Ampio’s influence was no longer significant over Aytu’s Board of Directors. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. The Aytu security is recorded at fair value on the accompanying balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations. As of March 31, 2017, Ampio’s ownership in Aytu’s outstanding shares was less than 1.0%.

Note 5—Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, trading security in Aytu, accounts payable and accrued expenses, and warrant derivative liability. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of Ampio. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to Ampio for identical assets or liabilities;
Level 2:	Inputs including quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and
Level 3:	Unobservable inputs that are supported by little or no market activity.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2017
ASSETS
Trading security Aytu (Note 4)	$92,000	$-	$-	$92,000

LIABILITIES
Warrant derivative liability	$-	$-	$3,112,000	$3,112,000

December 31, 2016
ASSETS
Trading security Aytu (Note 4)	$123,000	$-	$-	$123,000

LIABILITIES
Warrant derivative liability	$-	$-	$4,239,000	$4,239,000

The estimated fair value of the Company’s investment, the trading security in Aytu is recorded at fair value which represents Ampio’s ownership shares in Aytu of 102,201 multiplied by Aytu’s closing stock price on March 31, 2017 and December 31, 2016, which is classified as Level 1 (quoted price is available). The trading security had a fair value of $269,000 in July 2016, the date when the Company determined that Ampio’s influence was no longer significant. Ampio reclassified its investment in Aytu from an equity method investment to a trading security on that date.

					Fair Value
		Value at December 31,	Unrealized		at March 31,
	Maturity in Years	2016	Gains	Losses	2017
Trading security Aytu (Note 4)	Less than 1 year	$123,000	$-	$(31,000)	$92,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. For significant assumptions in valuing the warrant derivative liability as of March 31, 2017 and at issuance (see Note 8).

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2016	$4,239,000
Change in fair value included in derivative gain	(1,127,000)
Balance as of March 31, 2017	$3,112,000

Note 6—Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

		Remaining
	Total	2017	2018	2019	2020	2021	Thereafter

Ampion supply agreement	$7,650,000	$2,550,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	557,000	557,000	-	-	-	-	-
Facility lease	2,552,000	231,000	316,000	326,000	335,000	345,000	999,000
Sponsored research agreement with related party	695,000	289,000	325,000	81,000	-	-	-
	$11,454,000	$3,627,000	$3,191,000	$2,957,000	$335,000	$345,000	$999,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.7 million. Per an amendment to the original agreement, Ampio was not committed to purchase any product in 2016 and has extended the agreement to 2019.

Clinical Research and Trial Obligations

As of March 31, 2017, Ampio has committed to $557,000 on contracts related to the upcoming clinical trial of Ampion.

Facility Lease

On December 13, 2013, Ampio entered into a 125-month non-cancellable operating lease for new office space and the manufacturing facility effective May 1, 2014. The lease has initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. The Company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Rent expense for the respective periods is as follows:

	Three Months Ended March 31,
	2017	2016

Rent expense	$65,000	$73,000

Sponsored Research Agreement with Related Party

Ampio entered into a Sponsored Research Agreement with Trauma Research LLC (“TRLLC”), a related party, in September 2009. Under the terms of the Sponsored Research Agreement, Ampio is to provide personnel and pay for leased equipment. The Sponsored Research Agreement may be terminated without cause by either party on 180 days’ notice. As further noted in Note 9 – Related Party Transactions, in March 2014, the Sponsored Research Agreement was extended through March 2019, including a “no termination” period through March 2017. In a subsequent Addendum, the parties also agreed to increase the equivalent value of the personnel provided by Ampio from $264,000 to $325,000 per year. This Agreement is set to expire in March 2019 but can be terminated any time after March 2017.

Note 7—Common Stock

Capital Stock

At March 31, 2017 and December 31, 2016, Ampio had 57,242,164 and 57,179,686 shares of common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding. Ampio has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In December 2013, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 1.5 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in January 2014 by the Securities and Exchange Commission. As a result of equity raises, approximately $82.4 million remained available under the Form S-3 as of December 31, 2016. This shelf registration statement on Form S-3 expired in January of 2017.

A new Form S-3 was filed with the SEC in March of 2017 to register Ampio common stock, preferred stock, debt securities warrants in an aggregate amount of up to $100 million from time to time and became effective in April of 2017. Until the Company has a market cap of $75.0 million exclusive of stock held by affiliates, the Company may only sell up to $18.6 million of securities in a 12-month period under the Form S-3.

Registered Direct Offering

In September 2016, the Company completed a registered direct offering. In this offering, the Company issued directly to an institutional investor 5.0 million shares of its common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. The shares and the warrants were offered and sold pursuant to the Company’s December 2013 shelf registration statement on Form S-3.

The investor warrants had an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants included provisions for the adjustment to the exercise price upon subsequent issuances of common stock by the Company at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares would remain unchanged. The investor warrants also include a provision for cash redemption at the Black-Scholes value upon the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

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

The Company’s net cash proceeds for the registered direct offering were $3.4 million. The additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds which exceeded 100% of the proceeds requiring the Company to take the additional cost above the transaction proceeds and recognize them as a loss on the day it entered the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations for the year ended December 31, 2016.

On March 27, 2017, the Company entered into a Waiver and Consent Letter Agreement (the “Waiver and Consent Agreement”) with the investor, amending the terms of warrants previously issued to the investor in September 2016. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event the Company secures any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on the Company’s ability to issue or sell shares of its common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, the Company agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of its capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, the company recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

Controlled Equity Offering

In February 2016, Ampio entered into a Controlled Equity Offering SM Sales Agreement (the “Agreement”) with a placement agent to implement an “at-the-market” equity program under which Ampio from time to time may offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million through the placement agent. The Company has no obligation to sell any of the shares and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the placement agent with customary indemnification rights. The placement agent will be entitled to a fixed commission of 3.0% of the gross proceeds from shares sold.

The following table summarizes Ampio’s total sales under the Agreement for the period indicated:

Year Ended
December 31, 2016

Total shares of common stock sold	163,254
Average price per share	$0.94
Gross proceeds	$153,000
Commissions earned by placement agent	$5,000
Other expenses	$98,000

No shares were sold under the Agreement in the quarter ended March 31, 2017.

Common Stock Issued for Services

Ampio issued 62,478 and 18,126 shares of common stock valued at $60,000 and $60,000, respectively, for non-employee directors as part of their director fees for fiscal years 2017 and 2016, respectively.

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

During the three months ended March 31, 2017, the Company granted 585,000 options at a weighted average exercise price of $0.85 to an officer, directors and employees. Of the options granted, 25,000 options vested immediately while 560,000 vest over a one to three-year period.

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2016	7,175,832	$3.64	4.99
Granted	585,000	$0.85
Exercised	-	$-
Forfeited	-	$-
Expired or Cancelled	(3,334)	$3.02
Outstanding March 31, 2017	7,757,498	$3.43	5.13
Exercisable at March 31, 2017	6,904,827	$3.71	4.58
Available for grant at March 31, 2017	2,467,503

Stock options outstanding at March 31, 2017 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.81 - $2.00	2,575,554	$1.06	5.22
$2.01 - $5.00	3,111,944	$3.06	5.00
$5.01 - $8.93	2,070,000	$6.94	5.21
	7,757,498	$3.43	5.13

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of our stock. Ampio adopted ASU 2016-09 in 2017 and no longer estimates a forfeiture rate. Instead, forfeitures are recognized as they occur. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during this quarter, using the following assumptions:

Expected volatility	95.4% - 113.2%
Risk free interest rate	1.92% - 2.13%
Expected term (years)	5.0 - 6.5
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses or selling, general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Research and development expenses
Stock based compensation	$42,000	$90,000

General and administrative expenses
Common stock issued for services	60,000	60,000
Stock based compensation	89,000	520,000
	$191,000	$670,000

Unrecognized expense at March 31, 2017	$491,000

Weighted average remaining years to vest	1.95

 Warrants

In connection with Ampio’s 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 and a term of five years. These warrants due to certain derivative features are accounted for under liability accounting and are fair valued at each reporting period. At March 31, 2017, these warrants had a fair value of $3,112,000 (see Note 5).

Also in connection with Ampio’s 2016 registered direct offering, Ampio issued to the placement agent warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.9375 with a term of five years. These warrants are accounted for as equity based awards (see Note 7). The 150,000 placement agent warrants issued in connection with the registered direct offering were valued using the Black-Scholes valuation methodology.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2016	5,648,576	$1.20	4.28
Warrants exercised	-	$-
Outstanding March 31, 2017	5,648,576	$0.67	4.14

In March 2017, the Company modified 498,576 of its outstanding warrants which extended the expiration until June 30, 2018. The $75,000 additional expense related to this modification was recognized in the quarter ended March 31, 2017.

In March 2017, the Company modified the five million warrants issued in conjunction with the Company’s registered direct offering with an original strike price of $1.00 down to $0.40. The $1.1 million gain related to this modification was recognized in the quarter ended March 31, 2017 (see Note 7).

Note 9—Related Party Transactions

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s Director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which has been amended six times with the last amendment occurring in January 2015. Under the amended terms of the research agreement, Ampio will provide personnel with an equivalent value of at least $325,000 per year. With the fifth amendment, Ampio also paid $725,000 in 2014 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet. In return, TRLLC will assign any intellectual property rights it develops on Ampio’s behalf under the research agreement and undertake additional activities to support Ampio’s commercial activities and business plan. This agreement is set to expire in March 2019 but can be terminated any time after March 2017 (see Note 6).

Service Agreement

In July 2015, Ampio entered into an agreement with Aytu whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which includes costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement was amended in April 2016, which reduced the monthly amount to $18,000. This was amended again in July 2016, which reduced the monthly amount to approximately $17,000 per month. Starting in January 2017, the shared overhead agreement has been modified to $12,000 per month. This agreement will be in effect until it is terminated in writing by both parties. For the quarter ended March 31, 2017 and 2016, the total shared overhead cost was $39,000 and $80,000, respectively.

Note 10—Litigation

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, the plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On April 8, 2016, Ampio and the other defendants moved to dismiss the consolidated amended complaint. The Court granted the motion to dismiss, with leave to amend, on August 4, 2016. On September 27, 2016, plaintiffs filed their second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. The lawsuits seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On or about December 12, 2016, the parties filed a Joint Notice of Settlement with the Court, and on January 31, 2017 plaintiffs filed a motion for preliminary settlement approval and requested a date for a final settlement approval hearing (the “Motion”). On February 8, 2017, the Court denied the Motion but granted plaintiffs leave to file a renewed motion to address class certification issues noted by the Court. On February 28, 2017, plaintiffs filed a renewed motion for preliminary approval with the Court. The Court granted that motion and set a final settlement approval hearing for August 28, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

On August 6, 2015 and September 25, 2015, purported stockholders of the Company brought derivative actions in the United States District Court in the Central District of California, Oglina v. Macaluso et al., Case No. 2:15-cv-05970-TJH-PJW (“Oglina action”) and the Colorado state court in Denver, Loyd v. Giles et al., Case No. 2015CV33429 (“Loyd action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the STEP study. Pursuant to the parties’ stipulation, the United States District Court in the Central District of California has stayed the proceedings in the Oglina action at the present time in accordance with the terms of the parties’ stipulation. Pursuant to the parties’ stipulation, the Colorado state court in Denver has stayed the Loyd action at the present time in accordance with the terms of the parties’ stipulation. On or about March 24, 2017, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in both the Oglina action and the Loyd action. On or about April 14, 2017, the plaintiffs filed a motion for preliminary settlement approval. The Court granted that motion and set a final settlement approval hearing for June 19, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.

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

Product Update

We continue to execute our business plan and advance our main drug candidates.

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

We have completed seven trials related to Ampion and believe we can start a pivotal phase three trial for this product in the middle of fiscal 2017 pending an additional capital raise to fund this trial.

Clinical Development Pathway

In September and December 2016, we met with the Center for Biologics Evaluation and Research, or CBER, Division of the U.S. Food and Drug Administration, or FDA, to seek guidance on the best path forward to obtain a Biological License Application, or BLA for Ampion™ to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filing our BLA for Ampion. Based on guidance from the FDA, we will conduct another Ampion trial that will be smaller than our prior trials with approximately 171 patients, randomization of 6 to 1 (Ampion™/Saline) on patients with severe OAK, defined radiologically as KL 4 patients. The 6-1 randomization will preserve blinding and prevent the bias in the assessment that might be associated with an unblinded evaluation; however, only Ampion™ treated patients will be evaluated. This 12-week study will evaluate the responder rate of Ampion™ treated patients as defined by Osteoarthritis Research Society International (“OARSI”), which includes pain, function, and patient global assessment (PGA). The outcome of this study will contribute to the label of Ampion™ which may include pain, function, and patient global assessment. Using the Outcome Measures in Rheumatology Clincal Trials (OMERACT”) OMERACT-OARSI responder rate definition and the analysis proposed in this protocol, all previous Ampion™ single injections clinical trials would have successfully met this endpoint.  We believe this trial can be completed by the fourth quarter of fiscal 2017. If we are successful in moving our plan forward, we believe that we could potentially file the Ampion BLA by early 2018.

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

We have completed two clinical trials of Optina and met with the Division of the Transplant and Ophthalmology Products of the FDA in late 2015 to discuss the results of the OptimEyes clinical trial of Optina and to seek guidance on the next steps to approval. The guidance from the FDA was that we perform a confirmatory study on patients with DME who are refractory to the currently available drugs, which if successful, would qualify Optina as a rescue medication for patients who have no treatment options (failed available therapies). The study could have significantly fewer patients than in our previous OptimEyes study, based on power calculations and guidance received from the FDA, and could include approximately 80 patients randomized 1:1 between placebo and Optina. Optina would be compared to placebo, not to other anti-VEGF drugs, since we are addressing a population that failed these alternative treatments. The FDA will consider improved vision as measured by best corrected visual acuity, which is statistically and clinically meaningful, as determined by experts in the field. The duration of the study is expected to be a maximum of 12 months. We have also considered conducting a trial in combination with other anti-VEGF drugs as we believe the effect of Optina with the anti-VEGF drugs could be cumulative.

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a candidate product may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon the FDA’s findings of safety and effectiveness for a previously approved product.

Recent Financing Activities

In September 2016, we completed a registered direct offering. In this offering, we issued directly to an institutional investor 5.0 million shares of our common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. The shares and the warrants were offered and sold pursuant to our December 2013 shelf registration statement on Form S-3.

The investor warrants had an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants included provisions for the adjustment to the exercise price upon subsequent issuances of our common stock at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares would remain unchanged. The investor warrants also include a provision for cash redemption at the Black-Scholes value upon the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

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

Our net cash proceeds for the registered direct offering were $3.4 million. The additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds which exceeded 100% of the proceeds requiring us to take the additional cost above the transaction proceeds and recognize them as a loss on the day we entered the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations for the year ended December 31, 2016.

The Board of Directors determined that this transaction that generated net cash proceeds of $3.4 million was in our best interest as we had less than six months of cash based on our current burn rate when the transaction was completed. They believed this capital raise would give us time to advance our clinical trial efforts in the absence of more favorable alternative sources of financing.

On March 27, 2017, we entered into a Waiver and Consent Letter Agreement, or the Waiver and Consent Agreement, with the investor, amending the terms of warrants previously issued to the investor in September 2016. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event we secure any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on our ability to issue or sell shares of our common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, we agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of our capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement the company recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

We also have access to a controlled equity offering which we used to generate $153,000 of gross proceeds by selling 163,254 common shares in August 2016. The placement agent received a fixed commission of 3.0% of the gross proceeds from the shares sold. We could use the controlled equity offering to generate additional funding in the near future.

We did not use the controlled equity offering in the quarter ended March 31, 2017.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and have therefore incurred significant net losses totaling $155.0 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of March 31, 2017, we had less than $2.3 million of cash which we expect can fund our operation through the next few weeks from the issuance date of this report. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $12.0 million through equity offerings, debt, partnering/licensing transactions or other financing tools. If we are unable to maintain a stockholder’s equity balance of over $6.0 million, we will fall below the continued listing standard of the NYSE MKT Company Guide.

Although we have raised capital with net proceeds of over $100 million in the past five years through the sale of common stock and warrants, we cannot assure you that we will be able to secure such additional financing or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus for the remainder of fiscal 2017 is raising additional capital and advancing the clinical development and BLA preparation of our core asset, Ampion.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance, useful lives of assets, accrued compensation, stock compensation and the valuation of the Aytu BioScience investment. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2016 Annual Report reported on Form 10-K, filed with the SEC on March 16, 2017.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2017) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations—March 31, 2017 Compared to March 31, 2016

Results of operations for the three months ended March 31, 2017 or the “2017 quarter” and the three months ended March 31, 2016 or the “2016 quarter” reflected net losses from continuing operations of approximately $1.9 million and $6.8 million, respectively. These losses include unrealized loss on trading securities, stock-based compensation, depreciation and amortization, amortization of prepaid research and development - related party and common stock issued for services. In the 2017 quarter, there was a $1.1 million non-cash gain on the warrant derivative which decreased our loss. These non-cash items collectively amounted to a $466,000 non-cash gain in the 2017 quarter compared to a non-cash loss of $1.4 million in the 2016 quarter. The non-cash charges decreased in the 2017 quarter primarily due to the $441,000 decrease in stock-based compensation and warrant modification, the $1.1 million gain from warrant derivatives in the 2017 quarter offset by $352,000 loss on the Aytu equity investment in the 2016 quarter.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,
	2017	2016

Clinical trials and sponsored research	$315,000	$2,807,000
Labor	683,000	898,000
Consultants and other	564,000	480,000
Stock-based compensation	42,000	90,000
Sponsored research - related party	36,000	36,000
	$1,640,000	$4,311,000

Research and development costs consist of clinical trials and sponsored research, labor, consultants and other, stock-based compensation and sponsored research – related party. Costs of research and development expense decreased $2.7 million, or 62.6%, for the 2017 quarter compared to the 2016 quarter. The decrease is primarily due to the decrease in clinical trials and labor expenses related to our Ampio Phase III Pivot study which occurred in fiscal 2016. During the second half of 2017, we expect our clinical trial expense to increase as we conduct a new Ampion trial and prepare to file the BLA with the FDA.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,
	2017	2016

Stock-based compensation	$148,000	$580,000
Professional fees	192,000	455,000
Occupancy, travel and other	446,000	447,000
Labor	274,000	388,000
Patent costs	219,000	181,000
Directors fees	84,000	60,000
	$1,363,000	$2,111,000

 General and administrative costs decreased $748,000, or 35.4%, for the 2017 quarter compared to the 2016 quarter. The decrease is attributable to reductions in stock-based compensation due to the acceleration of the Aytu stock options held by Ampio employees and professional fees related to the shareholder lawsuits in the 2016 quarter. We expect that our general and administrative expense will remain consistent during the remainder of 2017 compared to the first quarter of 2017.

Loss from Operations

The loss from operations during the 2017 quarter of $3.0 million is less than the loss from operations of $6.4 million for the 2016 quarter. The decrease in the losses was primarily caused by the decrease in our clinical trial expenses specifically for our Ampion Phase III Pivot trial as well as the decrease in general and administrative costs. As stated previously, we expect our clinical trial expense to increase in the second half of 2017 as we conduct a new Ampion trial and prepare to file the BLA with the FDA.

Net Cash Used in Operating Activities

During the 2017 quarter, our operating activities used approximately $2.6 million in cash, which was more than the net loss of $1.9 million primarily as a result of the non-cash gain in the warrant derivatives.

During the 2016 quarter, our operating activities used approximately $4.9 million in cash, which was less than the net loss of $6.8 million primarily as a result of the increase in accounts payable and prepaid expenses partially offset by the decrease in stock-based compensation and the losses in our equity investment in Aytu.

Net Cash Used in Investing Activities

During the 2017 quarter, cash was used to acquire $17,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2017 quarter, there were no financing activities.

Liquidity and Capital Resources

We have not generated revenue or profits as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of March 31, 2017, we had less than $2.3 million of cash which we expect can fund our operation through the next few weeks. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $12.0 million through equity offerings, debt, partnering/licensing transaction or other financing tools. This projection is based on several assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital within the next month to expand our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we are in negotiations with potential investors for near-term financing.

We have prepared a budget for 2017 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings, partnering/licensing transaction or our Controlled Equity Offering Sales Agreement that we entered into in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing and/or make the additional financing dilutive to our current shareholders.

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

We filed a Form 12b-25 to have more time to file this Form 10-Q in order to review internal controls relating to our system of collecting, reviewing and processing contracts. During the course of preparing this Form 10-Q, our chief financial officer identified a document that could have affected our disclosures of, and the accounting treatment during the first quarter for, a related party agreement, which document was not submitted for review in the normal course and in the time periods required by our accounting policies regarding related party transactions. We do not believe that this deficiency in controls affected our financial statements. Management will implement additional control procedures to ensure timely reporting and review of all our contracts.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On April 8, 2016, Ampio and the other defendants moved to dismiss the consolidated amended complaint. The Court granted the motion to dismiss, with leave to amend, on August 4, 2016. On September 27, 2016, plaintiffs filed their second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. The lawsuits seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On or about December 12, 2016, the parties filed a Joint Notice of Settlement with the Court, and on January 31, 2017 plaintiffs filed a motion for preliminary settlement approval and requested a date for a final settlement approval hearing, on the Motion. On February 8, 2017, the Court denied the Motion but granted plaintiffs leave to file a renewed motion to address class certification issues noted by the Court. On February 28, 2017, plaintiffs filed a renewed motion for preliminary approval with the Court. The Court granted that motion and set a final settlement approval hearing for August 28, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

On August 6, 2015 and September 25, 2015, purported stockholders of the Company brought derivative actions in the United States District Court in the Central District of California, Oglina v. Macaluso et al., Case No. 2:15-cv-05970-TJH-PJW (“Oglina action”) and the Colorado state court in Denver, Loyd v. Giles et al., Case No. 2015CV33429 (“Loyd action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the STEP study. Pursuant to the parties’ stipulation, the United States District Court in the Central District of California has stayed the proceedings in the Oglina action at the present time in accordance with the terms of the parties’ stipulation. Pursuant to the parties’ stipulation, the Colorado state court in Denver has stayed the Loyd action at the present time in accordance with the terms of the parties’ stipulation. On or about March 24, 2017, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in both the Oglina action and the Loyd action. On or about April 14, 2017, the plaintiffs filed a motion for preliminary settlement approval. The Court granted that motion and set a final settlement approval hearing for June 19, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice.

The Company believes these shareholder derivative actions are without merit and intends to defend these actions vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, which could materially affect our business, financial condition or future results. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amendment to Employment Agreement, dated March 9, 2017, by and between the Company and Michael Macaluso (1).

10.2	Waiver and Consent Agreement, dated March 27, 2017, by and between the Company and CVI Investments, Inc. (2).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 13, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: May 12, 2017

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer, Treasurer and Secretary
Date: May 12, 2017

