Form 10-Q
period 2017-06-30
Ampio Pharmaceuticals, Inc.
filed 2017-08-09
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

As of August 2, 2017, there were 68,232,409 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,940,180	$4,894,834
Trading security Aytu BioScience, Inc. (Note 4)	60,299	122,641
Prepaid expenses and other	641,561	240,890
Prepaid research and development - related party (Note 9)	-	143,802
Total current assets	5,642,040	5,402,167

Fixed assets, net (Note 3)	7,390,290	7,980,011
Long-term portion of prepaid research and development - related party (Note 9)	-	179,752
Deposits	33,856	33,856

Total assets	$13,066,186	$13,595,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,827,206	$709,294
Accrued compensation	1,263,041	1,365,693
Deferred rent	59,579	59,579
Total current liabilities	3,149,826	2,134,566

Long-term deferred rent	564,446	588,303
Warrant derivative liability	5,617,158	4,238,606
Total liabilities	9,331,430	6,961,475

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding - 68,232,409 in 2017 (unaudited) and 57,179,686 in 2016	6,823	5,718
Additional paid-in capital	161,337,426	159,732,194
Advance to stockholder	-	(25,160)
Accumulated deficit	(157,609,493)	(153,078,441)
Total stockholders' equity	3,734,756	6,634,311

Total liabilities and stockholders' equity	$13,066,186	$13,595,786

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses
Research and development	$3,062,138	$2,768,997	$4,666,524	$7,044,575
Research and development - related party (Note 9)	287,604	35,951	323,554	71,900
General and administrative	1,340,528	1,563,013	2,703,196	3,673,909
Total operating expenses	4,690,270	4,367,961	7,693,274	10,790,384

Other income (expense)
Interest income	54	6,555	3,086	16,709
Derivative gain	2,113,293	-	3,239,766	-
Unrealized loss on trading security	(31,630)	-	(62,342)	-
Loss from equity investment in Aytu BioScience, Inc.	-	(690,834)	-	(1,043,353)
Total other income (expense)	2,081,717	(684,279)	3,180,510	(1,026,644)

Net loss	$(2,608,553)	$(5,052,240)	$(4,512,764)	$(11,817,028)

Basic and diluted net loss
per common share	$(0.04)	$(0.10)	$(0.08)	$(0.23)

Weighted average number of
common shares outstanding	60,623,778	52,016,432	58,941,277	52,016,233

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC. Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Advance to	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stockholder	Deficit	Equity

Balance - December 31, 2016	57,179,686	$5,718	$159,732,194	$(25,160)	$(153,078,441)	$6,634,311

Common stock issued for services (unaudited)	62,478	6	59,994	-	-	60,000
Warrant modification (unaudited)	-	-	74,527	-	-	74,527
Stock-based compensation (unaudited)	-	-	315,903	-	-	315,903
Stock-based compensation forfeitures (see Note 1) (unaudited)	-	-	4,725	-	(18,288)	(13,563)
Common stock issued in connection with registered direct offering, net of offering costs of $1,194,113 (unaudited)	10,990,245	1,099	780,618			781,717

Warrants issued in connection with registered direct offering to the placement agent (unaudited)	-	-	369,465			369,465
Write-off of advance (unaudited)	-	-	-	25,160	-	25,160
Net loss (unaudited)	-	-	-	-	(4,512,764)	(4,512,764)
			-
Balance - June 30, 2017 (unaudited)	68,232,409	$6,823	$161,337,426	$-	$(157,609,493)	$3,734,756

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(4,512,764)	$(11,817,028)

Adjustments to reconcile net loss to net cash used in operating activities
Losses in equity investment in Aytu BioScience, Inc.	-	1,043,353
Stock-based compensation and warrant modification	376,867	919,572
Depreciation and amortization	607,174	611,065
Write-off of advances from stockholder	25,160	-
Amortization of prepaid research and development - related party (Note 9)	323,554	71,900
Common stock issued for services	60,000	60,000
Derivative gain	(3,239,766)	-
Unrealized loss on trading security	62,342	-
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(400,671)	(278,513)
Increase (decrease) in accounts payable	1,117,912	(435,404)
Decrease in deferred rent	(23,857)	(19,021)
(Decrease) increase in accrued compensation	(102,652)	297,438
Net cash used in operating activities	(5,706,701)	(9,546,638)
Cash flows used in investing activities
Purchase of fixed assets	(17,453)	-
Net cash used in investing activities	(17,453)	-
Cash flows from financing activities
Proceeds from sale of common stock related to the Registered Direct Offering	6,594,148	-
Costs related to sale of common stock related to the Registered Direct Offering	(824,648)	-
Net cash provided by financing activities	5,769,500	-

Net change in cash and cash equivalents	45,346	(9,546,638)
Cash and cash equivalents at beginning of period	4,894,834	15,998,392
Cash and cash equivalents at end of period	$4,940,180	$6,451,754

Non-cash transactions:
Distribution to stockholders	$-	$13,018,687
Warrant derivative liability - registered offering	4,618,318
Warrants issued to placement agent in connection with registered offering	369,465

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1—Basis of Presentation

These unaudited financial statements represent the financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”). These unaudited financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended June 30, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended June 30, 2017 is unaudited.

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

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. These amendments were effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to recognize forfeitures as they occur rather than estimating the forfeiture rate on the option grant date. The cumulative-effect of the change was $18,000 which was charged to retained earnings during the first quarter.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The new standard is for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company had cash of $4.9 million as of June 30, 2017 with a net loss of $4.5 million for the period ended June 30, 2017. The Company used net cash in operations of $5.7 million for the period ended June 30, 2017. The Company ended the quarter with stockholders’ equity of $3.7 million and an accumulated deficit of $158.0 million.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources and expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than a few months from the date this Form 10-Q was available for issuance. The ability of the Company to continue its operations is dependent on management's plans, which include continuing to raise equity-based and debt financing. The Company is currently in negotiation with potential investors for financing. However, there is no assurance that the Company will be successful in raising sufficient capital.

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

Note 3—Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of June 30,	As of December 31,
	Useful Lives in years	2017	2016

Manufacturing facility/clean room	8	$2,734,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 -10	557,000	557,000
Lab equipment	5 -10	1,043,000	1,026,000
Less accumulated depreciation and amortization		(3,019,000)	(2,412,000)

Fixed assets, net		$7,390,000	$7,980,000

Note 4 – Trading Security Aytu BioScience, Inc.

On January 4, 2016, Ampio completed the spin-off of Aytu BioScience, Inc. (“Aytu”) by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. Due to this transaction, the financial statements of Aytu were deconsolidated in the beginning of 2016. In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. In the beginning of July 2016, Aytu added a fifth Board member. Ampio had significant influence over Aytu subsequent to the spin-off through June 30, 2016 due to the fact that Ampio’s Chief Executive Officer was one of three and one of four Aytu Board members.

In July 2016, the Company determined that Ampio’s influence was no longer significant over Aytu’s Board of Directors. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. The Aytu security is recorded at fair value on the accompanying balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations. As of June 30, 2017, Ampio’s ownership in Aytu’s outstanding shares was less than 1.0%.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2017
ASSETS
Trading security Aytu (Note 4)	$60,000	$-	$-	$60,000

LIABILITIES
Warrant derivative liability	$-	$-	$5,617,000	$5,617,000

December 31, 2016
ASSETS
Trading security Aytu (Note 4)	$123,000	$-	$-	$123,000

LIABILITIES
Warrant derivative liability	$-	$-	$4,239,000	$4,239,000

The estimated fair value of the Company’s investment, the trading security in Aytu is recorded at fair value which represents Ampio’s ownership shares in Aytu of 102,201 multiplied by Aytu’s closing stock price on June 30, 2017 and December 31, 2016, which is classified as Level 1 (quoted price is available).

		Value at December 31,	Unrealized		Fair Value at June 30,
	Maturity in Years	2016	Gains	Losses	2017
Trading security Aytu (Note 4)	Less than 1 year	$123,000	$-	$(63,000)	$60,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability are based on estimates of the value of Ampio’s common stock and various factors regarding the warrants. These assumptions were as follows as of June 30, 2017 and at issuance:

	June 30, 2017	At Issuance
Assumptions for warrants issued June 2, 2017:
Exercise price	$0.76	$0.76
Volatility	92.4%	94.6%
Equivalent term (years)	4.92	5.00
Risk-free interest rate	1.88%	1.71%
Number of shares	10,990,245	10,990,245

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2016	$4,239,000
Warrants issuances	4,618,000
Change in fair value	(3,240,000)
Balance as of June 30, 2017	$5,617,000

Note 6—Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

			Remaining
	Total		2017	2018	2019	2020	2021	Thereafter

Ampion supply agreement	$7,459,000		$2,359,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	2,795,000	#	2,795,000	-	-	-	-	-
Facility lease	2,476,000		155,000	316,000	326,000	335,000	345,000	999,000
	$12,730,000		$5,309,000	$2,866,000	$2,876,000	$335,000	$345,000	$999,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.5 million. Per an amendment to the original agreement, Ampio was not committed to purchase any product in 2016 and has extended the agreement to 2019.

Clinical Research and Trial Obligations

As of June 30, 2017, Ampio has committed to $2,795,000 on a contract related to the current clinical trial of Ampion.

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

Rent expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Rent expense	$65,000	$57,000	$130,000	$130,000

Note 7—Common Stock

Capital Stock

At June 30, 2017 and December 31, 2016, Ampio had 68,232,409 and 57,179,686 shares of common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding. Ampio has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in April 2017 by the SEC. As a result of equity raises, approximately $85.1 million remained available under the Form S-3 as of June 30, 2017. This shelf registration statement on Form S-3 expires in March of 2020.

Until the Company has a market cap of $75.0 million exclusive of stock held by affiliates, the Company may only sell up to $18.6 million of securities in a 12-month period under the Form S-3.

Registered Direct Offering

In June 2017, the Company completed a registered direct offering. In this offering, we issued directly to multiple investors approximately 11.0 million shares of its common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and are exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise even if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company presumably could be forced to cash settle the warrant. Based on this additional derivative feature of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76 and a termination date of June 1, 2022. These warrants had a value of $369,000 when they were issued and are accounted for as equity based warrants. The Company also incurred expenses related to legal, accounting, and other registration cost of $292,000.

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

No shares were sold under the Agreement in the six months ended June 30, 2017.

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

During the six months ended June 30, 2017, the Company granted 685,000 options at a weighted average exercise price of $0.82 to officers, directors and employees. Of the options granted, 58,000 options vested immediately while 627,000 vest over a one to three-year period.

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2016	7,175,832	$3.64	4.99
Granted	685,000	$0.82
Exercised	-	$-
Forfeited	(63,334)	$6.75
Expired or Cancelled	-	$-
Outstanding June 30, 2017	7,797,498	$3.36	4.93
Exercisable at June 30, 2017	7,058,328	$3.61	4.45
Available for grant at June 30, 2017	2,427,503

Stock options outstanding at June 30, 2017 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.60 - $2.00	2,675,554	$1.05	5.16
$2.01 - $5.00	3,101,944	$3.06	4.74
$5.01 - $8.93	2,020,000	$6.90	4.92
	7,797,498	$3.36	4.93

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of our stock. Ampio adopted ASU 2016-09 in 2017 and no longer estimates a forfeiture rate. Instead, forfeitures are recognized as they occur. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the period ending June 30, 2017, using the following assumptions:

Expected volatility	92.8% - 113.2%
Risk free interest rate	1.76% - 2.13%
Expected term (years)	5.0 - 6.5
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses or selling, general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses
Stock-based compensation	$41,000	$65,000	$83,000	$155,000

General and administrative expenses
Common stock issued for services	-	-	60,000	60,000
Stock-based compensation	139,000	208,000	233,000	728,000
	$180,000	$273,000	$376,000	$943,000

Unrecognized expense at June 30, 2017	$354,000

Weighted average remaining years to vest	1.96

Warrants

Ampio has issued warrants in conjunction with private and public offerings. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2016	5,648,576	$0.67	4.28
Warrants issued	11,869,464	$0.76
Warrants exercised	-	$-
Outstanding June 30, 2017	17,518,040	$0.73	4.59

In connection with the June 2017 registered direct offering, Ampio issued to investors warrants to purchase an aggregate of approximately 11 million shares of common stock at an exercise price of $0.76 and a term of five years. These warrants, due to certain derivative features, are accounted for under liability accounting and are fair valued at each reporting period. At June 30, 2017, these warrants had a fair value of $3,720,000 (see Note 5).

In the 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $1.00 and a term of five years. These warrants due to certain derivative features are accounted for under liability accounting and are fair valued at each reporting period. At June 30, 2017, these warrants had a fair value of $1,897,000.

The combined value for the warrant liability at June 30, 2017 is $5,617,000 (see Note 5).

During the 2017 registered direct offering, Ampio issued placement agent warrants to purchase an aggregate of approximately 879,000 shares of common stock at an exercise price of $0.76 with a term of five years. These warrants are accounted for as equity based awards (see Note 7). They were valued using the Black-Scholes methodology. Significant assumptions were as follows:

Expected volatility	94.6%
Risk free interest rate	1.71%
Expected term (years)	5.0
Dividend yield	0.0%

In the 2016 registered direct offering, Ampio issued to the placement agent warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.9375 with a term of five years. These warrants are accounted for as equity based awards (see Note 7). They were valued using the Black-Scholes methodology.

In March 2017, the Company modified 498,576 of its outstanding warrants which extended the expiration until June 30, 2018. The $75,000 additional expense related to this modification was recognized in the quarter ended March 31, 2017.

In March 2017, the Company modified the five million warrants issued in conjunction with the Company’s September 2016 registered direct offering with an original strike price of $1.00 down to $0.40. The $1.1 million gain related to this modification was recognized in the quarter ended March 31, 2017 (see Note 7).

Note 9—Related Party Transactions

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with Trauma Research LLC, an entity controlled by Ampio’s Director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which had been amended seven times with the last amendment occurring in June 2017. Under the amended terms, the agreement was terminated effective July 5, 2017. The remaining prepaid of $252,000 was expensed during the quarter ended June 30, 2017. In conjunction with terminating this agreement, the Company extended the contract for Dr. Bar-Or for an additional year. He will continue his current roles as the Chief Scientific Officer and a director.

Service Agreement

In June 2017, Ampio terminated the shared services agreement with Aytu. As of June 30, 2017, Aytu owed Ampio $65,000 under this agreement. For the six months ended June 30, 2017 and 2016, the total shared overhead cost was $104,000 and $131,000, respectively.

Note 10—Litigation

 As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, the plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On September 27, 2016, plaintiffs filed a second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On April 6, 2017, the Court preliminarily approved the settlement and set a final settlement approval hearing for August 28, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants.

On August 6, 2015 and September 25, 2015, purported stockholders of the Company brought derivative actions in the United States District Court in the Central District of California, Oglina v. Macaluso et al., Case No. 2:15-cv-05970-TJH-PJW (“Oglina action”) and the Colorado state court in Denver, Loyd v. Giles et al., Case No. 2015CV33429 (“Loyd action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the STEP study. On or about March 24, 2017, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in both the Oglina action and the Loyd action. On June 26, 2017, the settlement was finally approved by the Court and the Oglina action was dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants. On June 28, 2017, the Loyd action was also dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants.

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

Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers on Ampion, including several peer-reviewed publications.

We have completed seven trials related to Ampion and have begun a pivotal phase three trial for this product.

Clinical Development Pathway

In September and December 2016, we met with the Center for Biologics Evaluation and Research, or CBER, Division of the U.S. Food and Drug Administration, or FDA, to seek guidance on the best path forward to obtain a Biological License Application, or BLA, for Ampion™ to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filing our BLA for Ampion. Based on guidance from the FDA, we will conduct another Ampion trial that will be smaller than our prior trials with 171 patients, randomization of 6 to 1 (Ampion™/Saline) on patients with severe osteoarthritis of the knee, defined radiologically as KL 4 patients. The 6-1 randomization will preserve blinding and prevent the bias in the assessment that might be associated with an unblinded evaluation; however, only Ampion™ treated patients will be evaluated. This 12-week study will evaluate the responder rate of Ampion™ treated patients as defined by Osteoarthritis Research Society International (“OARSI”), which includes pain, function, and patient global assessment. The outcome of this study will contribute to the label of Ampion™ which may include pain, function, and patient global assessment. Using the Outcome Measures in Rheumatology Clincal Trials (“OMERACT”) OMERACT-OARSI responder rate definition and the analysis proposed in this protocol, all previous Ampion™ single injections clinical trials would have successfully met this endpoint.  We believe this trial can be completed in the fourth quarter of fiscal 2017. If the trial is successful, we plan to file the BLA thereafter, pending any partnership discussions.

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

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol that we are developing to treat diabetic macular edema, or DME. Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell linkage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies. Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations, such as Optina, danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shifts the balance towards stress fiber formation and increases vascular permeability.

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

Recent Financing Activities

In June 2017, we completed a registered direct offering. In this offering, we issued directly to multiple investors approximately 11.0 million shares of our common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and are exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise even if the effectiveness of the registration statement is not maintained, but securities law would prevent us from issuing registered shares in a cash exercise. Therefore, we presumably could be forced to cash settle the warrant. Based on this additional derivative feature of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76 and a termination date of June 1, 2022. These warrants had a value of $369,000 when they were issued and are accounted for as equity based warrants. We also incurred expenses related to legal, accounting, and other registration cost of $292,000.

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

On March 27, 2017, we entered into a Waiver and Consent Letter Agreement, or the Waiver and Consent Agreement, with the investor, amending the terms of warrants previously issued to the investor in September 2016. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event we secure any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on our ability to issue or sell shares of our common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, we agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of our capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, we recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

We also have access to a controlled equity offering which we used to generate $153,000 of gross proceeds by selling 163,254 common shares in August 2016. The placement agent received a fixed commission of 3.0% of the gross proceeds from the shares sold. We could use the controlled equity offering to generate additional funding in the near future.

We did not use the controlled equity offering in the six months ended June 30, 2017.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and have therefore incurred significant net losses totaling $158.0 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of June 30, 2017, we had $4.9 million of cash which we expect can fund our operation through the next few months from the issuance date of this report. To operate as planned in fiscal 2017 and into 2018, we will need to raise at least $4.0 million through equity offerings, debt, partnering/licensing transactions or other financing tools. If we are unable to maintain a stockholder’s equity balance of over $6.0 million, we will fall below the continued listing standard of the NYSE MKT Company Guide.

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

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance, useful lives of assets, accrued compensation, stock compensation, the valuation of the Aytu BioScience investment and warrant derivative liability. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2016 Annual Report reported on Form 10-K, filed with the SEC on March 16, 2017.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2017) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations—June 30, 2017 Compared to June 30, 2016

Results of operations for the three months ended June 30, 2017, or the “2017 quarter,” and the three months ended June 30, 2016, or the “2016 quarter,” reflected net losses from continuing operations of approximately $2.6 million and $5.1 million, respectively. These losses include non-cash items of loss equity investment, unrealized loss on trading security, stock-based compensation, depreciation and amortization, amortization of prepaid research and development - related party and common stock issued for services. In the 2017 quarter, there was a $2.1 million non-cash gain on the warrant derivative which decreased our loss. The related party cost increased in the 2017 quarter by $252,000 as our sponsored research agreement with Trauma Research LLC, or the Trauma Research Agreement, was terminated in June 2017 resulting in acceleration of prepaid expense amortization.

Results of operations for the six months ended June 30, 2017, or the “2017 period,” and the six months ended June 30, 2016, or the “2016 period,” reflected net losses from continuing operations of approximately $4.5 million and $11.8 million, respectively. These losses include non-cash items of loss equity investment, unrealized loss on trading security, stock-based compensation, depreciation and amortization, amortization of prepaid research and development - related party and common stock issued for services. In the 2017 period, there was a $3.2 million non-cash gain on the warrant derivative which decreased our loss. The related party cost increased for the six months ended June 30, 2017 by $252,000 as the Trauma Research Agreement was terminated in June 2017 resulting in acceleration of prepaid expense amortization.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Clinical trials and sponsored research	$1,920,000	$1,363,000	$2,235,000	$4,170,000
Labor	608,000	696,000	1,291,000	1,594,000
Consultants and other	501,000	645,000	1,065,000	1,125,000
Stock-based compensation	41,000	65,000	83,000	155,000
Sponsored research - related party	288,000	36,000	324,000	72,000
	$3,358,000	$2,805,000	$4,998,000	$7,116,000

Research and development costs consist of clinical trials and sponsored research, labor, consultants and other, stock-based compensation and sponsored research – related party. Research and development expense increased $553,000, or 19.7%, for the 2017 quarter compared to the 2016 quarter. The increase is primarily due to clinical trials and sponsored research expense. The clinical trials expense is larger than the same quarter last year as we initiated our current trial during the 2017 quarter. The increase in sponsored research-related party was the result of terminating the Trauma Research Agreement.

Research and development expense decreased $2.1 million, or 29.8%, for the six months ended June 30, 2017 compared to the same period in 2016. Clinical trial and sponsor research cost was $1.9 million higher in the 2016 period compared to the 2017 period because we were conducting a trial during the first and second quarters of 2016. In 2017, the trial was started at the end of the second quarter. During the second half of 2017, we expect our clinical trial expense to continue to increase as we conduct a new Ampion trial and prepare to file the BLA with the FDA.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Stock-based compensation	$139,000	$208,000	$293,000	$788,000
Professional fees	287,000	208,000	478,000	663,000
Occupancy, travel and other	352,000	445,000	798,000	892,000
Labor	268,000	349,000	541,000	737,000
Patent costs	216,000	302,000	435,000	483,000
Directors fees	79,000	51,000	164,000	111,000
	$1,341,000	$1,563,000	$2,709,000	$3,674,000

General and administrative costs decreased $222,000, or 14.2%, for the quarter ended June 30, 2017 compared to the same quarter in 2016. The decrease in stock-based compensation is the result of fewer option awards being granted at lower strike prices over the past few years. Labor cost has decreased in 2017 because of a reduction in headcount. Patent costs have decreased due to a reduction in research as we focus on Ampion.

General and administrative costs decreased $965,000, or 26.3%, for the six months ended June 30, 2017 compared to the same period in 2016. During the six months ended June 30, 2017, we did not have expenses relating to stock-based compensation from the acceleration of the Aytu stock options held by Ampio employees and professional fees related to shareholder lawsuits that were experienced during the same time period in 2016. We expect our general and administrative expenses to decrease during the remainder of 2017 as we focus on cost reduction measures.

Loss from Operations

The loss from operations for the quarter ended June 30, 2017 of $2.6 million is less than the loss from operations of $5.1 million for the same quarter in 2016. The loss from operations during the six months ended June 30, 2017 of $4.5 million is less than the loss from operations of $11.8 million for the same period in 2016. As stated previously, we expect our clinical trial expense to continue to increase as we conduct a new Ampion trial and prepare to file the BLA with the FDA.

Net Cash Used in Operating Activities

During the six-month period ended June 30, 2017, our operating activities used approximately $5.7 million in cash, which was more than the net loss of $4.5 million primarily as a result of the non-cash gain in the warrant derivatives which was offset by an increases in accounts payable, stock based compensation, depreciation and the acceleration of the related party amortization.

In the 2016 period, our operating activities used approximately $9.5 million in cash which was less than the net loss of $11.8 million primarily as a result of the non-cash items such as losses in equity investments in Aytu, stock-based compensation and depreciation and amortization offset by increased in prepaids and decrease in accounts payable.

Net Cash Used in Investing Activities

During the six-month period ended June 30, 2017, cash was used to acquire $17,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the six-month period ended June 30, 2017, there were gross proceeds from the sale of common stock in a registered direct offering of $6.6 million offset by offering costs of $825,000.

Liquidity and Capital Resources

We have not generated revenue or profits as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of June 30, 2017, we had $4.9 million of cash which we expect can fund our operation through the next few months. To operate as planned in fiscal 2017 and into 2018 we will need to raise at least $4.0 million through equity offerings, debt, partnering/licensing transaction or other financing tools. This projection is based on several assumptions that may be prove to be incorrect, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital within the next few months to continue our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we are in negotiations with potential investors for near-term financing.

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

 As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, the plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On September 27, 2016, plaintiffs filed a second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On April 6, 2017, the Court preliminarily approved the settlement and set a final settlement approval hearing for August 28, 2017. The settlement, which provides for dismissal of all claims with prejudice, is subject to final approval by the Court. Upon final approval by the Court, all claims will be dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants.

On August 6, 2015 and September 25, 2015, purported stockholders of the Company brought derivative actions in the United States District Court in the Central District of California, Oglina v. Macaluso et al., Case No. 2:15-cv-05970-TJH-PJW (“Oglina action”) and the Colorado state court in Denver, Loyd v. Giles et al., Case No. 2015CV33429 (“Loyd action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the STEP study. On or about March 24, 2017, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in both the Oglina action and the Loyd action. On June 26, 2017, the settlement was finally approved by the Court and the Oglina action was dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants. On June 28, 2017, the Loyd action was also dismissed with prejudice with no admission or finding of any liability or wrongdoing by the defendants.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated June 2, 2017, by and among the Company and the investors named therein (1).

10.2	Addendum No. 7, dated June 30, 2017, to the Sponsored Research Agreement, dated September 1, 2009, by and between the Company and Trauma Research LLC (2).

10.3	Amendment to Employment Agreement between the Company and David Bar-Or, M.D., dated June 30, 2017 (2)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 6, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: August 9, 2017

By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary
Date: August 9, 2017

