Form 10-Q
period 2017-09-30
Ampio Pharmaceuticals, Inc.
filed 2017-11-07
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2017, there were 75,941,809 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

INDEX

		Page
	PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4

	Statements of Operations for the three and nine months ended September 30, 2017 (unaudited) and the three and nine months ended September 30, 2016 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit) (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2017 (unaudited) and the nine months ended September 30, 2016 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

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

PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,807,149	$4,894,834
Trading security Aytu BioScience, Inc. (Note 4)	20,445	122,641
Prepaid expenses and other	422,970	240,890
Prepaid research and development - related party (Note 9)	-	143,802
Total current assets	2,250,564	5,402,167

Fixed assets, net (Note 3)	7,102,612	7,980,011
Long-term portion of prepaid research and development - related party (Note 9)	-	179,752
Deposits	33,856	33,856

Total assets	$9,387,032	$13,595,786

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,027,773	$709,294
Accrued compensation	1,184,310	1,365,693
Deferred rent	59,579	59,579
Total current liabilities	2,271,662	2,134,566

Long-term deferred rent	550,905	588,303
Warrant derivative liability	6,763,930	4,238,606
Total liabilities	9,586,497	6,961,475

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding - 68,232,409 in 2017 (unaudited) and 57,179,686 in 2016	6,823	5,718
Additional paid-in capital	161,656,114	159,732,194
Advance to stockholder	-	(25,160)
Accumulated deficit	(161,862,402)	(153,078,441)
Total stockholders’ equity	(199,465)	6,634,311

Total liabilities and stockholders’ equity	$9,387,032	$13,595,786

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses
Research and development	$1,992,825	$1,752,273	$6,659,349	$8,796,848
Research and development - related party (Note 9)	-	35,951	323,554	107,851
General and administrative	1,073,458	1,555,527	3,776,654	5,229,436
Total operating expenses	3,066,283	3,343,751	10,759,557	14,134,135

Other income (expense)
Interest income	-	3,080	3,086	19,789
Derivative (loss) gain	(1,146,772)	(715,732)	2,092,994	(715,732)
Unrealized (loss) gain on trading security	(39,854)	64,274	(102,196)	64,274
Loss from equity investment in Aytu BioScience, Inc.	-	-	-	(1,043,353)
Total other income (expense)	(1,186,626)	(648,378)	1,993,884	(1,675,022)

Net loss from continuing operations	$(4,252,909)	$(3,992,129)	$(8,765,673)	$(15,809,157)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.14)	$(0.30)

Weighted average number of common shares outstanding	68,232,409	53,842,234	62,072,354	52,629,343

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid- in	Advance to	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stockholder	Deficit	Equity

Balance - December 31, 2016	57,179,686	$5,718	$159,732,194	$(25,160)	$(153,078,441)	$6,634,311

Common stock issued for services (unaudited)	62,478	6	59,994	-	-	60,000
Warrant modification (unaudited)	-	-	74,527	-	-	74,527
Stock-based compensation (unaudited)	-	-	622,231	-	-	622,231
Stock-based compensation forfeitures (see Note 1) (unaudited)	-	-	4,725	-	(18,288)	(13,563)
Common stock issued in connection with registered direct offering, net of offering costs of $1,181,753 (unaudited)	10,990,245	1,099	792,978	-	-	794,077
Warrants issued in connection with registered direct offering to the placement agent (unaudited)	-	-	369,465	-	-	369,465
Write-off of advance (unaudited)	-	-	-	25,160	-	25,160
Net loss (unaudited)	-	-	-	-	(8,765,673)	(8,765,673)
			-
Balance - September 30, 2017 (unaudited)	68,232,409	$6,823	$161,656,114	$-	$(161,862,402)	$(199,465)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(8,765,673)	$(15,809,157)

Adjustments to reconcile net loss to net cash used in operating activities
Losses in equity investment in Aytu BioScience, Inc.	-	1,043,353
Stock-based compensation and warrant modification	683,195	1,362,646
Depreciation and amortization	910,725	916,598
Write-off of advances to stockholder	25,160	-
Amortization of prepaid research and development - related party (Note 9)	323,554	107,851
Common stock issued for services	60,000	60,000
Derivative (gain) loss	(2,092,994)	715,732
Unrealized loss (gain) on trading security	102,196	(64,274)
Repayment of advance to stockholder	-	39,987
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(182,080)	(49,646)
Increase (decrease) in accounts payable	318,479	(657,486)
Decrease in deferred rent	(37,398)	(30,143)
(Decrease) increase in accrued compensation	(181,383)	320,322
Net cash used in operating activities	(8,836,219)	(12,044,217)
Cash flows used in investing activities
Purchase of fixed assets	(33,326)	-
Net cash used in investing activities	(33,326)	-
Cash flows from financing activities
Proceeds from sale of common stock related to the Registered Direct Offering	6,594,148	3,750,000
Costs related to sale of common stock related to the Registered Direct Offering	(812,288)	(338,005)
Proceeds from sale of common stock related to the controlled equity offering	-	153,313
Costs related to sale of common stock related to the controlled equity offering	-	(102,530)
Net cash provided by financing activities	5,781,860	3,462,778

Net change in cash and cash equivalents	(3,087,685)	(8,581,439)
Cash and cash equivalents at beginning of period	4,894,834	15,998,392
Cash and cash equivalents at end of period	$1,807,149	$7,416,953

Non-cash transactions:
Distribution to stockholders	$-	$13,018,687
Warrant derivative liability - registered offering	4,618,318	4,127,130
Warrants issued to placement agent in connection with registered offering	369,465	88,530

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1 - Basis of Presentation

These unaudited financial statements represent the financial statements of Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”). These unaudited financial statements should be read in conjunction with Ampio’s Annual Report on Form 10-K for the year ended December 31, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Ampio for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended September 30, 2017 is unaudited.

Ampio is a biopharmaceutical company primarily focused on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability.

Ampio’s activities have been primarily related to research and development and raising capital. The Company has not generated revenue to date.

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting” . The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. These amendments were effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to recognize forfeitures as they occur rather than estimating the forfeiture rate on the option grant date. The cumulative-effect of the change was $18,000 which was charged to retained earnings during the first quarter.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. These amendments refine and expand hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company currently does not apply hedge accounting so there is no impact expected from this standard on the financial statements.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had cash of $1.8 million as of September 30, 2017 with a net loss of $8.8 million for the period ended September 30, 2017. The Company used net cash in operations of $8.8 million for the period ended September 30, 2017. The Company ended the quarter with an accumulated deficit of $161.9 million and a deficit in stockholders’ equity of $199,000. In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In October 2017, the Company raised net proceeds of $6.3 million from a Securities Purchase Agreement (See Note 11). Ampio expects current cash resources and the lack of operating cash flows will not be sufficient to sustain operations through the second quarter of 2018. The ability of the Company to continue its operations is dependent on management’s plans, which include continuing to raise equity-based and debt financing. The Company is currently in negotiation with potential investors for financing. However, there is no assurance that the Company will be successful in raising sufficient capital.

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

Note 3 - Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of September 30,	As of December 31,
	Useful Lives in years	2017	2016

Manufacturing facility/clean room	8	$2,734,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 -10	557,000	557,000
Lab equipment	5 -10	1,060,000	1,026,000
Less accumulated depreciation and amortization		(3,323,000)	(2,412,000)

Fixed assets, net		$7,103,000	$7,980,000

Note 4 - Trading Security Aytu BioScience, Inc.

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

In July 2016, the Company determined that Ampio’s influence was no longer significant over Aytu’s Board of Directors. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. The Aytu security is recorded at fair value on the accompanying balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations. As of September 30, 2017, Ampio’s ownership in Aytu’s outstanding shares was less than 1.0%.

Note 5 - Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, trading security in Aytu, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of financial instruments, including cash and cash equivalents, receivable from Aytu, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short maturity of these instruments. The fair value of trading securities is based on quoted market prices, if available, or estimated discounted future cash flows. Warrants were recorded at estimated fair value based on a Monte Carol warrant pricing model. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2017
ASSETS
Trading security Aytu (Note 4)	$21,000	$-	$-	$21,000

LIABILITIES
Warrant derivative liability	$-	$-	$6,764,000	$6,764,000

December 31, 2016
ASSETS
Trading security Aytu (Note 4)	$123,000	$-	$-	$123,000

LIABILITIES
Warrant derivative liability	$-	$-	$4,239,000	$4,239,000

On August 25, 2017, Aytu announced a 1-for-20 stock split which automatically converted twenty shares of Aytu’s common stock into one new share of common stock. The estimated fair value of the Company’s investment, the trading security in Aytu is recorded at fair value which represents Ampio’s ownership shares in Aytu of 5,111 after the stock split, multiplied by Aytu’s closing stock price on September 30, 2017 and December 31, 2016, which is classified as Level 1 (quoted price is available).

		Value at December 31,	Unrealized		Fair Value at September 30,
	Maturity in Years	2016	Gains	Losses	2017
Trading security Aytu (Note 4)	Less than 1 year	$123,000	$-	$(102,000)	$21,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability are based on estimates of the value of Ampio’s common stock and various factors regarding the warrants. These assumptions were as follows as of September 30, 2017 and at issuance:

	September 30, 2017	At Issuance
Assumptions for warrants issued June 2, 2017:
Exercise price	$0.76	$0.76
Volatility	93.4%	94.6%
Equivalent term (years)	4.67	5.00
Risk-free interest rate	1.87%	1.71%
Number of shares	10,990,245	10,990,245

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2016	$4,239,000
Warrants issuances	4,618,000
Change in fair value	(2,093,000)
Balance as of September 30, 2017	$6,764,000

Note 6 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

		Remaining
	Total	2017	2018	2019	2020	2021	Thereafter

Ampion supply agreement	$7,459,000	$2,359,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	1,948,000	1,948,000	-	-	-	-	-
Facility lease	2,398,000	77,000	316,000	326,000	335,000	345,000	999,000
	$11,805,000	$4,384,000	$2,866,000	$2,876,000	$335,000	$345,000	$999,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.5 million. Per an amendment to the original agreement, Ampio was not committed to purchase any product in 2016 and has extended the agreement to 2019.

Clinical Research and Trial Obligations

As of September 30, 2017, Ampio has a remaining commitment of $1,948,000 on a contract related to the current clinical trial of Ampion.

Facility Lease

On December 13, 2013, Ampio entered into a 125-month non-cancellable operating lease for office space and the manufacturing facility effective May 1, 2014. The lease has initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. The Company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Rent expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Rent expense	$65,000	$64,000	$195,000	$194,000

Note 7 - Common Stock

Capital Stock

At September 30, 2017 and December 31, 2016, Ampio had 68,232,409 and 57,179,686 shares of common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding. Ampio has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in April 2017 by the SEC. As a result of equity raises, approximately $85.1 million remained available under the Form S-3 as of September 30, 2017. This shelf registration statement on Form S-3 expires in March of 2020.

Registered Direct Offering

In June 2017, the Company completed a registered direct offering. In this offering, Ampio issued directly to multiple investors approximately 11.0 million shares of its common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and are exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise even if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company presumably could be forced to cash settle the warrant. Based on this additional derivative feature of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” . On the date of issuance, these warrants were valued at $4.6 million.

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

The investor warrants had an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants included provisions for the adjustment to the exercise price upon subsequent issuances of common stock by the Company at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares would remain unchanged. The investor warrants also include a provision for cash redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375 and a termination date of September 1, 2021. These warrants had a value of $89,000 when they were issued and were accounted for as equity based warrants. The Company also incurred expenses related to legal, accounting, and other registration cost of $113,000.

The Company’s net cash proceeds from the registered direct offering were $3.4 million. The additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds which exceeded 100% of the proceeds requiring the Company to take the additional cost above the transaction proceeds and recognize them as a loss on the day it entered the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations for the year ended December 31, 2016.

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

No shares were sold under the Agreement in the nine months ended September 30, 2017.

Common Stock Issued for Services

Ampio issued 62,478 and 18,126 shares of common stock valued at $60,000 and $60,000, respectively, for non-employee directors as part of their director fees for fiscal years 2017 and 2016, respectively.

Note 8 - Equity Instruments

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

During the nine months ended September 30, 2017, the Company granted 1,571,334 options at a weighted average exercise price of $0.65 to officers, directors and employees. Of the options granted, 628,000 options vested immediately while 943,334 vest over a one to three-year period.

Ampio stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2016	7,175,832	$3.64	4.99
Granted	1,571,334	$0.65
Exercised	-	$-
Forfeited	(1,438,334)	$4.02
Expired or Cancelled	-	$-
Outstanding September 30, 2017	7,308,832	$2.85	5.41
Exercisable at September 30, 2017	6,335,494	$3.16	4.78
Available for grant at September 30, 2017	2,916,169

Stock options outstanding at September 30, 2017 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.48 - $2.00	3,196,888	$0.90	6.48
$2.01 - $5.00	2,731,944	$3.05	4.14
$5.01 - $8.93	1,380,000	$6.99	5.42
	7,308,832	$2.85	5.41

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of its stock. Ampio adopted ASU 2016-09 in 2017 and no longer estimates a forfeiture rate. Instead, forfeitures are recognized as they occur. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the period ending September 30, 2017, using the following assumptions:

Expected volatility	34.35% - 113.2%
Risk free interest rate	1.16% - 2.13%
Expected term (years)	0.5 - 6.5
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses or selling, general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses
Stock-based compensation	$179,000	$162,000	$255,000	$317,000

General and administrative expenses
Common stock issued for services	-	-	60,000	60,000
Stock-based compensation	127,000	281,000	354,000	1,009,000
	$306,000	$443,000	$669,000	$1,386,000

Unrecognized expense at September 30, 2017	$378,000

Weighted average remaining years to vest	1.57

Warrants

Ampio has issued warrants in conjunction with private and public offerings. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2016	5,648,576	$0.67	4.28
Warrants issued	11,869,464	$0.76
Warrants exercised	-	$-
Outstanding September 30, 2017	17,518,040	$0.73	4.34

In connection with the June 2017 registered direct offering, Ampio issued to investors warrants to purchase an aggregate of approximately 11 million shares of common stock at an exercise price of $0.76 and a term of five years. These warrants, due to certain derivative features, are accounted for under liability accounting and are fair valued each reporting period. At September 30, 2017, these warrants had a fair value of $4,475,000 (see Note 5).

In the 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5 million shares of common stock at an exercise price of $1.00 with a term of five years. These warrants due to certain derivative features are accounted for under liability accounting and are fair valued each reporting period. At September 30, 2017, these warrants had a fair value of $2,289,000 (see Note 5).

The combined value for the warrant liability at September 30, 2017 is $6,764,000 (see Note 5).

During the 2017 registered direct offering, Ampio issued placement agent warrants to purchase an aggregate of approximately 879,000 shares of common stock at an exercise price of $0.76 with a term of five years. These warrants were accounted for as equity based awards (see Note 7). They were valued using the Black-Scholes methodology. Significant assumptions were as follows:

Expected volatility	94.6%
Risk free interest rate	1.71%
Expected term (years)	5.0
Dividend yield	0.0%

In the 2016 registered direct offering, Ampio issued to the placement agent warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.9375 with a term of five years. These warrants were accounted for as equity based awards (see Note 7). They were valued using the Black-Scholes methodology.

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

Note 9 - Related Party Transactions

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with Trauma Research LLC, an entity controlled by Ampio’s Director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which was amended seven times with the last amendment occurring in June 2017. Under the amended terms, the agreement was terminated effective July 5, 2017. The remaining prepaid of $252,000 was expensed during the quarter ended June 30, 2017. In conjunction with terminating this agreement, the Company extended the contract for Dr. Bar-Or for an additional year. He will continue his current roles as the Chief Scientific Officer and a director.

Service Agreement

In June 2017, Ampio terminated the shared services agreement with Aytu. As of September 30, 2017, Aytu owed Ampio $10,000 under this agreement. For the nine months ended September 30, 2017 and 2016, the total shared overhead cost was $77,000 and $183,000, respectively.

Note 10 - Litigation

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, the plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On September 27, 2016, plaintiffs filed a second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On September 29, 2017, the settlement was finally approved by the Court and all claims were dismissed with prejudice and with no admission or finding of any liability or wrongdoing by the defendants.

Note 11 - Subsequent Events

On October 15, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with certain investors. Pursuant to the terms of the Purchase Agreement, the Company sold approximately 7.7 million shares with total gross proceeds of $6.7 million of its common stock, $0.0001 par value per share (the “Common Stock”) at a price per share of $0.875 (the “Offering”). The Offering closed on October 18, 2017. The net proceeds to the Company from the Offering were $6.3 million, including estimated Offering expenses payable by the Company.

The Shares were sold pursuant to the Company’s shelf registration statement on Form S-3. The shelf registration statement was declared effective by the SEC on April 20, 2017.

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

Product Update –

We continue to execute our business plan and advance our main drug candidates.

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, an approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers and peer-reviewed publications on the mechanism of Ampion.

We are currently developing Ampion as an intra-articular injection to treat pain due to severe osteoarthritis of the knee, or OAK. Osteoarthritis is a growing epidemic in the United States and symptomatic OAK is expected to impact 1 in 2 Americans. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little to no treatment options other than total knee arthroscopy. The Federal Drug Administration, or FDA has stated that severe OAK is an ‘unmet medical need’ with no licensed therapies for this indication.

We have completed seven trials related to Ampion and have closed enrollment of our current pivotal phase three trial for this product.

Clinical Development Pathway

In September and December 2016, we met with the Center for Biologics Evaluation and Research, or CBER, Division of the FDA to seek guidance on the best path forward to obtain a Biological License Application, or BLA, for Ampion to treat patients suffering from pain caused by severe osteoarthritis of the knee. As a result of these meetings, we continued our discussions with the FDA into the first quarter of fiscal 2017 while analyzing the best way to proceed towards filing our BLA for Ampion. Based on these discussions with the FDA, we began an Ampion trial for the treatment of the signs and symptoms of severe OAK and announced the close of enrollment and dosing of patients in this trial on September 18, 2017. This 12-week study will evaluate the responder rate of Ampion-treated patients as defined by the Osteoarthritis Research Society International (“OARSI”) Standing Committee for Clinical Trials Response Criteria Initiative (OMERACT), which includes pain, function, and patient global assessment. Based on this OMERACT-OARSI responder rate definition and the analysis proposed in this protocol, all previous Ampion single injections clinical trials would have successfully met this endpoint. We believe this trial will be completed in the fourth quarter of fiscal 2017. If the trial is successful, we plan to file the BLA thereafter, pending any partnership discussions.

We also intend to study Ampion for therapeutic applications other than osteoarthritis of the knee and hand. We may engage development partners to study Ampion in various conditions including: (i) acute and chronic inflammatory conditions; (ii) degenerative joint diseases; and (iii) respiratory disorders. Based on the continuing evaluation, we are also studying Ampion’s effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion clinical portfolio, and will enable clinical applications in large therapeutic markets where there are significant unmet needs.

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

Recent Financing Activities

In October 2017, we entered into a Securities Purchase Agreement, with certain investors. Pursuant to the terms of the Purchase Agreement, we agreed to sell approximately 7.7 million shares of common stock at a price per share of $0.875 per share. The gross proceeds from the offering were approximately $6.7 million. The costs associated with the offering was approximately $419,000. The shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC on April 20, 2017.

In June 2017, we completed a registered direct offering. In this offering, we issued directly to multiple investors approximately 11.0 million shares of our common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

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

The investor warrants had an exercise price of $1.00 per share and are immediately exercisable with a term of five years from issuance. In addition, the investor warrants included provisions for the adjustment to the exercise price upon subsequent issuances of our common stock at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares would remain unchanged. The investor warrants also include a provision for cash redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these additional derivative features of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375 and a termination date of September 1, 2021. These warrants had a value of $89,000 when they were issued and were accounted for as equity based warrants. We also incurred expenses related to legal, accounting, and other registration cost of $113,000.

Our net cash proceeds from the registered direct offering were $3.4 million. The additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds which exceeded 100% of the proceeds requiring us to take the additional cost above the transaction proceeds and recognize them as a loss on the day we entered the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations for the year ended December 31, 2016.

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

We did not use the controlled equity offering in the nine months ended September 30, 2017.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and therefore have incurred significant net losses totaling $161.9 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of September 30, 2017, we had $1.8 million of cash. In October 2017, we raised net proceeds of $6.3 million from a Securities Purchase Agreement (See Note 11 to the Financial Statements). Based on this recent capital raise, we expect our capital resources will not last through the second quarter of 2018.

On September 1, 2017, we received a letter from the NYSE American, or the Exchange, stating that the Exchange had determined that we were not in compliance with Sections 1003(a)(iii) of the Exchange Company Guide and the stockholder’s equity continued listing standards applicable to us due to our recently reported stockholder’s equity of $3,734,756 as of June 30, 2017 and net losses in our five most recent fiscal years ended December 31, 2016 (See Item 1A).

We submitted a plan on October 2, 2017 advising the Exchange of the actions that will be taken to regain compliance with the continued listing standards by March 19, 2019. If our plan is accepted by the Exchange, then we will be able to continue our listing during the period ending March 1, 2019. During this period, we will be subject to periodic reviews, including quarterly monitoring, for compliance with the plan. If the plan is not accepted, delisting proceedings will commence.

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

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance, useful lives of assets, accrued compensation, stock compensation, the valuation of the Aytu BioScience investment and warrant derivative liability. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2016 Annual Report on Form 10-K, filed with the SEC on March 16, 2017.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2017) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations-September 30, 2017 Compared to September 30, 2016

Results of operations for the three months ended September 30, 2017, or the “2017 quarter,” and the three months ended September 30, 2016, or the “2016 quarter,” reflected net losses from continuing operations of approximately $4.3 million and $4.0 million, respectively. These losses include non-cash items of loss in equity investment, unrealized loss on trading security, stock-based compensation, depreciation and amortization, write off of advance to stockholders, amortization of prepaid research and development - related party and common stock issued for services. In the 2017 quarter, there was a $1.1 million non-cash loss on the warrant derivative which increased our loss.

Results of operations for the nine months ended September 30, 2017, or the “2017 period,” and the nine months ended September 30, 2016, or the “2016 period,” reflected net losses from continuing operations of approximately $8.8 million and $15.8 million, respectively. These losses include non-cash items of loss in equity investment, unrealized loss on trading security, stock-based compensation, depreciation and amortization, write off of advance to stockholders, amortization of prepaid research and development - related party and common stock issued for services. In the 2017 period, there was a $2.1 million non-cash gain on the warrant derivative which decreased our loss.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Clinical trials and sponsored research	$854,000	$493,000	$3,089,000	$4,663,000
Labor	476,000	514,000	1,767,000	2,109,000
Consultants and other	484,000	583,000	1,548,000	1,708,000
Sponsored research - related party	-	36,000	324,000	108,000
Stock-based compensation	179,000	162,000	255,000	317,000
	$1,993,000	$1,788,000	$6,983,000	$8,905,000

Research and development costs consist of clinical trials and sponsored research, labor, consultants and other, stock-based compensation and sponsored research - related party. Research and development expense increased $204,000, or 11.4%, for the 2017 quarter compared to the 2016 quarter. The increase is primarily due to clinical trials and sponsored research expense. The clinical trials expense is larger than the same quarter last year as we initiated our current trial during the 2017 fiscal year. Labor costs decreased in 2017 due to a reduction in headcount, as well as implementation of the new PTO policy. Consultants and other costs decreased in 2017 as we continue to focus on cost reduction measures.

Research and development expense decreased $1.9 million, or 21.6%, for the 2017 period compared to the same period in 2016. Clinical trial and sponsored research cost was $1.6 million higher in the 2016 period compared to the 2017 period because we were conducting a trial during the first three quarters of 2016. In 2017, the trial was started at the end of the second quarter. For the remainder of 2017, we expect our clinical trial expense to continue to increase as we finalize the Ampion trial and prepare to file the BLA with the FDA. The increase in sponsored research-related party was the result of accelerated costs due to terminating the Trauma Research Agreement.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Occupancy, travel and other	$575,000	$308,000	$1,373,000	$1,200,000
Labor	202,000	346,000	743,000	1,083,000
Professional fees	94,000	278,000	573,000	942,000
Patent costs	12,000	282,000	447,000	764,000
Stock-based compensation	127,000	281,000	414,000	1,069,000
Directors fees	63,000	61,000	227,000	171,000
	$1,073,000	$1,556,000	$3,777,000	$5,229,000

 General and administrative costs decreased $483,000, or 31.0%, for the 2017 quarter compared to the 2016 quarter. Professional fees have decreased due to a reduction in legal fees from the class action lawsuits. The decrease in stock-based compensation is the result of option awards being granted at a lower strike price and previously awarded high priced options becoming fully vested during the 2016 quarter. Labor cost has decreased in 2017 because of a reduction in headcount and not recording a monthly bonus accrual. Patent costs have decreased due to us delaying non-essential patent renewals until 2018 as we focus on Ampion, in addition to a credit memo received from the patent attorney related to Aytu.

General and administrative costs decreased $1.5 million, or 27.8%, for the 2017 period compared to the 2016 period due to our focus on cost reduction measures. Occupancy, travel and other expenses increased due to a contractual agreement to grow potential partnerships. During the nine months ended September 30, 2017, we did not have expenses relating to stock-based compensation from the acceleration of the Aytu stock options held by Ampio employees and professional fees related to shareholder lawsuits that were experienced during the same time period in 2016. We expect our general and administrative expenses to continue to decrease during the remainder of 2017 as we focus on cost reduction measures.

Loss from Operations –

The loss from operations for the quarter ended September 30, 2017 of $4.3 million is greater than the loss from operations of $4.0 million for the same quarter in 2016. The loss from operations during the nine months ended September 30, 2017 of $8.8 million is less than the loss from operations of $15.8 million for the same period in 2016. As stated previously, we expect our clinical trial expense to continue to increase as we conduct a new Ampion trial and prepare to file the BLA with the FDA.

Net Cash Used in Operating Activities

During the 2017 period, our operating activities used approximately $8.8 million in cash, which was equal to the net loss of $8.8 million primarily as a result of the non-cash gain in the warrant derivatives which was offset by an increase in accounts payable, stock based compensation, depreciation and the acceleration of the related party amortization.

In the 2016 period, our operating activities used approximately $12.0 million in cash which was less than the net loss of $15.8 million primarily as a result of the non-cash items such as losses in equity investments in Aytu, stock-based compensation and depreciation and amortization offset by decrease in accounts payable.

Net Cash Used in Investing Activities

During the 2017 period, cash was used to acquire $33,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2017 period, there were gross proceeds from the sale of common stock in a registered direct offering of $6.6 million offset by offering costs of $812,000.

During the 2016 period, there were gross proceeds from the registered direct offering and controlled equity offering of $3.9 million with net proceeds of $3.5 million.

Liquidity and Capital Resources

To date, we have not generated revenues or profits. Our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of September 30, 2017, we had $1.8 million of cash. In October 2017, we raised net proceeds of $6.3 million from a Securities Purchase Agreement (See Note 11 to the Financial Statements). Based on this recent capital raise, we expect our capital resources will not last through the second quarter of 2018. This projection is based on several assumptions that may prove to be incorrect, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital to continue our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we are in negotiations with potential investors for near-term financing.

We have prepared a budget for 2017 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $700,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings, partnering/licensing transaction or our Controlled Equity Offering Sales Agreement that we entered into in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing and/or make the additional financing dilutive to our current shareholders.

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

As previously disclosed, on May 8, 2015 and May 14, 2015, purported stockholders of the Company brought two putative class action lawsuits in the United States District Court in the Central District of California, Napoli v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03474-TJH and Stein v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:15-cv-03640-TJH (the “Securities Class Actions”), alleging that Ampio and certain of its current and former officers violated federal securities laws by misrepresenting and/or omitting information regarding the STEP study. The cases were consolidated, and on February 8, 2016, the plaintiffs filed a consolidated amended complaint alleging claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Sections 11 and 15 under the Securities Act of 1933 on behalf of a putative class of purchasers of common stock from January 13, 2014 through August 21, 2014, including purchasers in the Company’s offering on February 28, 2014. On September 27, 2016, plaintiffs filed a second amended complaint, alleging the same claims set forth in the consolidated amended complaint during the same class period. On or about November 8, 2016, the parties reached an agreement in principle on a comprehensive settlement of all claims asserted in the lawsuit with no admission of liability by any defendants and with any settlement amounts being funded by insurance. On September 29, 2017, the settlement was finally approved by the Court and all claims were dismissed with prejudice and with no admission or finding of any liability or wrongdoing by the defendants.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, which could materially affect our business, financial condition or future results. During the period covered by this Quarterly Report on Form 10-Q, except as noted below, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Risks Related to Our Common Stock

We may not be able to comply with the listing requirements of, and may be delisted from, the NYSE American

Our common stock trades on the NYSE American, or the Exchange. The Exchange imposes various quantitative and qualitative requirements to maintain listing, including minimum stockholders’ equity requirements. On September 1, 2017, we received a letter from the Exchange stating that the Exchange had determined that we were not in compliance with Sections 1003(a)(iii) of the Exchange Company Guide and the stockholder’s equity continued listing standards applicable to us due to our recently reported stockholder’s equity of $3,734,756 as of June 30, 2017 and net losses in our five most recent fiscal years ended December 31, 2016.

We submitted a plan on October 2, 2017 advising the Exchange of the actions that will be taken to regain compliance with the continued listing standards by March 19, 2019. If our plan is accepted by the Exchange, then we will be able to continue listing during the period ending March 1, 2019. During this period, we will be subject to periodic reviews, including quarterly monitoring for compliance with the plan. If the plan is not accepted, delisting proceedings will commence. Furthermore, if the plan is accepted by the Exchange, but we are not in compliance with the continued listing standards of the Exchange Company Guide by March 1, 2019, or if we do not make progress consistent with the plan, then the Exchange staff will initiate delisting proceedings as appropriate. Although following receipt of the proceeds from our registered direct offering in October 2017, we believe we are in compliance with the stockholders’ equity continued listing standards applicable to us, there can be no assurances that we will be able to continue to comply with the Exchange listing requirements.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company, effective as of September 25, 2017 (1).

10.1	Employment Agreement, dated August 23, 2017, by and between the Company and Thomas E. Chilcott, III (2).

10.2	Employment Agreement, dated September 19, 2017, by and between the Company and Holli Cherevka (3).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 27, 2017.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 29, 2017.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 22, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: November 7, 2017

By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary
Date: November 7, 2017