Form 10-K
period 2017-12-31
Ampio Pharmaceuticals, Inc.
filed 2018-03-06
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2017 was $34.4 million based on the closing price of $0.52 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: As of March 1, 2018, 84,848,918 shares of common stock were outstanding.

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

In April 2015, Luoxis Diagnostics, Inc. and Vyrix Pharmaceuticals, Inc., each previously a subsidiary of ours, merged with Rosewind Corporation, or Rosewind. Following this transaction, we held 81.5% of the common stock of Rosewind, which changed its name to Aytu BioScience, Inc., or Aytu, in June 2015. In January 2016, we distributed a majority of our shares of common stock of Aytu to our shareholders on a pro rata basis. This transaction changed our ownership from 81.5% down to 8.6% of Aytu’s outstanding shares on that date. In May and October of 2016, Aytu completed offerings which were dilutive to the Aytu shares we held. We reclassified our remaining investment in Aytu as a trading security in July of 2016. The Aytu security is recorded at fair value on the balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations.

Due to the transaction described above, the financial statements for Ampio and Aytu were deconsolidated in the beginning of 2016. Therefore, the financial statements now reflect the results of the Aytu operations in discontinued operations for 2015. As of December 31, 2017, our ownership in Aytu’s outstanding shares was less than 1.0%.

Our Product Pipeline

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, a Food and Drug Administration, or FDA approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers and peer-reviewed publications on the mechanism of Ampion.

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe osteoarthritis of the knee, or OAK. Osteoarthritis is a growing epidemic in the United States and symptomatic OAK is expected to impact 1 in 2 Americans. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little to no treatment options other than a total knee arthroplasty. The FDA has stated that severe OAK is an ‘unmet medical need’ with no licensed therapies for this indication.

We have conducted multiple clinical studies which have included over 2,000 patients in the development of Ampion.

Market Opportunity

Osteoarthritis, or OA, is the most common form of arthritis, affecting over 100 million people in the United States with over 48 million people suffering from osteoarthritis of the knee. It is a progressive disorder of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. The incidence of developing osteoarthritis of the knee over a lifetime is approximately 45%. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of subchondral bone. The global osteoarthritis of the knee market currently addresses moderate to moderately severe OA and is over $3.0 billion. We believe that this market does not account for the underserved severely diseased patients. The global demand for osteoarthritis of the knee treatment is expected to be fueled by aging demographics and increased awareness of treatment options. Despite the size and growth of the osteoarthritis of the knee market, only a few treatment options currently exist, especially in the severely diseased patient population.

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

AIK Trial

In 2011 and 2012, we conducted our Phase I Ampion trial in Australia. The AIK study established that Ampion was safe for human use and showed efficacy treating patients with pain due to OA of the knee. The trial was conducted in Australia because the biologics legislation governing the Australian Therapeutic Goods Administration, or TGA, allowed us to move Ampion directly into human clinical trials as the TGA recognized that HSA has an already established safety profile in humans by virtue of its longstanding commercial use. The AIK trial was conducted in patients diagnosed with moderately-severe to severe osteoarthritis of the knee.

SPRING Pivotal Trial (AP-003-A)

In the second half of 2013, we announced the results of our positive single injection Phase III pivotal trial, the SPRING study. This study of Ampion focused on the treatment of pain due to osteoarthritis of the knee. The results of this study establish the safety and efficacy of Ampion for reduction of pain due to OA of the knee at 12 weeks after a single intra-articular injection. The SPRING study was a U.S. multicenter, randomized, double-blind, vehicle controlled trial. Three hundred twenty-nine patients were randomized to receive one of two doses (4 mL or 10 mL) of Ampion or corresponding saline control via intra-articular injection. Both doses of Ampion, 4 mL and 10 mL, showed a statistically significant reduction in pain compared to the control, and there were no significant differences between the efficacy of the two Ampion doses. As such, the lowest required dose, 4 mL, was selected as the optimal dose. Patients who received Ampion experienced, on average, greater than a 40% reduction in pain from baseline at 12 weeks. Patients who received Ampion also showed a significant improvement in function and quality of life (quality of life was assessed using the Patient Global Assessment, or PGA) compared to patients who received saline control at 12 weeks. Furthermore, the trial included severely diseased patients (defined as Kellgren-Lawrence IV). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events, or AEs, reported across Ampion and saline groups in the study. There were no drug-related serious adverse events, or SAEs.

STEP Trial (AP-004)

In early 2014, we announced the STEP study clinical trial of Ampion for the treatment of pain due to osteoarthritis of the knee. The STEP study was a randomized, vehicle controlled, double-blind study in which 538 patients with osteoarthritis knee pain were randomized to receive either a 4-mL single injection of Ampion or saline control. A deviation of temperature protocols occurred during the drug distribution process of the STEP Study, which interfered with the efficacy analysis. There were minimal adverse events reported and there were no drug-related SAEs in the STEP study.

STRUT Trial (AP-007)

In mid-2014, we announced the beginning of a Phase I multiple injection study, the STRUT study, at a single site for patients with pain due to mostly severe or very severe osteoarthritis of the knee. Patients showed a 65% improvement in pain and a 74% improvement in function from baseline at one-month post-injection. No drug-related SAEs were reported. Following these results, we initiated the randomized, double-blind, vehicle controlled (Phase II) portion of the multiple injection STRUT study.

In 2015, we announced the results from the Phase II STRUT study, which showed that patients who received Ampion demonstrated a significant improvement in pain when compared to patients who received the saline control. Patients who received Ampion demonstrated, on average, a 64% reduction in pain at 20 weeks compared to baseline. The safety profile of Ampion in this trial was highly favorable, with no treatment-related SAEs. The results of this study establish the safety and efficacy of Ampion for reduction of pain at 20 weeks after a series of three IA injections administered two weeks apart in the knee of patients with OA.

STRIDE Trial (AP-008)

In late 2014, we enrolled 342 patients in the vehicle controlled, multiple injection, multi-center STRIDE study. Enrollment in this study differed from previous trials in both disease severity and patient Body Mass Index, or BMI. In the STRIDE study, 68% of patients had severe osteoarthritis (Kellgren-Lawrence IV, or KL), compared to 23% in the SPRING study. Patients in this study were also significantly heavier and had a larger BMI than in any previous trial. In mid-2015, we announced that, although patients showed a marked reduction in pain from baseline to 20 weeks when treated with Ampion, the study did not reach its primary endpoint which was a comparison of Ampion to saline.

PIVOT Trial (AP-003-B)

In September of 2015, the FDA awarded us a Special Protocol Assessment, or SPA, for the second PHASE III pivotal trial of Ampion (PIVOT study). A SPA can significantly de-risk the path to market due to insufficient data or unexpected safety concerns. The PIVOT study, which included 480 patients, was a randomized, double-blind, saline-controlled, PHASE III clinical study conducted at 20 sites across the United States to examine the safety and efficacy of Ampion intra-articular injection in patients with pain due to osteoarthritis of the knee. The primary objective of this study was to evaluate the efficacy of 4 mL Ampion versus 4 mL placebo intra-articular injection in improving knee pain, when administered to patients suffering from OA of the knee. The results stating the PIVOT study did not meet its primary endpoint were announced in June 2016. The primary endpoint was the change in WOMAC A pain score at week 12 as compared to saline. Although the PIVOT study did not meet its primary endpoint, it did show a large reduction in pain from Baseline over 12 weeks. Ampion improved (reduced) WOMAC A pain scores significantly over baseline in all KL grades (reductions in pain: KL 2: 52%, KL 3: 36%, and KL 4: 33%). The KL scale defines the clinical stage of OA of the knee. Additional analyses included adverse events, Patient Global Assessment, and responder status defined as 20% improvement in pain at week 12. Ampion was demonstrated to be safe and well-tolerated with no drug-related serious adverse events and an overall adverse event rate that was similar in both the Ampion and saline groups. We observed the largest differentiation between Ampion and saline in the most severe osteoarthritis of the knee patients (KL 4), where no available non-surgical therapy exists. KL 4 patients have been historically excluded from osteoarthritis of the knee trials because of the advanced stage of their condition.

AP-003-C

In December 2017, we reported positive results for both the primary and secondary endpoints of our confirmatory single injection Phase III clinical trial of 168 patients. The 12-week study evaluated the responder rate of Ampion-treated patients as defined by the Osteoarthritis Research Society International (“OARSI”) Standing Committee for Clinical Trials Response Criteria Initiative (OMERACT), which included pain, function, and patient global assessment in support of a label for the treatment of the signs and symptoms of severe OAK. Ampion met its primary endpoint with 71% of Ampion treated patients meeting the OMERACT-OARSI responder criteria, which exceeds the physician reported threshold of 30% for a meaningful treatment in severe osteoarthritis of the knee. Responders experienced, on average, a 53% decrease in pain as measured by WOMAC A and a 50% improvement in function as measured by WOMAC C and a 45% improvement in quality of life as measured by Patient Global Assessment (PGA). In the secondary endpoints, Ampion treated patients achieved statistical significance in a composite endpoint of pain and function from baseline in both categories at 12 weeks, which was supported by an increase in quality of life as measured by patient global assessment (PGA). When treated with Ampion, patients experienced significant improvement in a composite endpoint of pain and function compared to all severely diseased saline-treated patients in historical Ampion phase III clinical trials. We believe this data supports Ampion’s ability to address an unmet medical need and provide patients with a meaningful, non-opioid treatment that improves pain, function and quality of life.

OSTEOARTHRITIS OF THE HAND

In May of 2016, we announced that patient dosing had begun in the exploratory, PHASE I clinical trial evaluating the safety of a single intra-articular injection of Ampion in adults with pain due to osteoarthritis of the hand, specifically of the first carpo-metacarpal joint of the thumb (basal thumb joint). This trial was a randomized, double-blind, placebo-controlled, single-center study in one of the largest hand surgery clinics in the United States. In September 2016, we announced completion of enrollment. The results of the trial were 15 patients enrolled: 9 in the Ampion arm and 6 in the saline arm. Ampion intra-articular injection into the basal thumb joint was well tolerated. Three AEs were reported, all of mild severity (two AEs with saline-one unrelated and one possibly related and one AE with Ampion-unrelated). At week four, improvements in pain following treatment with Ampion were reported compared to baseline. 66.7% of patients treated with Ampion had an improvement in pain on the AUSCAN A index. Conversely, in the saline group, 33% improved, one did not change and three deteriorated. Greater improvement in pain reduction from Ampion appeared to occur when the severity of OA was greater.

We are currently focusing our resources and clinical development efforts on Ampion to treat osteoarthritis of the knee, our highest priority, and plan to defer the next stage of clinical trials for osteoarthritis of the hand, pending further progress on Ampion related to osteoarthritis of the knee.

Clinical Development Pathway

In late 2017, we announced publication on an integrated analysis of 417 severely diseased OAK patients, thought to be the largest study treating this patient population, as a feature article in Orthopedics, an international peer-reviewed journal. The publication detailed the safety and tolerability of a single intra-articular injection of Ampion into the knee and demonstrated that patients are significantly more likely to respond to treatment with Ampion with a longer duration of response compared to saline. This data suggests that Ampion can satisfy an unmet medical need for a population with few therapeutic treatment options and a debilitating symptomatic disease.

Additionally, we announced the beginning of an Open Label Extension, or OLE, study of the AP-003-C trial. The OLE study offers patients an opportunity to receive repeat injections of Ampion after they have completed the pivotal clinical trial. The OLE study will address the regulatory requirements to allow an expanded commercial label for repeat administration of Ampion.

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

When organized into a cortical ring, filamentous actin, or f-actin, Optina increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

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

Phase II Trial

In 2012, we concluded our Phase II randomized, double-blinded, placebo-controlled, dose-ranging study of Optina in subjects with diabetic macular edema in Canada. The trial established that the dose of Optina should take BMI into account. When stratified for BMI the study demonstrated that 47% of patients who received Optina improved at least one best corrected visual acuity category and achieved a reduction in central retinal thickness at 12 weeks. The study was stopped early in order to pursue a redesigned trial that would evaluate the safety and efficacy of Optina with drug dosing refined by BMI.

OptimEyes Trial

In 2014 and 2015, we conducted the OptimEyes multicenter, placebo-controlled, randomized, dose ranging trial to evaluate the safety and efficacy of oral Optina, which included 355 patients. The trial showed Optina was safe and well tolerated with no drug related adverse events and no differences in side effect rates between the placebo and Optina groups. The trial did not meet its primary endpoint for all patients. However, we believe we have successfully identified an optimal dose for a BMI subgroup of patients who are refractory to currently available therapies and also utilize renin-angiotensin system, or RAS, inhibitors as a medication. As more than 70% of all DME patients are utilizing RAS inhibitors to control their blood pressure, we believe this combination of drugs shows promise as a painless, safe and efficacious oral treatment for DME, and a rescue medication following anti-vascular endothelial growth factor, or VEGF therapy failure. These patients showed a +6.2 letter improvement in visual acuity. We presented these results at the World Ophthalmology Congress in February 2016 and The Association for Research in Vision and Ophthalmology Conference in May 2016. We also presented at the 49th Annual RETINA Society Meeting in September 2016.

Clinical Development Pathway

We met with the Division of the Transplant and Ophthalmology Products of the FDA in late 2015 to discuss the results of the OptimEyes clinical trial of Optina and to seek guidance on the next steps for approval. The guidance from the FDA was that we perform a confirmatory study on patients with DME who are refractory to the currently available drugs, which if successful, would qualify Optina as a rescue medication for patients who have no treatment options (failed available therapies). The study could have significantly fewer patients than in our previous OptimEyes study, based on power calculations and guidance received from the FDA, and could include approximately 80 patients randomized 1:1 between placebo and Optina. Optina would be compared to placebo, not to other anti-VEGF drugs, since we are addressing a population that failed these alternative treatments. The FDA will consider improved vision as measured by best corrected visual acuity, which is statistically and clinically meaningful, as determined by experts in the field. The duration of the study is expected to be a maximum of 12 months. We have also considered conducting a trial in combination with other anti-VEGF drugs as we believe the effect of Optina with the anti-VEGF drugs could be cumulative.

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a product candidate may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon the FDA’s findings of safety and effectiveness for a previously approved product.

While Optina shows promise, we are currently focusing our resources and clinical development efforts on Ampion to treat osteoarthritis of the knee, our highest priority. We plan to explore partnerships and/or development agreements related to Optina, pending further progress on Ampion related to osteoarthritis of the knee.

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

We moved into this manufacturing facility in the summer of 2014. Since that time, we have implemented a quality system, validated the facility for human-use products and produced Ampion. We presented on single use technology in manufacturing at the 24th Annual Aseptic Processing Technology Conference for the International Society for Pharmaceutical Engineers in February of 2015. We are now in the process of producing the FDA required registration batches of Ampion. The facility was placed in service during the first quarter of 2016. In our facility, we manufactured Ampion and the placebo (saline) for the PIVOT and AP-003-C trials.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications, or NDAs, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs or BLAs is subject to an application user fee, currently $2.4 million. However, the FDA will waive the application user fee for the first human drug application that a small business or its affiliate submits for review. Small businesses are defined as businesses with less than 500 employees, therefore Ampio is considered a small business. The manufacturer and/or sponsor under an approved NDA or BLA are also subject to an annual program fee, currently $300,000. The annual program fee replaced the product and establishment user fees that the FDA charged in prior years. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDA’s and BLA’s. Most such applications for standard drug products are reviewed within ten months; most applications for priority drugs are reviewed in six months. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Fast Track Designation

The FDA has developed a “Fast Track” program, which provides the potential for expedited review of NDAs and BLAs. Fast Track status is potentially provided only for those new and novel therapies that are intended to treat persons with a serious condition and there is nonclinical or clinical data that demonstrates the potential to address an unmet medical need. During the development of the product candidates that qualify for this status, the FDA may expedite consultations and reviews of these experimental therapies. Fast track designation allows for portions of the NDA or BLA to be submitted to the FDA for review prior to the completion of the entire application, which could result in a reduction in the length of time it would otherwise take the FDA to complete its review of the NDA or BLA. Fast Track status may be revoked by the FDA at any time if the clinical results of a trial fail to continue to support the assertion that the respective product candidate has the potential to address an unmet medical need. Fast Track status also provides the potential for a product candidate to have a “Priority Review” which results in a shorter review period for the NDA or BLA, specifically 6 months versus 10 months for a standard review.

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

Foreign Regulatory Approval

Outside of the United States, our ability to market our product candidates will be contingent upon receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval has been obtained. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those we will encounter in the FDA approval process. The requirements governing the conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from that required for FDA approval.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the European Commission following a favorable opinion by the European Medicines Agency, or EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. The mutual recognition process results in separate national marketing authorizations in the reference member state and each concerned member state. We will seek to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals for our product candidates when ready for review. However, the chosen regulatory strategy may not secure regulatory approval of the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We can provide no assurance that any of our product candidates will prove to be safe or effective, will receive required regulatory approvals, or will be successfully commercialized.

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

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCI Act, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the Public Health Services Act attempts to minimize duplicative testing. Biosimilarity, requires that there can be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, and can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times. The biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Post-Approval Regulation

Even if a product candidate receives regulatory approval, the approval is typically limited to specific clinical indications. Further, after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies, and are subject to periodic inspections by the FDA and state agencies for compliance with cGMP, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future contract manufacturers or suppliers will be able to comply with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

If the FDA approves one or more of our product candidates, we and the contract manufacturers of clinical supplies and commercial supplies must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must also be in compliance with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry sponsored scientific and educational activities, and promotional activities involving the Internet. In addition, we are prohibited from promoting our products off-label. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter or untitled letter directing us to correct deviations from regulatory requirements and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

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

Privacy

Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the amendments to HIPAA under the Health Information Technology for Economic and Clinical Health Act, or HITECH. Additionally, strict personal privacy laws in other countries affect pharmaceutical companies’ activities in those countries. Such laws include the European Union, or EU, Directive 95/46/EC on the protection of individuals with regard to the processing of personal data, as well as individual EU Member States, implementing laws and additional laws. Although our clinical development efforts are not barred by these privacy regulations, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied HIPAA’s or the EU’s disclosure standards. Failure by EU clinical trial partners to obey requirements of national laws on private personal data, including laws implementing the EU Data Protection Directive, might result in liability and/or adverse publicity.

Information Systems

We believe that our Information Systems, or IS, capabilities are adequate to manage our core business and our internal controls related to IS are operating effectively.

Intellectual Property Summary

Ampion

As of December 31, 2017, the current Ampion patent portfolio consists of 134 issued patents (including patents that have been issued in European validated countries) and 77 pending applications worldwide. The portfolio primarily consists of eight families filed in the United States and throughout the world. The first family includes seven issued U.S. patents and one issued European Patent Office, or EPO, patent validated in 19 countries with claims relating to methods of treating inflammatory disease and compositions of matter comprising diketopiperazine derivatives, including DA-DKP. This family also includes issued patents in Australia, Canada, China, Hong Kong, Japan and South Africa and one pending application in the United States. The standard 20-year expiration for patents in this family is in 2021.

The second family includes nine issued U.S. patents with claims directed to methods of treating inflammation and T-cell mediated or inflammatory diseases with compositions of matter comprising DA-DKP. This family also includes issued patents in Australia, China, India, New Zealand, Singapore, Hong Kong, Israel, Japan, South Africa and five issued patents in EPO (each validated in numerous countries) and pending applications in the United States, Canada, China, EPO, Israel, Korea and Hong Kong. The standard 20-year expiration for patents in this family is in 2024.

The third family includes three issued U.S. patents, a pending U.S. application, and issued patents in Australia, China, Eurasia (Russia), Japan and New Zealand and pending applications in Australia, Brazil, Canada, China, EPO, Hong Kong, Indonesia, Israel, Korea, Mexico, Malaysia, Philippines, Singapore, United States, and South Africa. The claims in this family are directed to the use of DA-DKP for the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family is in 2032.

The fourth family includes one issued U.S. patent, a pending U.S. application and pending applications in Australia, Brazil, Canada, China, Eurasia, EPO, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, and South Africa with claims directed to the use of DA-DKP to mobilize, home, expand and differentiate stem cells in the treatment of subjects. The standard 20-year expiration for patents in this family is in 2034.

The fifth family includes pending applications in the United States, Australia, Brazil, Canada, China, Eurasia, EPO, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore and South Africa with claims directed to manufacturing methods with DA-DKP compositions. The standard 20-year expiration for patents in this family is in 2034.

The sixth family includes one pending U.S. application and pending applications in Australia, Canada, China, Europe, Israel, Japan, Korea and Russia with claims directed to the use of DA-DKP for the treatment of degenerative joint diseases in a multi-dose treatment regimen. The standard 20-year expiration for patents in this family is in 2035.

The seventh family includes one pending U.S. application and a Patent Cooperation Treaty international application with claims directed to the use of DA-DKP in the absence of COX-2 antagonist treatment. The standard 20-year expiration for patents in this family will be in 2036.

The eighth family includes a Patent Cooperation Treaty international application with claims directed to the use of N-acetyl-kynurenine for treatment of T-cell mediated diseases, degenerative joint disease and diseases mediated by platelet activating factor and composition of matter. The standard 20-year expiration for patents in this family will be 2037.

Optina

As of December 31, 2017, the Optina patent portfolio currently consists of 29 issued patents (including patents that have been issued in European validated countries) and 33 pending applications worldwide. The portfolio consists primarily of three patent families, the first and second of which include claims for the use of low doses of danazol to treat conditions associated with vascular hyperpermeability. These two families include issued patents in the United States, Australia, EPO (validated in Hong Kong), Germany, Japan, Mexico, Israel, Philippines, and Canada with claims relating to methods of treating macular edema or diabetic nephropathywith danazol. These families also include pending applications in Australia, China, Canada, Eurasian Patent Organization (allowed), EPO, Indonesia, Korea, Mexico, Malaysia, Philippines, Singapore, Hong Kong and the United States. The standard 20-year expiration for patents in these families is in 2030. The third family is for the treatment of conditions associated with vascular hyperpermeability with low doses of danazol that correspond to the body fat content of the patient. The standard 20-year expiration for patents in this family is in 2033.

Barriers to Entry – General

We also maintain trade secrets and proprietary know-how that we seek to protect through confidentiality and nondisclosure agreements. We expect to seek U.S. and foreign patent protection for drug and diagnostic products we discover, as well as therapeutic and diagnostic products and processes. We expect to also seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize drugs and diagnostic products and processes, and which may be used to develop novel therapeutic and diagnostic products and processes. These agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information. If we do not adequately protect our trade secrets and proprietary know-how, our competitive position and business prospects could be materially harmed.

The patent positions of companies such as ours involve complex legal and factual questions and, therefore, their enforceability cannot be predicted with any certainty. Our issued and licensed patents, and those that may be issued to us in the future, may be challenged, invalidated or circumvented, and the rights granted under the patents or licenses may not provide us with meaningful protection or competitive advantages. Our competitors may independently develop similar technologies or duplicate any technology developed by us, which could offset any advantages we might otherwise realize from our intellectual property. Furthermore, even if our product candidates receive regulatory approval, the time required for development, testing, and regulatory review could mean that protection afforded to us by our patents may only remain in effect for a short period after commercialization. The expiration of patents or license rights we hold could adversely affect our ability to successfully commercialize our pharmaceutical drugs or diagnostics, thus harming our operating results and financial position.

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

We cannot assure you that any of the successful products we develop will be clinically superior or scientifically preferable to products developed or introduced by our competitors.

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

Research and Development

For the years ended December 31, 2017, 2016 and 2015, we recorded $10.4 million, $10.5 million and $15.1 million, respectively, of research and development expenses. Research and development expenses represented 67.0%, 61.7% and 62.5% of total operating expenses in the years ended December 31, 2017, 2016 and 2015, respectively. More information regarding our research and development activities can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report.

Compliance with Environmental Laws

We believe we are in compliance with current environmental protection requirements that apply to us or our business. Costs attributable to environmental compliance are not currently material.

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

Employees

As of March 5, 2018, we had 17 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. Management believes that relations with our employees are good.

Available Information

Our principal executive offices are located at 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112 USA, and our phone number is (720) 437-6500.

We maintain a website on the internet at www.ampiopharma.com. We make available free of charge through our website, by way of a hyperlink to a third-party site that includes filings we make with the SEC website (www.sec.gov), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 15(d) of the Exchange Act. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our Code of Conduct and Ethics and the charters of our Nominating and Governance Committee, Audit Committee, and Compensation Committee of our Board of Directors may be accessed within the Investor Relations section of our website. Amendments and waivers of the Code of Conduct and Ethics will also be disclosed within four business days of issuance on the website. Information found on our website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.	Risk Factors

Risks Related to Our Business

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.

Based on their assessment, management has raised concerns about our ability to continue as a going concern. In addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited financial statements. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities or through bank financing. We have raised over $100 million in equity financing in the past and believe that we will be able to raise additional equity or debt financing in the future but the financing could be extremely dilutive to our current shareholders. Our ability to continue as a going concern will depend on our ability to obtain the additional financing. Additional capital may not be available on reasonable terms, or at all. If adequate financing is not available, we would be required to terminate or significantly curtail our operations, or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of our products or product candidates, or potential markets that we would not otherwise relinquish. If we are unable to achieve these goals, our business would be jeopardized and we may not be able to continue operations.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize pharmaceutical products and may need to cease operations.

As of December 31, 2017, we had $8.2 million of cash which we expect can only fund our operation through the second quarter of 2018. To operate as planned in fiscal 2018 and into 2019 we will need to raise at least $11.0 million through equity offerings, debt or other financing tools.

We are a clinical stage company that has not generated revenues or profits and have therefore incurred significant net losses totaling $205.0 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future, but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners.

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

We have not received, and do not currently expect to receive, any revenues from the commercialization of our product candidates in the near term. We may enter into licensing and collaboration arrangements, which may provide us with potential milestone payments and royalties. Those arrangements, if obtained, will be our primary source of revenues for the coming years. We cannot be certain that any licensing or collaboration arrangements will be concluded, or that the terms of those arrangements will result in us receiving material revenues. To obtain revenues from product candidates, we must succeed, either alone or with others, in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are significant enough to achieve profitability.

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

Our product development programs are at various stages of development. We continue to work toward completion and analysis of clinical trials for our primary products: Ampion and Optina. Any further unfavorable outcomes with our trials for Ampion or Optina would be a major set-back for the development programs of these product candidates and for us. Due to our limited financial resources, an unfavorable outcome in one or more of these trials may require us to delay, reduce the scope of, or eliminate one of these product development programs, which could have a material adverse effect on our business and financial condition and on the value of our common stock.

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

Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize our product candidates or technologies. Collaborations involving our product candidates pose a number of risks, including the following:

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

The FDA must approve any new medicine before it can be commercialized, marketed, promoted or sold in the United States. We must provide the FDA with data from pre-clinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We will not obtain approval for a product candidate unless and until the FDA approves an NDA for a drug or a BLA for a biologic. The processes by which regulatory approvals are obtained from the FDA to market and sell a new or repositioned product are complex, require a number of years and involve the expenditure of substantial resources. We cannot assure you that any of our product candidates will receive FDA approval in the future, and the timeline for approval cannot currently be estimated.

If we do not receive marketing approval for Ampion, we may not realize the investment we have made in our manufacturing facility.

In December 2013, we entered into a ten-year lease of a multi-purpose facility containing approximately 19,000 square feet. We have spent approximately $10.5 million dollars to build out this facility in anticipation of receiving approval of our BLA and commencing commercialization of Ampion. If the FDA does not approve our BLA for Ampion, or does not approve of our manufacturing operation, we will not be able to manufacture and commercialize Ampion in our new facility and we will remain obligated to make payments under our lease, which is set to expire in 2024. Any delay or failure to receive BLA approval for Ampion could have a material adverse effect on the carrying value of the manufacturing facility as well as on our results of operations.

We intend to seek FDA approval for most of our product candidates using an expedited process established by the FDA. If we, or our collaborators, are unable to secure clearances to use expedited development pathways from the FDA for certain of our drug product candidates, we, or they, may be required to conduct additional pre-clinical studies or clinical trials beyond those that we, or they, contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals and product revenues.

Assuming successful completion of clinical trials, we expect to submit NDAs or BLAs to the FDA at various times in the future under §505(b)(2) of the Food, Drug and Cosmetic Act, as amended, or the FDCA. NDAs or BLAs submitted under this section are eligible to receive FDA approval by relying in part on the FDA’s findings of safety and efficacy for a previously approved drug. We are currently pursuing in our clinical trials a §505(b)(2) pathway for Optina and may also do so for other product candidates. The FDA’s 1999 guidance on §505(b)(2) applications states that new indications for a previously approved drug, a new combination product, a modified active ingredient, or changes in dosage form, strength, formulation, and route of administration of a previously approved product are encompassed within the §505(b)(2) NDA process. Relying on §505(b)(2) is advantageous because we or our collaborators may not be required (i) to perform the full range of safety and efficacy trials that is otherwise required to secure approval of a new drug, and (ii) obtain a “right of reference” from the applicant that obtained approval of the previously approved drug. However, a §505(b)(2) application must support the proposed change of the previously approved drug by including necessary and adequate information, as determined by the FDA, and the FDA may still require us to perform a full range of safety and efficacy trials.

If one of our product candidates achieves clinical trial objectives, we must prepare and submit to the FDA a comprehensive NDA or BLA application. Review of the application may lead the FDA to request more information or require us to perform additional clinical trials, thus adding to product development costs and delaying any marketing approval from the FDA. Additionally, time to review may vary significantly based on the disease to be treated, availability of alternate treatments, severity of the disease, and the risk/benefit profile of the proposed product. Even if one of our products receives FDA marketing approval, we could be required to conduct post-marketing Phase IV studies and surveillance to monitor for adverse effects. If we experience delays in the NDA or BLA application processing, receive requests for additional information, are required to perform additional clinical trials, or are required to conduct post-marketing studies or surveillance, our product development costs could increase substantially, and our ability to generate revenues from a product candidate could be postponed, perhaps indefinitely. The resulting negative impact on our operating results and financial condition may cause the value of our common stock to decline, and you may lose all or a part of your investment.

The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we or our collaborators seek marketing approvals for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit a European marketing authorization application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and can involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval. Obtaining regulatory approvals from health authorities in countries outside the U.S. is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country and approval by foreign health authorities does not ensure marketing approval by the FDA.

Even if we obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or our collaborators, manufacture and market our products, which could materially impair our ability to generate revenue.

Even if we receive regulatory approval for a product candidate, this approval may carry conditions that limit the market for the product or put the product at a competitive disadvantage relative to alternative therapies. For instance, a regulatory approval may limit the indicated uses for which we can market a product or the patient population that may utilize the product, or may require a warning in the labeling and on its packaging. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market any product candidate effectively.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and reporting requirements. We, our contract manufacturers, our collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

We sometimes estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of compounds used to manufacture our product candidates;

•	the efforts of our collaborators with respect to the commercialization of our products; and

•	costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we announce and expect, our business and results of operations may be harmed and the price of our stock may decline.

Our success is dependent in large part upon the continued services of our Chief Scientific Officer.

Our success is dependent in large part upon the continued services of our Chief Scientific Officer, Dr. David Bar-Or. We have an employment agreement with Dr. Bar-Or. This agreement is terminable on short notice for cause by us or Dr. Bar-Or and may also be terminated without cause under certain circumstances. We do not maintain key-man life insurance on Dr. Bar-Or, although we may elect to obtain such coverage in the future. If we lost the services of Dr. Bar-Or for any reason, our clinical testing and other product development activities may experience significant delays, and our ability to develop and commercialize new product candidates may be diminished.

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

Our pre-clinical activities or clinical trials conducted by third parties may be delayed, suspended, or terminated if:

•	the third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;

•	we replace a third party; or

•	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

Third party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our product candidates. If we seek alternative sources to provide these services, we may not be able to enter into replacement arrangements without incurring delays or additional costs.

Even if collaborators with which we contract in the future successfully complete clinical trials of our product candidates, those candidates may not be commercialized successfully for other reasons.

Even if we contract with collaborators that successfully complete clinical trials for one or more of our product candidates, those candidates may not be commercialized for other reasons, including:

•	failure to receive the regulatory clearances required to market them as drugs;

•	being subject to proprietary rights held by others;

•	being difficult or expensive to manufacture on a commercial scale;

•	having adverse side effects that make their use less desirable; or

•	failing to compete effectively with products or treatments commercialized by competitors.

Relying on third-party manufacturers may result in delays in our clinical trials and product introductions.

Our core business strategy is to maintain a solid foundation in basic scientific research and combine that foundation with our clinical development capabilities. To date, we have contracted original equipment manufacturers to produce the drug candidate for our Optina clinical trials. Our long-term objective is to build a successful, integrated biopharmaceutical company that provides patients and medical professionals with new and better options for preventing and treating human diseases. However, developing and commercializing new medicines entails significant risks and expenses. We have little experience in the manufacturing of drugs or in designing drug-manufacturing processes. We currently obtain the HSA needed to produce Ampion for our clinical trials from one manufacturer in the United States. Our clinical trials may be delayed if this manufacturer is unable to assure a sufficient quantity of the drug product to meet our study needs. We are currently validating a manufacturing facility in Denver, Colorado where we plan to manufacture Ampion for registration, batching and commercial supply, as well as future clinical supplies. We obtain the active pharmaceutical ingredient, or API, for Optina from an Indian company, which is one of only four suppliers of the API in the world. Our clinical trials and ultimately FDA approval may be delayed if we are unable to obtain a sufficient quantity of the drug product on a timely basis or if we need to establish an alternative source of supply for the API.

Once regulatory approval is obtained, a marketed product and its manufacturer are subject to continual review. The discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. The manufacturers we contract with for HSA for Ampion or danazol for Optina supplies are required to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs. A failure of any of our contract manufacturers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the launch of our product candidates into the market. Failure by third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, revocation or suspension of marketing approval for any products granted pre-market approval, seizures or recalls of products, operating restrictions, and criminal prosecutions.

We might enter into agreements with third parties to sell and market any products we develop and for which we obtain regulatory approvals, which may affect the sales of our products and our ability to generate revenues.

We are not currently established to handle sales, marketing and distribution of pharmaceutical products and may contract with, or license, third parties to market any products we develop that receive regulatory approvals. Outsourcing sales and marketing in this manner may subject us to a variety of risks, including:

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

Any new product that competes with a currently-approved treatment or medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety to address price competition and be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

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

The commercial success of our product candidates will depend on the reimbursement rates from health maintenance, managed care, pharmacy benefit, government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we, or our collaborators, may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing to realize a sufficient return on our or their investments. We cannot be sure that any of our product candidates, if and when approved for marketing, will be accepted by these parties. Even if the medical community accepts a product as safe and efficacious for its indicated use, physicians may choose to restrict the use of the product if we or any collaborator are unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to any existing medicines or treatments. We cannot predict the degree of market acceptance of any product candidate that receives marketing approval, which will depend on a number of factors, including, but not limited to:

•	the clinical efficacy and safety of the product;

•	the approved labeling for the product and any required warnings;

•	the advantages and disadvantages of the product compared to alternative treatments;

•	our and any collaborator’s ability to educate the medical community about the safety and effectiveness of the product;

•	the reimbursement policies of government and third-party payors pertaining to the product; and

•	the market price of our product relative to competing treatments.

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

The 2010 enactments of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act are expected to significantly impact the provision of, and payment for, health care in the United States. Various provisions of these laws are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Additional legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market any products and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential products that may be approved in the future at a price acceptable to us or any of our future collaborators.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages or fines.

The research and development activities conducted at our facility involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and produce hazardous waste products. In addition, we are currently validating a manufacturing facility in Denver, Colorado where we plan to manufacture Ampion for registration, batching and commercial supply, as well as future clinical supplies. This manufacturing facility will involve the controlled use of potentially hazardous substances and produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. If we experience a release of hazardous substances, it is possible that this release could cause personal injury or death, and require decontamination of the facilities. In the event of an accident while manufacturing Ampion, we could be held liable for damages or face substantial penalties. We do not have any insurance for liabilities arising from the procurement, handling, or discharge of hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business.

Business interruptions could limit our ability to operate our business.

Our operations are vulnerable to damage or interruption from computer viruses, human error, natural disasters, telecommunications failures, intentional acts of misappropriation, and similar events. We have not established a formal disaster recovery plan or back-up operations. Additionally, our business interruption insurance may not be adequate to compensate us for losses that occur. A significant business interruption could result in losses or damages and require us to curtail our operations.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success depends on obtaining and maintaining proprietary rights to our product candidates including their compounds and uses. We must successfully defend these rights against third-party challenges. We will only be able to protect our product candidates, proprietary compounds, and their uses from unauthorized use to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them.

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

Because we operate in the highly technical field of drug discovery and development of therapies that can address metabolic disorders, cancer, inflammation and other conditions, we rely in part on trade secret protection to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential, and not disclose to third parties, all confidential information developed by the party or made known to the party by us during the party’s relationship with us. These agreements also generally provide that inventions conceived by the party while rendering services to us will be our exclusive property.

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

If we fail to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary compounds and their uses, we could lose our competitive advantage and competition we face would increase, reducing any potential revenues and adversely affecting our ability to attain or maintain profitability.

Risks Related to Our Common Stock

The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

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

Our common stock has been the subject of significant short selling by certain market participants. Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement.

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

If we cannot continue to satisfy the NYSE American listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities.

Although our common stock is listed on the NYSE American, we may be unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the NYSE American criteria for maintaining our listing, our securities could be subject to delisting. To qualify for continued listing on the NYSE American, we must remain in compliance.

On September 1, 2017, we received a letter from the NYSE American stating that they had determined that we were not in compliance with Sections 1003(a)(ii) and (iii) of the NYSE American Company Guide, or the Guide, since we reported stockholders’ equity of $3,734,756 as of June 30, 2017 and net losses in our five most recent fiscal years ended December 31, 2016. Prior to this, we were exempt from Section 1003(a) of the Guide since our market capitalization was above $50 million. We submitted a plan on October 2, 2017 advising the NYSE American of the actions that will be taken to regain compliance with the continued listing standards by March 19, 2019. On November 9, 2017, we received a letter from the NYSE American stating that the NYSE American had accepted our plan to regain compliance with the continued listing standards. We have been granted until March 1, 2019 to implement our plan. Such extension is subject to periodic review by the NYSE American for compliance with the initiatives set forth in the plan. If we are not in compliance with the continued listing standards by March 1, 2019, or if we do not make progress consistent with the plan during the plan period, the NYSE American staff may initiate delisting proceedings as appropriate. However, we are now eligible for the market capitalization exemption under Section 1003(a) of the Guide. As a result, we are exempt from meeting the stockholders’ equity requirements stated in Section 1003(a) of the Guide. We may be deemed back in compliance by NYSE American if we are able to maintain the market capitalization exemption for at least two consecutive quarters.

If the NYSE American delists our securities, we could face significant consequences, including:

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

In addition, we would no longer be subject to the NYSE American rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Concentration of our ownership limits the ability of our shareholders to influence corporate matters.

As of December 31, 2017, holders of more than 5% of our common stock and our directors, executive officers and their affiliates beneficially owned 23.3% of our outstanding common stock. These shareholders may effectively control the outcome of actions taken by us that require shareholder approval.

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

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the NYSE American. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our common stock could decline.

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

Risks Related to Our Cybersecurity

While we have not had a cybersecurity incident, the cybersecurity landscape continues to evolve and we may find it necessary to make further investments to protect data and infrastructure.

We continuously work to install new and upgrade existing information technology systems and provide employee awareness training around phishing, malware and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our headquarters in leased space in Englewood, Colorado, for monthly rental payments of approximately $27,000. The lease expires in September 2024. We anticipate that the lease can be renewed on terms similar to those now in effect.

Item 3.	Legal Proceedings

From time to time, we are party to litigation arising in the ordinary course of our business. As of December 31, 2017, we were not party to any material litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

On June 17, 2013, our common stock began trading on the NYSE American under the ticker symbol “AMPE”. It was previously quoted on the NASDAQ Capital Market under the same ticker symbol “AMPE”. The following table sets forth the high and low last reported sale price information for our common stock for each quarter for the past two fiscal years.

Fiscal Year ended December 31, 2017	High	Low
First Quarter	$1.05	$0.75
Second Quarter	$1.04	$0.52
Third Quarter	$0.78	$0.38
Fourth Quarter	$4.95	$0.61

Fiscal Year ended December 31, 2016	High	Low
First Quarter	$3.50	$1.69
Second Quarter	$4.32	$0.84
Third Quarter	$1.45	$0.70
Fourth Quarter	$1.14	$0.59

As of March 5, 2018, there were approximately 12,100 holders of record of our common stock.

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

Performance Graph

We have presented below the cumulative return to our stockholders during the period from December 31, 2012 through December 31, 2017 in comparison to the cumulative returns from the NASDAQ Biotechnology Index and the Russell 2000 Index. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	12/12	12/13	12/14	12/15	12/16	12/17
Ampio Pharmaceuticals, Inc.	100.00	198.61	95.54	97.49	31.80	143.78
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

The information under the “Performance Graph” is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act and is not to be incorporated by reference in any filing of Ampio Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K and irrespective of any general incorporation language in those filings.

Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities and use of proceeds is incorporated by reference to Item 15 of Part IV, Notes to Financial Statements – Note 8 – Common Stock of this annual report on Form 10-K.

Equity Compensation Plan Information

In March 2010, our shareholders approved the adoption of a stock and option award plan, or the 2010 Plan, under which 2,500,000 shares were reserved for future issuance under restricted stock awards, options, and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. In August 2010, the number of shares issuable under the 2010 Plan was increased to 4,500,000 shares by consent of our majority shareholders. At the annual shareholders’ meeting, held in December 2011, the number of shares issuable under the 2010 Plan was increased to 5,700,000. At the annual shareholders’ meeting held in December 2012, the number of shares issuable under the 2010 Plan was further increased to 8,200,000. Finally, in December 2013, the number of shares issuable was increased by our shareholders to 11,700,000. The following table displays equity compensation plan information as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	7,247,165	$2.87	2,911,169
Equity compensation plans not approved by security holders	—	—	—
Total	7,247,165	$2.87	2,911,169

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Statements of Operations Data:
Research and development	$10,420,732	$10,546,287	$15,111,686	$22,490,578	$13,593,884
General and administrative	5,144,224	6,536,067	9,055,885	8,957,441	5,852,380
Total operating expense	15,564,956	17,082,354	24,167,571	31,448,019	19,446,264

Other income	3,086	23,479	59,853	142,984	11,750
Derivative expense	(36,218,832)	(915,141)	-	-	(516,840)
Loss from investment in Aytu	(111,243)	(1,189,613)	-	-	-
Total other (expense) income	(36,326,989)	(2,081,275)	59,853	142,984	(505,090)
Net loss from continuing operations	(51,891,945)	(19,163,629)	(24,107,718)	(31,305,035)	(19,951,354)
Loss from discontinued operations	-	-	(9,606,199)	(7,743,737)	(4,577,072)
Net loss from continuing operations	(51,891,945)	(19,163,629)	(33,713,917)	(39,048,772)	(24,528,426)
Net loss applicable to non-controlling interest	-	-	1,703,675	923,357	519,868
Net loss applicable to Ampio	$(51,891,945)	$(19,163,629)	$(32,010,242)	$(38,125,415)	$(24,008,558)

Per share data:
Basic and diluted Ampio net loss per common share
From continuing operations	$(0.79)	$(0.36)	$(0.46)	$(0.62)	$(0.52)
From discontinuing operations and non-controlling interest	-	-	(0.16)	(0.14)	(0.11)
Net loss per share applicable to Ampio	$(0.79)	$(0.36)	$(0.62)	$(0.76)	$(0.63)
Weighted average number of Ampio common shares outstanding	65,297,348	53,773,145	51,992,048	50,226,555	38,294,259

Selected Balance Sheets Data:
Cash and cash equivalents	$8,209,071	$4,894,834	$15,998,392	$50,159,751	$24,307,646
Total current assets from continuing operations	$8,442,886	$5,402,167	$16,502,219	$56,623,476	$33,730,933
Current and non current assets from discontinued operations	$-	$-	$24,371,345	$8,941,769	$10,357,776
Total assets from continuing operations	$15,314,603	$13,595,786	$26,047,248	$74,590,957	$33,730,933

Total current liabilities from continuing operations	$3,878,369	$2,134,566	$2,749,465	$3,028,258	$2,140,980
Total long term liabilities from continuing operations	$45,613,119	$4,826,909	$629,568	$661,160	$-
Current and non current liabilities from discontined operations	$-	$-	$9,112,572	$14,313,100	$8,661,170
Working capital from continuing operations	$4,564,517	$3,267,601	$13,752,754	$53,595,218	$31,589,953

Total stockholders' equity	$(34,176,885)	$6,634,311	$37,926,988	$65,458,518	$33,214,870

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financings, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

EXEXCUTIVE SUMMARY

We are an innovative drug discovery and development company combining scientific, regulatory, and business capabilities to efficiently develop a robust portfolio of novel therapeutic candidates. These therapeutic candidates, if approved, will address significant inflammatory conditions for which limited treatment options exist. Our therapeutic product pipeline has been developed through more than two decades of study at leading hospital-based research centers. Rigorous preclinical and clinical research efforts have yielded a diverse portfolio of late-stage product candidates focusing on the world’s most prevalent inflammatory conditions including osteoarthritis and diabetic macular edema.

The pharmaceutical market is a competitive industry with strict regulations that are time intensive and costly. However, we are committed to offer compelling therapeutic options for the patients most in need of new treatment options, and we operate every day to advance our product candidates.

As we are in the research and development phase, we have not generated revenue to date. Our operations are funded through equity raises, which occur from time to time. To proceed with our operations, we will need to raise additional funds to support the advancement of our therapeutic candidates.

While advancing into our next phase, we plan on creating a leaner and simpler operating model to streamline our operations and reallocate resources towards commercializing our lead product candidate Ampion.

Overview

We are focused primarily on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability.

We currently have two lead product candidates, which have advanced through late-stage clinical trials in the United States. During the fourth quarter of 2017, we successfully completed our second Phase III trial for Ampion, a biologic intra-articular injection being studied for the treatment of pain due to osteoarthritis of the knee. In addition, we have completed clinical trials for Optina, an oral agent being studied for the treatment of diabetic macular edema.

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, or HSA, a Food and Drug Administration, or FDA, approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers and peer-reviewed publications on the mechanism of Ampion.

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe osteoarthritis of the knee, or OAK. Osteoarthritis is a growing epidemic in the United States and symptomatic OAK is expected to impact 1 in 2 Americans. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little to no treatment options other than total knee arthroscopy. The FDA has stated that severe OAK is an ‘unmet medical need’ with no licensed therapies for this indication.

 We have conducted multiple clinical studies which have included over 2,000 patients in the development of Ampion.

Clinical Development Pathway

In late 2017, we announced the publication of an integrated analysis of 417 severely diseased OAK patients, thought to be the largest study treating this patient population, as a feature article in Orthopedics, an international peer-reviewed journal. The publication detailed the safety and tolerability of a single intra-articular injection of Ampion into the knee and demonstrated that patients are significantly more likely to respond to treatment with Ampion with a longer duration of response compared to saline. This data suggests that Ampion can satisfy an unmet medical need for a population with few therapeutic treatment options and a debilitating symptomatic disease.

Additionally, we announced the beginning of an Open Label Extension (OLE) study of the AP-003-C trial. The OLE study offers patients an opportunity to receive repeat injections of Ampion after they have completed the pivotal clinical trial. The OLE study will address the regulatory requirements to allow an expanded commercial label for repeat administration of Ampion.

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

When organized into a cortical ring, filamentous actin, or f-actin, Optina increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

Clinical Development Pathway

We met with the Division of the Transplant and Ophthalmology Products of the FDA in late 2015 to discuss the results of the OptimEyes clinical trial of Optina and to seek guidance on the next steps for approval. The guidance from the FDA was that we perform a confirmatory study on patients with DME who are refractory to the currently available drugs, which if successful, would qualify Optina as a rescue medication for patients who have no treatment options (failed available therapies). The study could have significantly fewer patients than in our previous OptimEyes study, based on power calculations and guidance received from the FDA, and could include approximately 80 patients randomized 1:1 between placebo and Optina. Optina would be compared to placebo, not to other anti-VEGF drugs, since we are addressing a population that failed these alternative treatments. The FDA will consider improved vision as measured by best corrected visual acuity, which is statistically and clinically meaningful, as determined by experts in the field. The duration of the study is expected to be a maximum of 12 months. We have also considered conducting a trial in combination with other anti-VEGF drugs as we believe the effect of Optina with the anti-VEGF drugs could be cumulative.

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a product candidate may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon the FDA’s findings of safety and effectiveness for a previously approved product.

While Optina shows promise, we are currently focusing our resources and clinical development efforts on Ampion to treat osteoarthritis of the knee, our highest priority. We plan to explore partnerships and/or development agreements related to Optina, pending further progress on Ampion related to osteoarthritis of the knee.

Recent Financing Activities

In October 2017, we entered into a Securities Purchase Agreement, with certain investors, pursuant to which we sold approximately 7.7 million shares of common stock at a price per share of $0.875. The gross proceeds from the offering were approximately $6.7 million. The costs associated with the offering were approximately $490,000. The shares were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

In June 2017, we completed a registered direct offering. In this offering, we issued directly to multiple investors approximately 11.0 million shares of our common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. There is a participation right of 35% for any proposed or intended issuance or sale or exchange of securities being offered until the second anniversary of the closing date, which expires on June 2, 2019. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent us from issuing registered shares in a cash exercise. Therefore, we could be forced to cash settle the warrant. Based on this additional derivative feature of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76 and a termination date of June 1, 2022. These warrants had a value of $369,000 when they were issued and are accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. We also incurred expenses related to legal, accounting, and other registration cost of $292,000.

On September 1, 2016, we completed a registered direct offering. In this offering, we issued directly to an institutional investor 5.0 million shares of our common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. There was a participation right of 30% for any proposed or intended issuance or sale or exchange of securities being offered until the first anniversary of the closing date, which expired on September 1, 2017. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 which was declared effective by the SEC in January 2014. The Form S-3 expired in January of 2017 and we filed a new Form S-3 in April 2017.

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of our common stock at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features of the investor warrants, they must be accounted for as a liability at fair value under ASC 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering, the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375 and a termination date of September 1, 2021. These warrants had a value of $89,000 when they were issued and were accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. We also incurred expenses related to legal, accounting, and other registration cost of $113,000.

Our net cash proceeds from the registered direct offering were $3.4 million. When the additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds, this exceeded 100% of the proceeds so we were required to take the additional cost above the transaction proceeds and recognize a loss on the day of the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations.

The Board of Directors determined that this transaction that generated net cash proceeds of $3.4 million was in our best interest as we had less than six months of cash based on our current burn rate when the transaction was completed. They believed this capital raise would give us time to advance our clinical trial efforts in the absence of more favorable alternative sources of financing.

On March 27, 2017, we entered into a Waiver and Consent Letter Agreement, or the “Waiver and Consent Agreement,” with the investor from September 2016, amending the terms of the warrants previously issued. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event we secure any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on our ability to issue or sell shares of our common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, we agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of our capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, we recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

We also have access to a $25.0 million controlled equity offering which we used to generate $153,000 of gross proceeds by selling 163,254 common shares in August 2016. The placement agent received a fixed commission of 3.0% of the gross proceeds from the shares sold. We did not use the controlled equity offering during fiscal 2017, however we could use the controlled equity offering to generate additional funding in the near future.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and have therefore incurred significant net losses totaling $205.0 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of December 31, 2017, we had $8.2 million of cash which we expect can fund our operation through the second quarter of 2018. To operate as planned in fiscal 2018 and into 2019 we will need to raise at least $11.0 million through equity offerings, debt or other financing tools.

Although we have raised net proceeds of over $100 million in the past five years through the sale of common stock and warrants, we cannot assure you that we will be able to secure such additional financing, if needed, or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus in fiscal 2018 is advancing the clinical development of our core asset: Ampion. In December 2017, we successfully completed our confirmatory single injection Ampion trial, with 71% of Ampion treated patients meeting the OMERACT-OARSI responder criteria. This percentage exceeds the physician reported threshold of 30% for a meaningful treatment in severe osteoarthritis of the knee. With these positive results, we plan to file the BLA during fiscal 2018.

Significant Accounting Policies and Estimates

Information regarding our Significant Accounting Policies and Estimates is contained in Note 2 to the Financial Statements.

Recent Accounting Pronouncements

Information regarding recently issued accounting standards (adopted and not adopted as of December 31, 2017) is contained in Note 2 to the Financial Statements.

Stockholders’ Equity

For the year ended December 31, 2017, we had a stockholders’ equity deficit of $34.2 million. Our total loss for the year was $51.9 million. The loss is primarily attributable to the non-cash derivative expense of $36.2 million that was recognized in the fourth quarter of 2017. The rise in our stock price to $4.07 as of December 31, 2017 significantly increased the value of our outstanding low priced warrants.

Results of Operations—Year Ended December 31, 2017, 2016 and 2015

Results of continuing operations for the years ended December 31, 2017, 2016 and 2015 reflected losses applicable to Ampio of $51.9 million, $19.2 million and $24.1 million, respectively. The primary reason for the increased loss was caused by the derivative expense related to the warrant valuation in fiscal 2017 as compared to fiscal 2016 due to the increase in the stock price. The derivative expense is included in the non-cash charges in the statement of cash flows, along with stock-based compensation, warrant modification expense, depreciation and amortization, amortization of prepaid research and development-related party, common stock issued for services, loss on equity investment in Aytu and unrealized loss on trading securities totaling $38.8 million, $5.1 million and $6.4 million in 2017, 2016 and 2015, respectively. The increase in the loss was offset by a decrease in operating expenses of $1.5 million, which is described in more detail below.

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, stock-based compensation, consultants and sponsored research – related party. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Years Ended December 31,
	2017	2016	2015
Clinical trials and sponsored research	$5,529,000	$4,867,000	$8,526,000
Labor	2,320,000	2,892,000	2,855,000
Stock-based compensation	298,000	371,000	2,092,000
Consultants and other	1,950,000	2,272,000	1,495,000
Sponsored research - related party	324,000	144,000	144,000
	$10,421,000	$10,546,000	$15,112,000

Comparison of Years Ended December 31, 2017 and 2016

Research and development expenses decreased $125,000, or 1.2%, in 2017 compared to 2016. Clinical trial and sponsored research costs increased from 2016 as we completed the AP-003-C earlier than originally anticipated. The AP-003-C trial started at the end of the second quarter with costs expected to be incurred through April 2018. However, we completed the trial by December 2017. In 2016, the PIVOT trial costs were incurred during the first three quarters. Labor cost decreased in 2017 because of a reduction in headcount and not recording the monthly bonus accrual, as well as the implementation of the new PTO policy. The decrease in stock-based compensation in 2017 is the result of options being granted at a lower strike price and previously awarded high priced options becoming fully vested during 2016. Consultants and other costs decreased in 2017 as we continue to focus on cost reduction measures. The 2017 increase in sponsored research-related party was the result of accelerated costs due to terminating our sponsored research agreement with Trauma Research LLC.

Comparison of Years Ended December 31, 2016 and 2015

Research and development expenses decreased $4.6 million, or 30.2%, in 2016 compared to 2015. This was due primarily to a decrease in clinical trial expenses from both the Stride and the OptimEyes trials as well as starting the PIVOT Trial in fiscal 2015 as compared to only having the PIVOT trial during the first three quarters of fiscal 2016. The increase in labor and consultants and other is due to additional costs in 2016 related to preparing our facility to become operational and the additional professional staffing required as we originally prepared to file our BLA for Ampion. The decrease in stock-based compensation in 2016 was the result of previously awarded high priced options becoming fully vested during 2015.

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

	Years Ended December 31,
	2017	2016	2015
Occupancy, travel and other	$2,056,000	$1,602,000	$2,080,000
Labor	956,000	1,414,000	1,594,000
Stock-based compensation	507,000	1,205,000	2,896,000
Professional fees	763,000	1,130,000	991,000
Patent costs	568,000	950,000	1,224,000
Directors fees	294,000	235,000	271,000
	$5,144,000	$6,536,000	$9,056,000

Comparison of Years Ended December 31, 2017 and 2016

General and administrative costs decreased $1.4 million, or 21.3%, in 2017 compared to 2016 due to our focus on cost reduction measures. However, occupancy, travel and other expenses increased due to two contractual agreements; one to grow potential partnerships and the other to assist in public relations surrounding the trial results. Labor cost decreased in 2017 because of a reduction in headcount and a reduced bonus accrual, as well as the implementation of the new PTO policy. The decrease in stock-based compensation in 2017 is the result of options being granted at a lower strike price and previously awarded high priced options becoming fully vested during 2016. In addition, we did not have expenses relating to stock-based compensation from the acceleration of the Aytu stock options held by Ampio employees and professional fees related to shareholder lawsuits that were experienced during 2016. Patent costs in 2017 have decreased due to us delaying non-essential patent renewals until 2018 as we focus on Ampion, in addition to a credit memo received from the patent attorney related to Aytu. Director fees increased in 2017 due to an increase in meetings related to equity offerings, contractual agreements and transition of employees.

Comparison of Years Ended December 31, 2016 and 2015

General and administrative costs decreased $2.5 million, or 27.8%, in 2016 compared to 2015. The occupancy, travel and other expenses decreased due to warrant modifications and public relations expense. In 2015, there were modifications to warrants and no such expense was incurred during 2016. In addition, the public relations expense decreased in 2016 as we did not utilize these services as frequently. The decrease in stock-based compensation was driven by fewer options being granted in 2016 at a reduced stock price compared to 2015.

Net Cash Used in Operating Activities

During 2017, our operating activities from continuing operations used $11.4 million in cash. The use of cash was $40.5 million lower than the net loss due primarily to non-cash charges for the derivative expense of $36.2 million, as well as the stock-based compensation, equity investment in Aytu, depreciation and amortization. Cash provided in operating activities also included a $332,000 decrease in accrued compensation which was offset by a $2.1 million increase in accounts payable and accrued expenses.

During 2016, our operating activities from continuing operations used $14.6 million in cash. The use of cash was $40.5 million lower than the net loss due primarily to non-cash charges for stock-based compensation, derivative expense, equity investment in Aytu, depreciation and amortization. Cash provided in operating activities also included a $480,000 increase in accrued compensation which was offset by a $1.1 million decrease in accounts payable and accrued expenses.

During 2015, our operating activities from continuing operations used $17.9 million in cash. The use of cash was $6.2 million lower than the net loss due to continuing operations primarily from non-cash charges for stock-based compensation, depreciation, amortization and warrant modification expense. Cash provided in operating activities also included a $744,000 increase in accrued compensation and a $298,000 decrease in prepaid which were offset by a $1,144,000 decrease in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

During 2017, cash was used to purchase $72,000 of equipment.

During 2016, cash was used to purchase $7,000 of equipment.

During 2015, $16.3 million of cash was used to invest in Aytu. Purchases of fixed assets decreased to $110,000 in 2015 which reflects the near completion of our manufacturing facility.

Net Cash from Financing Activities

Net cash provided by financing activities in 2017 was $12 million in net proceeds from our registered offerings. We also received $2.8 million from option and warrant exercises.

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

Contractual Obligations and Commitments

Information regarding Contractual Obligations and Commitments is contained in Note 7 to the Financial Statements.

Liquidity and Capital Resources

We have not generated revenue or profits as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of December 31, 2017, we had $8.2 million of cash which we expect can fund our operation through the second quarter of 2018. To operate as planned in fiscal 2018 and into 2019 we will need to raise at least $11.0 million through equity offerings, debt or other financing tools. This projection is based on many assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital within the next three months to expand our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we will seek to raise additional capital within the next three months when we conclude that such capital is available on terms that we consider to be in the best interests of the Company and our stockholders.

We have prepared a budget for 2018 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $830,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings or our Controlled Equity Offering Sales Agreement that we agreed to in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our future commercialization efforts or suspend operations for a period until we are able to raise additional capital. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 8.          Financial Statements and Supplementary Data

The Financial Statements and Supplementary Data required by this item are in Item 15 of Part IV, “Index to Financial Statements” at page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2017, our internal controls over financial reporting is effective based on these criteria.

EKS&H LLLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.           Other Information

None.

PART III

Item 10.         Directors and Executive Officers, and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of March 1, 2018.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Michael Macaluso	66	Chief Executive Officer and Chairman of the Board	Mr. Macaluso founded Life Sciences and has been a member of the Board of Directors of Life Sciences, our predecessor, since its inception. Mr. Macaluso has also been a member of our Board of Directors since the merger with Chay Enterprises in March 2010 and our Chief Executive Officer since January 2012. Mr. Macaluso was appointed president of Isolagen, Inc. (AMEX: ILE) and served in that position from June 2001 to August 2001, when he was appointed Chief Executive Officer. In June 2003, Mr. Macaluso was re-appointed as President of Isolagen and served as both Chief Executive Officer and President until September 2004. Mr. Macaluso also served on the Board of Directors of Isolagen from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and Principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm.	March 2010

			Mr. Macaluso’s experience in executive management and marketing within the pharmaceutical industry, monetizing company opportunities, and corporate finance led to the conclusion of our Board of Directors that he should serve as a Director of our company considering our business and structure.

David Bar-Or, MD.	69	Chief Scientific Officer and Director	Dr. Bar-Or has served as our Chief Scientific Officer since March 2010. Dr. Bar-Or also served as our chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as chairman of the Board and Chief Scientific Officer of Life Sciences. Dr. Bar-Or is currently the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, St. Anthony’s Hospital, Lakewood, Colorado and The Medical Center of Plano, Plano, Texas. Dr. Bar-Or is the founder of Ampio Pharmaceuticals, Inc. Dr. Bar-Or is principally responsible for all patented and proprietary technologies acquired by us from BioSciences in April 2009. He is also responsible for all patents issued and applied for since then, having been issued over 270 patents and having filed or co-filed almost 120 patent applications. Dr. Bar-Or has authored or co-authored over 143 peer-reviewed journal articles and several book chapters. Dr. Bar-Or is a reviewer for over 145 peer reviewed scientific and clinical journals. He is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award for the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate Residency training at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in Emergency Medicine at Denver Health Medical Center under the direction of Professor Peter Rosen.	March 2010

			Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement and inventions in researching and developing our product candidates, and leadership role in his hospital affiliations led to the conclusion of our Board of Directors that he should serve as a Director of our company considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Philip H. Coelho (1)(2)(3)	74	Director	Mr. Coelho has served as a member of our Board of Directors since April 2010. Mr. Coelho is the Chief Technology Officer and Co-Founder of SynGen Inc., a firm inventing and commercializing products that harvest stem and progenitor cells derived from a donor or the patient’s own body to treat human disease. Prior to founding SynGen Inc. in October 2009, Mr. Coelho was the President and CEO of PHC Medical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp., a medical products company he founded in 1986 that focused on the regenerative medicine market. From 1989 through July 2007, he was Chairman and Chief Executive Officer of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho also serves as a member of the board of directors of Nasdaq-listed company, Catalyst Pharmaceuticals Partners, Inc. (CPRX) (since October 2002), and served as a member of the Board of Directors of NASDAQ-listed Mediware Information Systems, Inc. (MEDW) (from December 2001 until July 2006, and commencing again in May 2008 until it was sold in December 2012). Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 30 U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting and surgical homeostasis.	April 2010

			Mr. Coelho’s long tenure as a Chief Executive Officer of a public medical device company, as Director of a public pharmaceutical company, prior and current public company board experience, and knowledge of corporate finance and governance as an executive and director, as well as his demonstrated success in developing patented technologies, led to the conclusion of our Board of Directors that he should serve as a director of our company considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director Since
Richard B. Giles (1)(2)(3)	68	Director	Mr. Giles, CPA, has served as a member of our Board of Directors since August 2010. Mr. Giles is the Chief Financial Officer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he has held since 1985. Ludvik Electric is a private electrical contractor with 2016 revenues of $70 million that has completed electrical contracting projects throughout the United States, South Africa and Germany. As CFO and Treasurer of Ludvik Electric, Mr. Giles oversees accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related accounting functions. He serves also as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was an audit partner for three years with Higgins Meritt & Company, then a Denver, Colorado CPA firm, and during the preceding nine years he was an audit manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. While with Price Waterhouse, Mr. Giles participated in a number of public company audits, including one for a leading computer manufacturer. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants, Construction Financial Management Association and Financial Executives International.	August 2010

			Mr. Giles’ experience in executive financial management, accounting and financial reporting, and corporate accounting and controls led to the conclusion of our Board of Directors that he should serve as a director of our company considering our business and structure.

David R. Stevens, Ph.D. (1)(2)(3)	68	Director	Dr. Stevens has served as a member of our Board of Directors since June 2011. Dr. Stevens has worked in FDA regulated life science industries since 1978. He has been a board member of Cetya, Inc., since November 2013. He is also a board member of Micro-Imaging Solutions, LLC, a private medical device company. He has served on the boards of several other public and private life science companies, including Poniard Pharmaceuticals, Inc. (2006-2012), Aqua Bounty Technologies, Inc. (2002-2012), and Smart Drug Systems, Inc. (1999-2006), and was an advisor to Bay City Capital from 1999-2006. Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in Comparative Pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.	June 2011

			Dr. Stevens’ experience in executive management in the pharmaceutical industry, and knowledge of the medical device industry led to the conclusion of our Board of Directors that he should serve as a director of our company considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Officers	Officer Since
Thomas E. Chilcott III	50	Chief Financial Officer, Treasurer and Secretary	Prior to taking his current role, Mr. Chilcott served as our Controller. Mr. Chilcott was the President and Chief Financial Officer of Chilcott Consulting Group from September 2006 to December 2016. Mr. Chilcott began his career as an auditor with KMPG Peat Marwick. He graduated from Villanova University with a BS of Administration in Accountancy and is a Certified Public Accountant in good standing.	June 2017

Holli Cherevka	34	Chief Operating Officer	Prior to taking her current role, Ms. Cherevka served as our Vice President of Operations and oversaw the clinical, regulatory and manufacturing operations. She has held roles of increasing responsibility throughout her career at Ampio including site leadership, strategic planning, contractor management, and product portfolio leadership. Previously, Ms. Cherevka was the Director of Business Development at the American College of Radiology (ACR) Image Metrix. Ms. Cherevka earned a Bachelor of Arts from California State University, Chico, and holds a Master of Science in Biomedical and Molecular Sciences Research from King’s College, London. Ms. Cherevka is a member of the Parenteral Drug Association, Colorado Bioscience Association and the International Society of Pharmaceutical Engineers. She has represented Ampio Pharmaceuticals at conferences for the International Society of Pharmaceutical Engineers as well as at Global Investment Conferences.	September 2017

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee

Family Relationships

There are no family relationships between any of our directors. Raphael Bar-Or, a non-executive officer, is the son of David Bar-Or, our Chief Scientific Officer and a Director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of our Common Stock to file certain reports, Forms 3, 4 and 5, with the SEC with respect to ownership and changes in ownership of our Common Stock. To our knowledge, no shareholder beneficially owns more than 10% of our Common Stock. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe during the period from January 1, 2017 to December 31, 2017, all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to all our employees, officers and directors. The code is available on our web site, www.ampiopharma.com, under the “Investor Relations” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Meetings

During the year ended December 31, 2017, there were held (i) sixteen meetings of the Board of Directors, (ii) six meetings of the Audit Committee, (iii) fifteen meetings of the Compensation Committee, and (iv) no meetings of the Nominating and Governance Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

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

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or person of control of our Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

We are not engaged in, nor are we aware of any pending or threatened, litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

Leadership Structure of the Board

The Board of Directors does not currently have a policy on whether the same person should serve as both the Chief Executive Officer and chairman of the Board or, if the roles are separate, whether the chairman should be selected from the non-employee directors or should be an employee. The Board believes that it should have the flexibility to make these determinations at any given point in time in a way that it believes provides the best leadership for us at that time. Our current chairman, Michael Macaluso, was appointed our Chief Executive Officer effective January 2012. Mr. Macaluso has served as a member of our Board since March 2010 and had been a member of the Board of Directors of Life Sciences from December 2009.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect our business, including operational matters. The Audit Committee is responsible for oversight of our accounting and financial reporting processes and discusses with management our financial statements, internal controls and other accounting and related matters. The Compensation Committee oversees certain risks related to compensation programs and the Nominating and Governance Committee oversees certain corporate governance risks. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by us. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

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

Audit Committee. Our Audit Committee oversees our corporate accounting and financial reporting process and assists the Board of Directors in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

•	selecting and hiring our independent auditors;

•	appointing, compensating and overseeing the work of our independent auditors;

•	approving engagements of the independent auditors to render any audit or permissible non-audit services;

•	reviewing the qualifications and independence of the independent auditors;

•	monitoring the rotation of partners of the independent auditors on our engagement team as required by law;

•	reviewing our financial statements and reviewing our critical accounting policies and estimates;

•	reviewing the adequacy and effectiveness of our internal controls over financial reporting;

•	reviewing and discussing with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports; and

•	reviewing related party transactions.

The members of our Audit Committee are Messrs. Giles, Coelho and Stevens. Mr. Giles is our Audit Committee chairman and was appointed to our Audit Committee in August 2010. Our Board of Directors has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board of Directors has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE American and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of SEC rules and regulations, and applicable requirements of the NYSE American.

Compensation Committee.  Our Compensation Committee oversees our corporate compensation policies, plans and programs. The Compensation Committee is responsible for, among other things:

•	reviewing and recommending policies, plans and programs relating to compensation and benefits of our directors, officers and employees;

•	reviewing and recommending compensation and the corporate goals and objectives relevant to compensation of our Chief Executive Officer;

•	reviewing and approving compensation and corporate goals and objectives relevant to compensation for executive officers other than our Chief Executive Officer;

•	evaluating the performance of our executive officers considering established goals and objectives;

•	developing and periodically reviewing with our Board of Directors a succession plan for our chief executive officer; and

•	administering our equity compensations plans for our employees and directors.

The members of our Compensation Committee are Messrs. Coelho, Giles and Stevens. Mr. Coelho is the chairman of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, is an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and satisfies the independence requirements of the NYSE American. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the functioning of our Compensation Committee complies with, any applicable requirements of the NYSE American and SEC rules and regulations.

Our Compensation Committee and the Board of Directors have not yet established a succession plan for our Chief Executive Officer. Mr. Macaluso is in excellent health and is performing to the satisfaction of the Board of Directors. Therefore, the Nominating and Governance Committee does not believe there is a pressing need to have a succession plan for the CEO position.

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

Nominating and Governance Committee. Our Nominating and Governance Committee oversees and assists our Board of Directors in reviewing and recommending corporate governance policies and nominees for election to our Board of Directors. The Nominating and Governance Committee is responsible for, among other things:

•	evaluating and making recommendations regarding the organization and governance of the Board of Directors and its committees;

•	assessing the performance of members of the Board of Directors and making recommendations regarding committee and chair assignments;

•	recommending desired qualifications for Board of Directors membership and conducting searches for potential members of the Board of Directors; and

•	reviewing and making recommendations about our corporate governance guidelines.

The members of our Nominating and Governance Committee are currently Messrs. Giles, Stevens and Coelho. Mr. Coelho is the chairman of our Nominating and Governance Committee. Our Board of Directors has determined that each member of our Nominating and Governance Committee is independent within the meaning of the independent director guidelines of the NYSE American.

Our Board of Directors may from time to time establish other committees.

Non-Employee Director Compensation

Our Compensation Committee established the following fees for payment to members of our Board of Directors or committees, for the fiscal year ended December 31, 2017:

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

The Non-Employee Director Compensation for fiscal 2017 included a grant to each Director of options to purchase 30,000 shares of our common stock on the date of our annual shareholder meeting of stockholders, vesting monthly over the succeeding twelve months. The 2017 annual meeting occurred on September 23, 2017.

Director Compensation for 2017

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2017. Our employee directors do not receive additional compensation for their services as a member of our Board of Directors.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1) (2)	Stock Awards (3)	All Other Compensation	Total
Philip H. Coelho	$110,500	$34,053	$20,000	$-	$164,553
Richard B. Giles	$99,500	$34,053	$20,000	$-	$153,553
David Stevens, PhD	$84,000	$34,053	$20,000	$-	$138,053

(1)	On January 7, 2017, the date of the 2016 annual meeting, each of Messrs. Coelho, Giles and Dr. Stevens was granted options to purchase 30,000 shares of common stock. These options have an exercise price of $0.95 per share. These options vest over 12 months and have a term of 10 years from the grant date. On September 23, 2017, the date of the 2017 annual meeting, each of Messrs. Coelho, Giles and Dr. Stevens was granted options to purchase 30,000 shares of common stock. These options have an exercise price of $0.60 per share. These options vest over 12 months and have a term of 10 years from the grant date. The amounts in this column reflect the grant date fair values of the stock awards based on the last reported sale price of the common stock at the dates of grant.

(2)	At December 31, 2017, Messrs. Coelho, Giles and Dr. Stevens held options to acquire 655,554, 740,000 and 315,000 shares of common stock, respectively.

(3)	On January 3, 2017, each of Messrs. Coelho, Giles and Dr. Stevens was awarded 20,826 shares of common stock pursuant to the 2010 Plan, at a price of $0.96 per share equivalent to $20,000, which was the closing price of our common stock on the date of grant.

Item 11.	Executive Compensation

Executive Compensation

Compensation Discussion and Analysis

Overview. The following Compensation Discussion and Analysis describes the material elements of compensation for our executives identified in the Summary Compensation Table, or the Named Executive Officers. The Compensation Committee of the Board of Directors assists the Board of Directors in discharging the Board’s responsibilities regarding compensation of our executives, including the Named Executive Officers. The Compensation Committee makes recommendations to the Board of Directors regarding the corporate goals and objectives relevant to executive compensation, evaluates executives’ performance considering such goals and objectives, and recommends the executives’ compensation levels to the Board of Directors based on such evaluations. The Compensation Committee’s recommendations relating to compensation matters are subject to approval by the Board.

Compensation Philosophy and Objectives. Our executive compensation program is designed to retain our executive officers and to motivate them to increase stockholder value on both an annual and a longer-term basis. These objectives are accomplished primarily by positioning us to maximize our product development efforts and to transform, those efforts into revenues and income. To that end, compensation packages include significant incentives in the form of stock-based compensation to ensure that each executive officer’s interest is aligned with the interests of our stockholders.

Named Executive Officers

For our most recently completed fiscal year (the year ended December 31, 2017), our Named Executive Officers were: (i) Michael Macaluso, our Chief Executive Officer, who has served as our Chief Executive Officer since January 2012, (ii) Thomas E. Chilcott, our Chief Financial Officer, who served as our interim Chief Financial Officer from June 2017 to August 2017 and has served as our Chief Financial Officer, Secretary and Treasurer since August 2017, (iii) David Bar-Or, M.D., our current Chief Scientific Officer, who has served as our Chief Scientific Officer since March 2010, (iv) Holli Cherevka, our current Chief Operating Officer, who has served as our Chief Operating Officer since September 2017 and (v) Gregory A. Gould, our former Chief Financial Officer, Secretary and Treasurer, who served as our Chief Financial Officer from June 2014 to June 2017. We had no other executive officers serving during the year ended December 31, 2017.

Executive Compensation Components

Our compensation program for our Named Executive Officers consists of three components: (i) a base salary, (ii) discretionary bonuses based on performance, and (iii) equity compensation. Each of these components is reflected in the Summary Compensation Table below.

Salaries. The initial cash salaries paid to Mr. Macaluso, Mr. Chilcott, Dr. Bar-Or and Ms. Cherevka were established at the time they became officers. Each of these persons has an employment agreement with us, a copy of which is an exhibit to, or incorporated by reference herein. Since the respective dates of their becoming Named Executive Officers, any increases in the salaries of our Named Executive Officers have been made at the discretion of the Compensation Committee. Mr. Macaluso and Dr. Bar-Or receive no additional compensation for serving on our Board of Directors.

Cash Incentive Compensation. Cash incentive or bonus compensation is discretionary under our employment agreements with Dr. Bar-Or, Mr. Macaluso, Mr. Chilcott and Ms. Cherevka. However, each employment agreement contains performance objectives tailored to the individual officer’s duties, and our performance. All cash incentive compensation grants are intended to be paid in accordance with Section 162(m) of the Code. For 2017, we awarded a cash bonus to Mr. Macaluso, Mr. Chilcott, Dr. Bar-Or and Ms. Cherevka of $5,000 each which were awarded on a discretionary basis by the Compensation Committee. In 2017, we also awarded Mr. Chilcott a cash bonus of $50,000, which was awarded based on his employment agreement. In addition, we also awarded Ms. Cherevka a cash bonus of $40,000 during 2017, which was awarded based on her performance during 2016.

Equity Compensation. In 2017, we granted stock options to certain of our officers, directors and consultants for their services, all of which were granted pursuant to written agreements under the 2010 Plan. Included in such stock options were 400,000 options granted to Mr. Macaluso, 375,000 options granted to Mr. Chilcott, 133,000 options granted to Dr. Bar-Or and 230,000 options granted to Ms. Cherevka. All future grants are expected to be made under the 2010 Plan. The vesting period for option grants vary.

Perquisites. We offer health benefits and a 401k employee benefit plan for all our employees. None of our Named Executive Officers receives any further perquisites.

Why Each Element of Compensation is Paid; How the Amount of Each Element is Determined. The Compensation Committee intends to pay each of these elements to ensure that a desirable overall mix is established between base compensation and incentive compensation, cash and non-cash compensation, and annual and long-term compensation. The Compensation Committee also intends to evaluate on a periodic basis the overall competitiveness of our executive compensation packages as compared to packages offered in the marketplace for which we compete with executive talent. Overall, our Compensation Committee believes that our executive compensation packages are currently appropriately balanced and structured to retain and motivate our Named Executive Officers, while considering our limited financial resources.

How Each Compensation Element Fits into Overall Compensation Objectives and Affects Decisions Regarding Other Elements. In establishing compensation packages for executive officers, numerous factors are considered, including each executive’s experience, expertise and performance, our operational and financial performance, and compensation packages available in the marketplace for similar positions. In arriving at amounts for each component of compensation, our Compensation Committee strives to strike an appropriate balance between base compensation and incentive compensation. The Compensation Committee also endeavors to properly allocate between cash and non-cash compensation and between annual and long-term compensation.

Risk Assessment. Our Compensation Committee has reviewed our compensation program and believes that the program, including our cash incentive compensation and equity incentive compensation, does not encourage our Named Executive Officers to engage in any unnecessary or excessive risk-taking. As a result, the Compensation Committee has not implemented a provision for recovery by us of cash or incentive compensation bonuses paid to our Named Executive Officers.

Role of Compensation Consultants in Executive Compensation Decisions. The Compensation Committee has the authority to retain the services of third-party executive compensation specialists regarding the establishment of our compensation policies. The Compensation Committee did not use a compensation consultant regarding 2017 executive compensation and instead relied upon the professional and market experience of the Committee members. The Compensation Committee may engage a compensation consultant in the future if it deems such services to be appropriate and cost-justified.

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

Submitted by the Compensation Committee of the Board of Directors

Philip H. Coelho
Richard B. Giles David R. Stevens, Ph.D.

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued in 2017, 2016 and 2015, to each of the following named executive officers.

Summary Compensation of Named Executive Officers

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Award ($)	Option Award ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)		(g)	(h)	(i)		(j)

Current Named Exective Officers

Michael Macaluso
Chief Executive Officer	2017	300,000		5,000		-	268,016		-	-	-		573,016
effective January 2012	2016	300,000		5,000		-	-		-	-	-		305,000
	2015	300,000		5,000		-	-		-	-	108,433	(2) (3)	413,433

David Bar-Or, M.D.
Chief Scientic Officer and	2017	300,000		5,000		-	46,728		-	-	-		351,728
Former Chairman	2016	300,000		5,000		-	-		-	-	-		305,000
	2015	300,000		5,000		-	-		-	-	224,617	(2) (3)	529,617

Thomas E. Chilcott
Chief Financial Officer	2017	166,458	(10)	55,000	(11)	-	170,386		-	-	-		391,844
effective June 2017	2016	-		-		-	-		-	-	-		-
	2015	-		-		-	-		-	-	-		-

Holli Cherevka
Chief Operating Officer	2017	187,195	(12)	45,000	(13)	-	91,887		-	-			324,082
effective September 2017	2016	-		-		-	-		-	-	-		-
	2015	-		-		-	-		-	-	-		-
										-
Gregory A. Gould
Former Chief Financial	2017	114,583	(5)	-		-	-		-	-	31,768	(14)	146,351
Officer	2016	250,000	(5)	5,000		-	128,162		-	-	-		383,162
	2015	250,000		98,750	(4)	-	212,162		-	-	232,801	(3)	793,713

Vaughan Clift, M.D.
Former Chief Regulatory	2017	-		-		-	-		-	-	-		-
Affairs Officer	2016	145,833		-		-	12,411		-	-	161,897		320,141
	2015	250,000		5,000		-	-		-	-	-		255,000

Mark D. McGregor
Former Chief Financial	2017	-		-		-	-	(6)	-	-	-		-
Officer	2016	-		-		-	20,750	(6)	-	-	-		20,750
	2015	-		-		-	125,901	(6)	-	-	-		125,901

Joshua R. Disbrow
Former Chief Operating	2017	-		-		-	-		-	-	-		-
Officer and Chief Executive	2016	-		-		-	-		-	-	-		-
Officer of Aytu	2015	255,587	(8)	122,500	(9)	-	691,948	(7)	-	-	558,722	(3)	1,628,757
BioScience, Inc.

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to Financial Statements – Note 9 – Equity Instruments.”
(2)	Compensation includes a cash payment per option share equal to the difference between the consideration payable per share of common stock pursuant to the Luoxis Rosewind Merger and the exercise price of the option (total payment was $27,000) and the fair value of Aytu options granted in November 2015 when Aytu was a subsidiary of Ampio.
(3)	Compensation includes the fair value of Aytu options granted in November 2015.
(4)	Mr. Gould received $25,000 of this bonus which related to his performance for Aytu.
(5)	Per an agreement between Ampio and Aytu, Aytu paid 50%, $125,000 and $57,292 of Mr. Gould’s base salary back to Ampio for his services rendered as Aytu’s Chief Financial Officer during 2016 and 2017, respectively. As of June 2017, Mr. Gould was no longer the Chief Financial Officer of Ampio.
(6)	Mr. McGregor’s (former Chief Financial Officer) options were modified in May 2015 and July 2016 which extended the expiration date an additional year to August 15, 2016. Mr. McGregor’s options were modified again in August 2017, which extended the expiration date to March 31, 2018. However, due to the stock price at the time of modification, no additional fair value expense was incurred.
(7)	Mr. Disbrow’s options were modified in April 2015 which accelerated the vesting and extended the exercise period from ninety days after termination to April 15, 2020.
(8)	Mr. Disbrow resigned as Chief Operating Officer effective April 2015 and took the position of Chief Executive Officer at Aytu which was a subsidiary of Ampio until January 4, 2016.
(9)	Mr. Disbrow received a bonus of $122,500 related to his superior performance as Chief Executive Officer of Aytu.
(10)	Mr. Chilcott was appointed interim Chief Financial Officer, effective June 2017 and Chief Financial Officer, effective August 2017.
(11)	Mr. Chilcott received a $50,000 bonus based on his employment agreement for the October 2017 Securities Purchase Agreement.
(12)	Ms. Cherevka was appointed Chief Operating Officer, effective September 2017.
(13)	Ms. Cherevka received a $40,000 bonus related to her performance during 2016, which was paid out during 2017.
(14)	Mr. Gould’s PTO balance was paid out during June 2017.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers as of December 31, 2017:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards

Current Named Exective Officers
Michael Macaluso	3/9/2017	400,000	$0.81	$268,016
Dr. David Bar-Or	8/28/2017	133,000	0.50	46,728
Thomas E. Chilcott	8/23/2017	200,000	0.48	70,496
Thomas E. Chilcott	6/15/2017	100,000	0.60	44,154
Thomas E. Chilcott	1/18/2017	75,000	0.94	55,736
Holli Cherevka	9/19/2017	200,000	0.55	81,125
Holli Cherevka	8/8/2017	30,000	0.51	10,762

In March 2017, Mr. Macaluso was granted options to purchase 400,000 shares of common stock. These options have an exercise price of $0.81 per share, which was the closing price of our common stock on the date of grant, March 9, 2017. These options will vest 33% on the first anniversary of the grant date, 33% on the second anniversary and 34% on the third anniversary.

In August 2017, Dr. Bar-Or was granted options to purchase 133,000 shares of common stock. These options have an exercise price of $0.50 per share, which was the closing price of our common stock on the date of grant, August 28, 2017. These options vested immediately.

In August 2017, Mr. Chilcott was granted options to purchase 200,000 shares of common stock. These options have an exercise price of $0.48 per share, which was the closing price of our common stock on the date of grant, August 23, 2017. Of these options, 50% vested immediately, 50% will vest on the first anniversary of the grant date.

In June 2017, Mr. Chilcott was granted options to purchase 100,000 shares of common stock. These options have an exercise price of $0.60 per share, which was the closing price of our common stock on the date of grant, June 15, 2017. Of these options, 33% vested immediately, 33% will vest on the first anniversary of the grant date and 34% will vest on the second anniversary.

In January 2017, Mr. Chilcott was granted options to purchase 75,000 shares of common stock. These options have an exercise price of $0.94 per share, which was the closing price of our common stock on the date of grant, January 18, 2017. Of these options, 33% vested immediately, 33% will vest on the first anniversary of the grant date and 34% will vest on the second anniversary.

In September 2017, Ms. Cherevka was granted options to purchase 200,000 shares of common stock. These options have an exercise price of $0.55 per share, which was the closing price of our common stock on the date of grant, September 19, 2017. Of these options, 50% vested immediately, 50% will vest on the first anniversary of the grant date.

In August 2017, Ms. Cherevka was granted options to purchase 30,000 shares of common stock. These options have an exercise price of $0.51 per share, which was the closing price of our common stock on the date of grant, August 8, 2017. These options vested immediately.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2017:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Current Named Exective Officers

Michael Macaluso	-		400,000	(1)	-	0.81	3/9/2027	-	-	-	-
Michael Macaluso	180,000	(2)	-		-	3.46	12/20/2024	-	-	-	-
Michael Macaluso	250,000		-		-	2.76	5/7/2022	-	-	-	-
Michael Macaluso	180,000		-		-	1.70	8/27/2020	-	-	-	-
Michael Macaluso	220,000		-		-	1.03	8/12/2020	-	-	-	-
David Bar-Or, M.D.	133,000		-		-	0.50	8/28/2027
David Bar-Or, M.D.	300,000		-		-	6.48	8/11/2024	-	-	-	-
David Bar-Or, M.D.	300,000		-		-	6.15	7/15/2023	-	-	-	-
David Bar-Or, M.D.	200,000		-		-	2.76	5/7/2022	-	-	-	-
David Bar-Or, M.D.	400,000		-		-	1.03	8/12/2020	-	-	-	-
Thomas E. Chilcott	100,000		100,000	(3)	-	0.48	8/23/2027	-	-	-	-
Thomas E. Chilcott	33,333		66,667	(4)	-	0.60	6/15/2027	-	-	-	-
Thomas E. Chilcott	25,000		50,000	(5)	-	0.94	1/18/2027	-	-	-	-
Holli Cherevka	100,000		100,000	(6)	-	0.55	9/19/2027	-	-	-	-
Holli Cherevka	30,000		-		-	0.51	8/8/2027	-	-	-	-
Holli Cherevka	113,334		56,666	(7)	-	1.03	7/15/2026	-	-	-	-
Holli Cherevka	30,000		-		-	3.43	10/6/2024	-	-	-	-
Holli Cherevka	80,000		-		-	8.62	11/8/2023	-	-	-	-
Holli Cherevka	45,000		-		-	4.72	4/2/2023	-	-	-	-
Holli Cherevka	35,000		-		-	4.16	1/14/2023	-	-	-	-

(1)	Unexercisable options vest annually starting on first anniversary of grant date and become fully vested on March 9, 2020
(2)	Forfeited 220,000 vested options as of August 8, 2017
(3)	Unexercisable options vest annually starting on grant date and become fully vested on August 23, 2018
(4)	Unexercisable options vest annually starting on grant date and become fully vested on June 15, 2019
(5)	Unexercisable options vest annually starting on grant date and become fully vested on January 18, 2019
(6)	Unexercisable options vest annually starting on grant date and become fully vested on September 19, 2018
(7)	Unexercisable options vest annually starting on grant date and become fully vested on July 15, 2018

Employment Agreements

We entered into an employment agreement with Mr. Michael Macaluso, our Chief Executive Officer, effective January 9, 2012 which provided for an annual salary of $195,000, with an initial term ending January 9, 2015. On October 1, 2013, we increased Mr. Macaluso’s annual salary from $195,000 to $300,000. On December 20, 2014, we extended the Employment Agreement of Mr. Macaluso for three additional years, expiring January 9, 2017. On March 9, 2017, we extended his employment agreement for another three years until January 9, 2020. In connection with his 2017 Amendment, Mr. Macaluso was awarded 400,000 options to purchase our common stock at an exercise price of $0.81 vesting annually over three years beginning on March 9, 2018.

In August 2010, we entered into employment agreements with Dr. David Bar-Or, our Chief Scientific Officer, and Dr. Vaughan Clift, our Chief Regulatory Affairs Officer. The employment agreement with Dr. Bar-Or supersedes his prior agreement with Life Sciences. Dr. Clift’s employment agreement was amended on October 1, 2010 and May 26, 2011. The terms of the employment agreements with Dr. Bar-Or and Dr. Clift are substantially identical except as noted below. Each agreement had an initial term ending July 31, 2013. The agreements provide for annual salaries of $300,000 for Dr. Bar-Or and $250,000 for Dr. Clift. On July 15, 2013, we extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2014. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at an exercise price of $6.15 with 50% vesting upon grant and 50% after one year. On August 11, 2014, we extended the Employment Agreements of Dr. David Bar-Or and Dr. Vaughan Clift for one additional year, expiring July 31, 2015. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at an exercise price of $6.48 with 50% vesting upon grant and 50% after one year. On August 3 and July 31, 2015, we extended the Employment Agreements of Dr. Bar-Or and Dr. Clift, respectively, for one additional year, expiring July 31, 2016. In connection with these Amendments, Dr. Bar-Or and Dr. Clift were awarded 300,000 and 170,000 options, respectively, to purchase our common stock at exercise prices of $2.60 and $2.68, respectively, with such options vesting on the date that we meet all endpoints in connection with the Ampion clinical trial as determined in the sole discretion of our Compensation Committee. We did not meet the primary end point on the Ampion trial, so the options granted to Dr. Bar-Or and Dr. Clift in July 2015 expired unvested on June 30, 2016.

On August 1, 2016, we extended the Employment Agreement of Dr. Bar-Or for one year, which expired on July 31, 2017. On June 30, 2017, we extended the Employment Agreement of Dr. Bar-Or for an additional year, expiring July 1, 2018. In connection with this agreement, Dr. Bar-Or was awarded 133,000 options to purchase our common stock at an exercise price of $0.50 with 100% vesting immediately.

On March 2, 2016, we entered into an agreement with Vaughan Clift, M.D., our former Chief Regulatory Affairs Officer. Pursuant to the Agreement, Dr. Clift served out the term of his employment agreement, which expired on July 31, 2016.

We entered into an employment agreement with Mr. Gregory Gould, our former Chief Financial Officer, on June 10, 2014, which provided for an annual salary of $250,000 and a term ending June 10, 2017. In connection with this employment agreement, Mr. Gould was awarded 300,000 options to purchase common stock at an exercise price of $7.14 vesting annually over two years beginning on June 10, 2014. We did not renew Mr. Gould’s employment agreement, which expired June 10, 2017.

We entered into an employment agreement with Mr. Thomas Chilcott, our Chief Financial Officer, on August 23, 2017, which provided for an annual salary of $200,000 and a term ending August 16, 2019. In connection with this employment agreement, Mr. Chilcott was awarded 200,000 options to purchase common stock at an exercise price of $0.48, with 50% vesting upon grant and 50% after one year.

We entered into an employment agreement with Ms. Holli Cherevka, our Chief Operating Officer, on September 19, 2017, which provided for an annual salary of $200,000 and a term ending September 19, 2019. In connection with this employment agreement, Ms. Cherevka was awarded 200,000 options to purchase common stock at an exercise price of $0.55, with 50% vesting upon grant and 50% after one year.

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

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board of Directors based on individual achievement and Company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining successful clinical trial results, (ii) preparation and compliance with a fiscal budget, (iii) the launch of clinical trials for additional products approved by the Board of Directors, (iv) the sale of intellectual property not selected for clinical trials by us at prices, and times, approved by the Board of Directors and (v) making significant scientific discoveries acceptable to the Board of Directors. The targeted amount of the annual bonus for Mr. Macaluso, Dr. Bar-Or, Mr. Chilcott and Ms. Cherevka is 50% of the applicable base salary, although the actual bonus may be higher or lower.

Potential Payments upon Termination or Change in Control

If the employment of Dr. Bar-Or, Mr. Chilcott or Ms. Cherevka is terminated at our election at any time, for reasons other than death, disability, cause (as defined in the agreement) or a voluntary resignation, or if the officer terminates their employment for good reason, the officer in question shall be entitled to receive a lump sum severance payment equal to two times, one and a half times or one half times their base salary, respectively and of the continued payment of premiums for continuation of the officer’s health and welfare benefits pursuant to COBRA or otherwise, for a period of two years from the date of termination, subject to earlier discontinuation if the officer is eligible for comparable coverage from a subsequent employer. Mr. Macaluso is not entitled to any such termination payments pursuant to the terms of his employment agreement. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

“Good Reason” means:

•	a material reduction in the officer’s overall responsibilities or authority or scope of duties;

•	a material reduction of the officer’s compensation; or

•	relocation of the officer to a facility or location not within 40 miles of the state capitol building in Denver, Colorado.

“Cause” means:

•	willful malfeasance or willful misconduct in connection with employment;

•	conviction of, or entry of a plea of guilty or nolo contendere to, any crime other than a traffic violation or misdemeanor;

•	willful and deliberate violation of a company policy;

•	unintended but material breach of any written policy applicable to all employees which is not cured within 30 business days;

•	unauthorized use or disclosure of any proprietary information or trade secrets of the company;

•	willful and deliberate breach of the employment agreement;

•	any other material breach of the employment agreement which is not cured within 30 business days; or

•	gross negligence in the performance of duties.

“Change in Control” means the occurrence of any of the following events:

•	The acquisition by an individual, entity, or group, other than us or any of our subsidiaries, of beneficial ownership of 50% or more of the combined voting power or economic interests of our then outstanding voting securities entitled to vote generally in the election of directors (excluding any issuance of securities by us in a transaction or series of transactions made principally for bona fide equity financing purposes);

•	The acquisition of us by another entity by means of any transaction or series of related transactions to which we are a party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any issuance of securities by us in a transaction or series of related transactions made principally for bona fide equity financing purposes) other than a transaction or series of related transactions in which the holders of our voting securities outstanding immediately prior to such transaction or series of related transactions retain, immediately after such transaction or series of related transactions, as a result of our shares held by such holders prior to such transaction or series of related transactions, at least a majority of the total voting power represented by our outstanding voting securities or such other surviving or resulting entity (or if we are or such other surviving or resulting entity is a wholly-owned subsidiary immediately following such acquisition, its parent); or

•	The sale or other disposition of all or substantially all our assets in one transaction or series of related transactions.

In the event of a Change of Control, all outstanding stock options, restricted stock and other stock-based grants held by Mr. Macaluso, Dr. Bar-Or, Mr. Chilcott and Ms. Cherevka become fully vested and exercisable, and all such stock options remain exercisable from the date of the Change in Control until the expiration of the term of such stock options.

Notwithstanding the foregoing, a Change in Control shall not be deemed to have occurred by the consummation of any transaction or series of integrated transactions immediately following which the record holders of our common stock immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of our assets immediately following such transaction or series of transactions.

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Code. The following table provides estimates of the potential severance and other post-termination benefits that each of Mr. Macaluso, Dr. Bar-Or, Mr. Chilcott and Ms. Cherevka would have been entitled to receive assuming their respective employment was terminated as of December 31, 2017 for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without good reason;	Without Cause; Good reason	Death; Disability	Change in Control

Michael Macaluso
Stock Options (2)	$-	$2,836,700	$-	$-
Total	$-	$2,836,700	$-	$-

David Bar-Or, M.D.
Salary	$-	$600,000	$-	$-
Stock Options (2)	-	1,952,810	-	-
Value of health benefits provided after termination (1)	-	59,483	-	-
Total	$-	$2,612,293	$-	$-

Thomas Chilcott
Salary	$-	$300,000	$-	$-
Stock Options (2)	-	718,000	-	-
Value of health benefits provided after termination (1)	-	78,011	-	-
Total	$-	$1,096,011	$-	$-

Holli Cherevka
Salary	$-	$100,000	$-	$-
Stock Options (2)	-	704,000	-	-
Value of health benefits provided after termination (1)	-	52,547	-	-
Total	$-	$856,547	$-	$-

(1) The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of two years.

(2) Amounts represent the intrinsic value (that is, the value based upon the company's stock price on December 31, 2017 of $4.07 per share), minus the exercise price of the equity awards that would have become exercisable as of December 31, 2017.

Pay Ratio

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the Securities and Exchange Commission adopted a rule requiring the annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The Company’s PEO is Mr. Macaluso. Registrants must comply with the pay ratio rule for the first fiscal year beginning on or after January 1, 2017. The purpose of the new required disclosure is to provide a measure of the equitability of pay within the organization. The Company believes its compensation philosophy and process yield an equitable result. In determining the median employee, a listing was prepared of all employees as of December 31, 2017. Employees’ salaries were annualized for those employees that were not employed for the full year of 2017. The median amount was selected from the annualized list. For simplicity, the value of the Company’s medical benefits provided was excluded as all employees, including the PEO, are offered the exact same benefits. As of December 31, 2017, the Company employed 19 employees. The pay ratio as of December 31, 2017 is as follows:

Median Employee total annual compensation	$107,500
Mr. Macaluso ("PEO") total annual compensation	$305,000
Ratio of PEO to Median Employee Compensation	3:1

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2017 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of common stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after December 31, 2017. For purposes of calculating each person’s or group’s percentage ownership, stock options, debentures convertible, and warrants exercisable within 60 days after December 31, 2017 are included for that person or group but not the stock options, debentures, or warrants of any other person or group. Ownership is based on 80,060,345 shares of common stock outstanding at December 31, 2017.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

CVI Investments Inc. (1)	7,377,886	8.7%
Bruce Terker (2)	5,259,331	6.6%
Michael Macaluso (3)	2,616,752	3.2%
David Bar-Or (4)	1,333,000	1.6%
Richard B. Giles (5)	990,848	1.2%
Philip H. Coelho (6)	742,781	0.9%
Holli Cherevka (7)	398,334	0.5%
David R. Stevens (8)	333,289	0.4%
Thomas Chilcott (9)	183,333	0.2%

All executive officers and directors (seven people)	6,598,337	8.0%

(1)	Based solely on a Schedule 13G filed on February 10, 2017 by CVI Investments, Inc. reporting beneficial ownership.
(2)	Based solely on a Schedule 13G filed on January 9, 2018 by Bruce Terker, reporting beneficial ownership as of December 31, 2017.
(3)	Includes an aggregate of 830,000 shares of common stock issuable to Mr. Macaluso by (i) exercise of currently exercisable stock options, (ii) exercise of warrants, and (iii) his service as a non-management director and currently as an officer.
(4)	Includes 1,333,000 shares of common stock which Dr. Bar-Or has the right to acquire through the exercise of stock options. Excludes 1,010,700 shares of common stock owned of record by Raphael Bar-Or, Dr. Bar-Or’s son, as to which Dr. Bar-Or disclaims beneficial ownership.

(5)	Includes 722,500 shares of common stock issuable to Mr. Giles on exercise of currently exercisable stock options.
(6)	Includes 638,054 shares of common stock issuable to Mr. Coelho on exercise of currently exercisable stock options.
(7)	Includes 398,334 shares of common stock issuable to Ms. Cherevka on exercise of currently exercisable stock options.
(8)	Includes 297,500 shares of common stock issuable to Dr. Stevens on exercise of currently exercisable stock options.
(9)	Includes 183,333 shares of common stock issuable to Mr. Chilcott on exercise of currently exercisable stock options.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

In addition to the director and executive compensation arrangements discussed above in Item 11 “Executive Compensation”, we have been a party to the following transactions since January 1, 2017 in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

We entered into a sponsored research agreement with Trauma Research LLC, an entity controlled by our Director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which was amended seven times with the last amendment occurring in June 2017. Under the amended terms, the agreement was terminated effective July 5, 2017. The remaining prepaid of $252,000 was expensed during the quarter ended June 30, 2017. In conjunction with terminating this agreement, we extended the contract for Dr. Bar-Or for an additional year. He will continue his current roles as the Chief Scientific Officer and a director.

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below. If advance approval is not feasible then the related party transaction will be considered at the Audit Committee’s next regularly scheduled meeting. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant by our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Board of Directors has delegated to the chair of our Audit Committee the authority to pre-approve or ratify any request for us to enter into a transaction with a related party, in which the amount involved is less than $120,000 and where the chair is not the related party. Our Audit Committee will also review certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will not exceed $120,000 including, employment of executive officers, director compensation, certain transactions with other organizations, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions and certain banking-related services.

Director Independence

Our common stock is listed on the NYSE American. The listing rules of the NYSE American require that a majority of the members of the board of directors be independent. The rules of the NYSE American require that, subject to specified exceptions, each member of our Audit, Compensation and Nominating and Governance Committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Messrs. Coelho and Giles and Dr. Stevens, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE American. Our Board of Directors also determined that Messrs. Giles, Coelho and Stevens, who comprise our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NYSE American rules. In making this determination, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The Board of Directors also has determined that Mr. Giles qualifies as an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K promulgated under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP has served as our independent auditors since January 2010 and has been appointed by the Audit Committee of the Board of Directors to continue as our independent auditors for the fiscal year ended December 31, 2017.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP for the audit of our annual financial statements for the respective periods.

	Year Ended December 31,
	2017	2016	2015
Audit fees (1)	$153,000	$130,000	$179,000
Audit-related fees (2)	34,000	13,000	10,000
Tax fees (3)	22,000	39,000	67,000

Total fees	$209,000	$182,000	$256,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for fiscal years 2017, 2016 and 2015 are comprised of fees related to registration statements.
(3)	Tax fees are comprised of tax compliance and preparation.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2017 and 2016

•	Statements of Operations for the years ended December 31, 2017, 2016 and 2015

•	Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017, 2016 and 2015

•	Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
2.1	Agreement and Plan of Merger, dated March 2, 2010 (1)
2.2	Securities Put and Guarantee Agreement dated March 2, 2010 (1)
2.3	Agreement and Plan of Merger, dated September 4, 2010 (2)
2.4	Amendment to Agreement and Plan of Merger, effective December 31, 2010 (3)
2.5	Amendment to Agreement and Plan of Merger, dated March 22, 2011 (14)
3.1	Certificate of Incorporation of the Registrant, as currently in effect (4)
3.2	Certificate of Amendment to Certificate of Incorporation(4)
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation(4)
3.4	Bylaws of the Registrant, as currently in effect (4)
3.5	Certificate of Amendment to Certificate of Incorporation, effective September 25, 2017 (47)
4.1	Specimen Common Stock Certificate of the Registrant (11)
4.2	Form of Unsecured Senior Convertible Debenture (5)
4.3	Form of Warrant issued with Unsecured Senior Convertible Debenture (5)
4.4	Form of Senior Unsecured Mandatorily Convertible Debenture (6)
4.5	Form of Warrant issued with Senior Unsecured Mandatorily Convertible Debenture (6)
4.6	Form of Underwriter Warrant (19)
4.7	Form of Warrant to Purchase Common Stock (40)
4.8	Form of Warrant to Purchase Common Stock (40)
10.1	Form of Director and Executive Officer Indemnification Agreement (7)
10.2	2010 Stock Incentive Plan and forms of option agreements (7)**
10.3	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and David Bar-Or, M.D.(7)**
10.4	Employment Agreement, dated April 17, 2009, by and between DMI Life Sciences, Inc. and Bruce G. Miller (7)**
10.5	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Donald B. Wingerter, Jr. (8)**

Exhibit number	Exhibit title
10.6	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D.(6)**
10.7.1	Employment Agreement, effective August 1, 2010, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D.(12)**
10.7.2	Amendment to Employment Agreement, effective October 1, 2011, by and between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (12)**
10.7.3	Letter Agreement, effective May 31, 2011, by and among Ampio Pharmaceuticals, Inc., on the one hand, and Donald B. Wingerter, Jr. and Vaughan Clift, M.D., on the other hand (16)
10.8	Sponsored Research Agreement dated September 1, 2009 (7)***
10.9	Exclusive License Agreement, dated July 11, 2005(7)***
10.10	First Amendment to Exclusive License Agreement, dated April 17, 2009 (7)***
10.11	Exclusive License Agreement, dated February 17, 2009 (7)***
10.12	Extension Agreement for Notes Payable dated May 13, 2010 (9)
10.13	Extension Agreement for Notes Payable dated May 13, 2010 (9)
10.14	Extension Agreement for Notes Payable effective January 31, 2011(12)
10.15	Extension Agreement for Notes Payable effective January 31, 2011 (12)
10.16	Note Extension and Subordination Agreement, executed February 15, 2011, by and between Ampio Pharmaceuticals, Inc. and DMI BioSciences, Inc. (12)
10.17	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and DMI BioSciences, Inc. (12)
10.18	Note Extension and Subordination Agreement, executed February 15, 2011, by and between DMI Life Sciences, Inc., a subsidiary of the Company, and Michael Macaluso (12)
10.19	Promissory Note, dated June 23, 2010 (10)
10.20	Irrevocable Instructions to Transfer Agent, dated March 10, 2011 (13)
10.21	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and CSHV Denver Tech Center, LLC, dated May 20, 2011 (15)
10.22	License, Development and Commercialization Agreement between Ampio Pharmaceuticals, Inc. and Daewoong Pharmaceuticals Co., Ltd, effective as of August 23, 2011 (17)
10.23	Asset Purchase Agreement by and between Ampio Pharmaceuticals, Inc. and Valeant International (Barbados) SRL, effective as of December 2, 2011 (23)***
10.24	Employment Agreement, effective January 9, 2012, by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso (20)**
10.25	Employment Agreement, effective December 15, 2012, by and between Ampio Pharmaceuticals, Inc. and Joshua R. Disbrow (21)**
10.26	Clinical Batch Manufacturing Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***
10.27	Manufacturing and Supply Agreement between Ethypharm S.A. and Ampio Pharmaceuticals, Inc. dated September 10, 2012 (22)***
10.28	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 15, 2013 (24)**
10.29	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 15, 2013 (24)**

Exhibit number	Exhibit title
10.30	Securities Purchase Agreement by and among Ampio Pharmaceuticals, Inc. and the Purchasers (as defined therein), dated September 25, 2013 (25)
10.31	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 4, 2013 (26)**
10.32	Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013 (27)
10.33	Amendment of 2010 Stock and Incentive Plan (28)**
10.34	Human Serum Albumin Ingredient Purchase and Sale Agreement by and between Ampio Pharmaceuticals, Inc. and Supplier, dated October 10, 2013 (29)***
10.35	Employment Agreement between Ampio Pharmaceuticals, Inc. and Gregory A. Gould, executed June 4, 2014 and effective June 10, 2014 (30)**
10.36	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated August 11, 2014 (31)**
10.37	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated August 11, 2014 (32)**
10.38	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated December 20, 2014 (33)**
10.39	Voting Agreement between Rosewind Corporation and Ampio Pharmaceuticals, Inc., dated April 21, 2015 (34)
10.40	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated August 3, 2015 (35)**
10.41	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D., dated July 31, 2015 (35)**
10.42	Amendment to Human Serum Albumin Ingredient Purchase and Sale Agreement among Ampio Pharmaceuticals, Inc., Octapharma USA, Inc. and Nova Biologics, Inc., effective as of October 8, 2015 (36)
10.43	Controlled Equity OfferingTM Sales Agreement, dated February 10, 2016, by and between the Ampio Pharmaceuticals, Inc. and Cantor Fitzgerald Co. (37)
10.44	Agreement, dated March 2, 2016, by and between the Ampio Pharmaceuticals, Inc. and Vaughan Clift, M.D. (38)
10.45**	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and David Bar-Or, M.D., dated July 28, 2016 (39)
10.46	Purchase Agreement between Ampio Pharmaceuticals, Inc. and the investor named therein, dated August 29, 2016 (40)
10.47**	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated March 9, 2017 (41)
10.48	Waiver and Consent Agreement, dated March 27, 2017, by and between Ampio Pharmaceuticals, Inc.and CVI Investments, Inc. (42)
10.49	Securities Purchase Agreement, dated June 2, 2017, by and among Ampio Pharmaceuticals, Inc.and the investors named therein (43)
10.50	Addendum No. 7, dated June 30, 2017, to the Sponsored Research Agreement, dated September 1, 2009, by and between Ampio Pharmaceuticals, Inc. and Trauma Research LLC (44)
10.51**	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc.and David Bar-Or, M.D., dated June 30, 2017 (44)
10.52**	Employment Agreement, dated August 23, 2017, by and between Ampio Pharmaceuticals, Inc.and Thomas E. Chilcott, III (45)
10.53**	Employment Agreement, dated September 19, 2017, by and between Ampio Pharmaceuticals, Inc.and Holli Cherevka (46)
10.54	Securities Purchase Agreement, dated as of October 15, 2017, by and among Ampio Pharmaceuticals, Inc. and the investors named therein (48)

16.1	Letter Regarding Change in Certifying Accountant, dated March 16, 2010 (7)
21.1	List of subsidiaries of the Registrant (18)
23.1*	Consent of EKS&H LLLP
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

(1)	Incorporated by reference from Registrant’s Form 8-K filed March 8, 2010.
(2)	Incorporated by reference from Registrant’s Amendment No. 1 to Form 8-K filed January 7, 2011.
(3)	Incorporated by reference from Registrant’s Amendment No. 2 to Form 8-K filed January 7, 2011.

(4)	Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010.
(5)	Incorporated by reference from Registrant’s Form 8-K filed August 16, 2010.
(6)	Incorporated by reference from Registrant’s Form 8-K filed November 12, 2010.
(7)	Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010.
(8)	Incorporated by reference from Registrant’s Form 8-K/A filed August 17, 2010.
(9)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-4 filed January 7, 2011.
(12)	Incorporated by reference from Registrant’s Form 8-K filed February 15, 2011.
(13)	Incorporated by reference from Registrant’s Form 8-K filed March 16, 2011.
(14)	Incorporated by reference from Registrant’s Form 8-K filed March 25, 2011.
(15)	Incorporated by reference from Registrant’s Registration Statement on Form S-1/A filed May 23, 2011.
(16)	Incorporated by reference from Registrant’s Form 8-K filed June 8, 2011.
(17)	Incorporated by reference from Registrant’s Form 8-K/A filed October 5, 2011.
(18)	Incorporated by reference from Registrant’s Registration Statement on Form S-1 filed November 12, 2010.
(19)	Incorporated by reference from Registrant’s Form 8-K filed July 13, 2012.
(20)	Incorporated by reference from Registrant’s Form 8-K filed September 13, 2012.
(21)	Incorporated by reference from Registrant’s Form 8-K filed December 20, 2012.
(22)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(23)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.
(24)	Incorporated by reference from Registrant’s Form 8-K filed July 19, 2013.
(25)	Incorporated by reference from Registrant’s Form 8-K filed September 26, 2013.
(26)	Incorporated by reference from Registrant’s Form 8-K filed October 4, 2013.
(27)	Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013.
(28)	Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013.
(29)	Incorporated by reference from Registrant’s Form 10-K/A filed May 23, 2014.
(30)	Incorporated by reference from Registrant’s Form 8-K filed June 10, 2014.
(31)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(32)	Incorporated by reference from Registrant’s Form 8-K filed August 15, 2014.
(33)	Incorporated by reference from Registrant’s Form 8-K filed December 29, 2014.
(34)	Incorporated by reference from Registrant’s Form 8-K filed April 22, 2015.
(35)	Incorporated by reference from Registrant’s Form 8-K filed August 6, 2015.
(36)	Incorporated by reference from Registrant’s Form 8-K filed October 20, 2015.
(37)	Incorporated by reference from Registrant’s Form 8-K filed on February 10, 2016.
(38)	Incorporated by reference from Registrant’s Form 8-K filed on March 7, 2016.
(39)	Incorporated by reference from Registrant’s Form 10-Q filed August 2, 2016.
(40)	Incorporated by reference from Registrant’s Form 8-K filed on August 29, 2016.
(41)	Incorporated by reference from Registrant’s Form 8-K filed on March 13, 2017.
(42)	Incorporated by reference from Registrant’s Form 8-K filed on March 28, 2017.
(43)	Incorporated by reference from Registrant’s Form 8-K filed on June 6, 2017.
(44)	Incorporated by reference from Registrant’s Form 8-K filed on July 7, 2017.
(45)	Incorporated by reference from Registrant’s Form 8-K filed on August 29, 2017.
(46)	Incorporated by reference from Registrant’s Form 8-K filed on September 22, 2017.
(47)	Incorporated by reference from Registrant’s Form 8-K filed on September 27, 2017.
(48)	Incorporated by reference from Registrant’s Form 8-K filed on October 16, 2017.
*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.

Item 16.	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: March 6, 2018	By:	/s/ Michael Macaluso
Michael Macaluso Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 6, 2018.

Signature	Title

/s/ Michael Macaluso	Chairman of the Board and Chief Executive Officer
Michael Macaluso

/s/ Thomas E. Chilcott	Chief Financial Officer (Principal Financial and
Thomas E. Chilcott	Accounting Officer), Secretary and Treasurer

/s/ David Bar-Or	Director
David Bar-Or

/s/ Philip H. Coelho	Director
Philip H. Coelho

/s/ Richard B. Giles	Director
Richard B. Giles

/s/ David R. Stevens	Director
David R. Stevens

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ampio Pharmaceuticals, Inc.

Englewood, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the

U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

To the Shareholders and Board of Directors of

Ampio Pharmaceuticals, Inc.

Page Two

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 6, 2018

Denver, Colorado

We have served as the Company's auditor since January 2010.

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	December 31,	December 31,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$8,209,071	$4,894,834
Trading security Aytu BioScience, Inc. (Note 4)	11,398	122,641
Prepaid expenses and other	222,417	240,890
Prepaid research and development - related party (Note 10)	-	143,802
Total current assets	8,442,886	5,402,167

Fixed assets, net (Note 2)	6,837,861	7,980,011
Long-term portion of prepaid research and development - related party (Note 10)	-	179,752
Deposits	33,856	33,856
Total assets	$15,314,603	$13,595,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$2,785,529	$709,294
Accrued compensation	1,033,261	1,365,693
Deferred rent	59,579	59,579
Total current liabilities	3,878,369	2,134,566

Long-term deferred rent	537,364	588,303
Warrant derivative liability	45,075,755	4,238,606
Total liabilities	49,491,488	6,961,475

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 200,000,000 shares authorized as of 2017 and 100,000,000 shares authorized as of 2016; shares issued and outstanding - 80,060,345 in 2017 and 57,179,686 in 2016	8,006	5,718
Additional paid-in capital	170,803,783	159,732,194
Advance to stockholder	-	(25,160)
Accumulated deficit	(204,988,674)	(153,078,441)
Total stockholders' equity	(34,176,885)	6,634,311

Total liabilities and stockholders' equity	$15,314,603	$13,595,786

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

	Years Ended December 31,
	2017	2016	2015

Operating expenses
Research and development	$10,097,178	$10,402,485	$14,967,884
Research and development - related party (Note 10)	323,554	143,802	143,802
General and administrative	5,144,224	6,536,067	9,055,885
Total operating expenses	15,564,956	17,082,354	24,167,571

Other income (expense)
Interest income	3,086	23,479	11,489
Related party interest income (Note 10)	-	-	48,364
Derivative loss	(36,218,832)	(915,141)	-
Unrealized loss on trading security	(111,243)	(146,260)	-
Loss from equity investment in Aytu BioScience, Inc.	-	(1,043,353)	-
Total other (expense) income	(36,326,989)	(2,081,275)	59,853

Net loss from continuing operations	(51,891,945)	(19,163,629)	(24,107,718)
Loss from discontinued operations (Note 4)	-	-	(9,606,199)
Total net loss	(51,891,945)	(19,163,629)	(33,713,917)
Net loss applicable to non-controlling interest	-	-	1,703,675
Net loss net of non-controlling interest	$(51,891,945)	$(19,163,629)	$(32,010,242)

Basic and diluted net loss per common share
From continuing operations	$(0.7947)	$(0.36)	$(0.46)
From discontinuing operations and non-controlling interest	-	-	(0.16)
Net loss per share applicable to Ampio	$(0.79)	$(0.36)	$(0.62)

Weighted average number of common shares outstanding	65,297,348	53,773,145	51,992,048

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Advance to	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Stockholder	Deficit	Interest	Equity

Balance - December 31, 2014	51,972,266	$5,197	$168,108,278	$(90,640)	$(101,904,570)	$(659,747)	$65,458,518

Issuance of common stock for services	7,998	1	29,999	-	-	-	30,000
Options exercised, net	10,416	1	28,748	-	-	-	28,749
Warrants exercised, net	7,626	1	-	-	-	-	1
Warrant modification	-	-	422,177	-	-	-	422,177
Stock-based compensation - continuing operations	-	-	4,957,785	-	-	-	4,957,785
Stock-based compensation - discontinuing operations	-	-	791,165	-	-	-	791,165
Payments for equity-based transactions - discontinuing operations	-	-	(47,490)	-	-	-	(47,490)
Non-controlling interest on contributed assets	-	-	(3,291,252)	-	-	3,291,252	-
Net loss	-	-	-	-	(32,010,242)	(1,703,675)	(33,713,917)

Balance - December 31, 2015	51,998,306	5,200	170,999,410	(90,640)	(133,914,812)	927,830	37,926,988

Issuance of common stock for services	18,126	2	59,998	-	-	-	60,000
Distribution to stockholders	-	-	(13,018,687)	-	-	-	(13,018,687)
Change in non-controlling interest	-	-	-	-	-	(927,830)	(927,830)
Issuance of common stock net of offering costs of $426,535	5,000,000	500	(500)	-	-	-	-
Warrants issued in connection with Registered Direct Offering to the placement agent	-	-	88,530	-	-	-	88,530
Issuance of common stock net of offering costs of $102,530	163,254	16	50,767	-	-	-	50,783
Warrant modification	-	-	36,643	-	-	-	36,643
Stock-based compensation	-	-	1,516,033	-	-	-	1,516,033
Repayment of advance to shareholders	-	-	-	65,480	-	-	65,480
Net loss	-	-	-	-	(19,163,629)	-	(19,163,629)

Balance - December 31, 2016	57,179,686	5,718	159,732,194	(25,160)	(153,078,441)	-	6,634,311

Issuance of common stock for services	62,478	6	59,994	-	-	-	60,000
Issuance of common stock net of offering costs of $1,721,173	18,699,645	1,870	6,998,512	-	-	-	7,000,382
Warrants issued in connection with Registered Direct Offering to the placement agent	-	-	369,465	-	-	-	369,465
Cumulative effect of ASU 2016-09, net	-	-	18,288	-	(18,288)	-	-
Options exercised, net	66,667	7	33,994	-	-	-	34,001
Warrants exercised, net	4,051,869	405	2,771,939	-	-	-	2,772,344
Warrant modification	-	-	74,527	-	-	-	74,527
Stock-based compensation	-	-	744,870	-	-	-	744,870
Write-off of advances to stockholder	-	-	-	25,160	-	-	25,160
Net loss	-	-	-	-	(51,891,945)	-	(51,891,945)

Balance - December 31, 2017	80,060,345	$8,006	$170,803,783	$-	$(204,988,674)	$-	$(34,176,885)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net loss	$(51,891,945)	$(19,163,629)	$(33,713,917)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations	-	-	9,606,199
Stock-based compensation	744,870	1,516,033	4,957,785
Warrant modification expense	74,527	36,643	422,177
Depreciation and amortization	1,214,474	1,214,453	824,827
Write-off of advances to stockholder	25,160	-	-
Amortization of prepaid research and development - related party (Note 10)	323,555	143,802	143,802
Common stock issued for services	60,000	60,000	30,000
Derivative expense	36,218,832	915,141	-
Loss on equity investment in Aytu BioSciences, Inc.	-	1,043,353	-
Unrealized loss on trading security	111,243	146,260	-
Changes in operating assets and liabilities
Decrease (increase) in related party accounts receivable and payable	-	38,451	(38,450)
Decrease in prepaid expenses and other	18,473	80,684	298,350
Increase (decrease) in accounts payable and accrued expenses	2,076,235	(1,095,074)	(1,143,831)
Decrease in deferred rent	(50,939)	(41,265)	(31,592)
(Decrease) increase in accrued compensation	(332,432)	480,176	744,099
Net cash used in operating activities - continuing operations	(11,407,947)	(14,624,972)	(17,900,551)
Net cash used in operating activities - discontinuing operations	-	-	(8,543,559)
Net cash used in operating activities	(11,407,947)	(14,624,972)	(26,444,110)

Cash flows used in investing activities
Purchase of fixed assets	(72,325)	(6,844)	(110,495)
Investment in Aytu BioScience, Inc.	-	-	(16,300,000)
Related party interest	-	-	120,938
Net cash used in investing activities - continuing operations	(72,325)	(6,844)	(16,289,557)
Net cash used in investing activities - discontinuing operations	-	-	(1,786,989)
Net cash used in investing activities	(72,325)	(6,844)	(18,076,546)

Cash flows from financing activities
Proceeds from sale of common stock related to the Registered Direct Offering	13,339,873	3,750,000	-
Costs related to sale of common stock related to the Registered Direct Offering	(1,351,708)	(338,005)	-
Proceeds from sale of common stock related to sales under Controlled Equity Offering	-	153,313	-
Costs related to sale of common stock related to sales under Controlled Equity Offering	-	(102,530)	-
Repayment of advances to shareholders	-	65,480	-
Proceeds from option and warrant exercise	2,806,344	-	28,750
Net cash provided by financing activities - continuing operations	14,794,509	3,528,258	28,750
Net cash provided by financing activities - discontinuing operations		-	21,129,188
Net cash provided by financing activities	14,794,509	3,528,258	21,157,938

Net change in cash and cash equivalents	3,314,237	(11,103,558)	(23,362,718)

Cash and cash equivalents at beginning of period	4,894,834	15,998,392	50,320,656
Cash and cash equivalents at end of period	8,209,071	4,894,834	26,957,938
Less cash and cash equivalents of discontinued operations	-	-	10,959,546
Cash and cash equivalents of continuing operations	$8,209,071	$4,894,834	$15,998,392

Non-cash transactions:
Distribution to stockholders	$-	$13,018,687	$-
Warrant derivative liability - registered offering	4,618,318	4,127,130	-
Warrants issued to placement agent in connection with registered offering	369,465	88,530	-
Placement agent warrant exercises, net	17	-	-

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a biopharmaceutical company focused primarily on developing compounds that decrease inflammation by (i) inhibiting specific pro-inflammatory compounds by affecting specific pathways at the protein expression and at the transcription level; (ii) activating specific phosphatase or depleting available phosphate needed for the inflammation process; and (iii) decreasing vascular permeability.

Ampio’s activities have been primarily related to research and development and raising capital. The Company has not generated revenue to date.

On January 4, 2016, Ampio completed the spin-off of Aytu BioScience, Inc. (“Aytu”) by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. Due to this transaction, the financial statements for Ampio and Aytu were deconsolidated in the beginning of 2016. Therefore, the financial statements will reflect the results of Aytu as discontinued operations in 2015. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. As of December 31, 2017, Ampio’s ownership has been reduced to less than 1.0%. See Note 4 for more details.

Note 2 – Summary of Significant Accounting Policies

Cash and Cash Equivalents

Ampio considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market fund investments. Ampio’s investment policy is to preserve principal and maintain liquidity. Ampio periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests. During the year and as of December 31, 2017, Ampio has maintained balances in excess of federally insured limits.

Trading Securities

Trading securities are held at fair value based on quoted prices on the national exchanges as of the balance sheet date. The fluctuations in the value of the trading securities for unrealized gains and losses are recorded in the statement of operations in the period that they occur.

Fixed Assets

Fixed assets are recorded at cost and once placed in service, are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated	December 31,
	Useful Lives in Years	2017	2016

Manufacturing facility/clean room	8	$2,773,000	$2,734,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 -10	557,000	557,000
Lab equipment	5 -10	1,059,000	1,026,000
Less accumulated depreciation and amortization		(3,626,000)	(2,412,000)

Fixed assets, net		$6,838,000	$7,980,000

The Company recorded depreciation and amortization expense in the respective periods as follows:

	Years Ended December 31,
	2017	2016	2015

Depreciation and Amortization Expense	$1,214,000	$1,214,000	$825,000

Accrued Compensation

Accrued compensation consists of earned paid time off (PTO) and the employee bonus accrual. Bonuses for the executive officers are contingent upon the Company filing the Ampion BLA with the FDA and raising additional capital to meet the Company’s operating needs. The bonus accrual is also based on achievements of the executive officers and the Company’s performance during fiscal 2017. The Compensation Committee evaluates the executive officers performance and gives final approval of bonuses. As of the filing date of this report, a majority of the bonus accrual had not been paid out.

Use of Estimates

The preparation of financial statements in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant items subject to such estimates and assumptions include the fair value of warrant derivative liability, stock-based compensation, useful lives of fixed assets, impairment of fixed assets, bonus accrual, valuation allowance and going concern. Actual results could differ from these estimates.

Derivatives

In connection with the June 2017 registered direct offering, Ampio issued to investors warrants to purchase an aggregate of approximately 11.0 million shares of common stock at an exercise price of $0.76 and a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. See Note 5 and 9 for more details.

In the 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5.0 million shares of common stock at an exercise price of $1.00 with a term of five years. In 2017, the Company modified these warrants from an exercise price of $1.00 to $0.40. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value at each reporting period. See Note 5 and 9 for more details.

Income Taxes

Deferred taxes are recorded using the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss per Common Share

Basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Ampio. Basic and diluted loss per share was the same in 2017, 2016 and 2015. There were common stock equivalents of 20,579,408, 12,824,408 and 7,814,908 shares outstanding at December 31, 2017, 2016 and 2015, respectively, consisting of stock options and warrants, that were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Stock-Based Compensation

Ampio accounts for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. Ampio determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period, which approximates the vesting period using the graded method.

Research and Development

Research and development costs are expensed as incurred with expense recorded in the respective periods.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, trading security in Aytu, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and accrued expenses are carried at cost which approximates fair value due to the short maturity of these instruments. The fair value of trading securities is based on quoted market prices. Warrants were recorded at estimated fair value based on a Black-Scholes warrant pricing model. See Note 5 for more details.

Impairment of Long-Lived Assets

Ampio routinely performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets or intangible assets may be impaired and if any adjustment is warranted. Based on Ampio’s evaluation as of December 31, 2017 and 2016, no impairment existed for long-lived assets.

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation -Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. These amendments were effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company adopted ASU 2016-09 in the first quarter of 2017. The Company elected to recognize forfeitures as they occur rather than estimating the forfeiture rate on the option grant date. The cumulative-effect of the change was $18,000 which was charged to retained earnings during the first quarter of 2017.

Recent Accounting Pronouncements

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

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had cash of $8.2 million with a net loss of $51.9 million for the year ended December 31, 2017. The Company used net cash in operations of $11.4 million for the year ended December 31, 2017. The Company ended the year with an accumulated deficit of $205.0 million and a deficit in stockholders’ equity of $34.2 million.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2017, the Company received a total of $2.8 million from investor warrants being exercised (See Note 9). In October 2017, the Company raised net proceeds of $6.3 million from a Securities Purchase Agreement (See Note 8). Ampio expects that current cash resources and operating cash flows will be sufficient to sustain operations through the second quarter of 2018. The ability of the Company to continue its operations is dependent on management’s plans, which include continuing to raise equity-based and debt financing, as well as encourage additional warrant exercises. The Company is currently in negotiation with potential investors for financing. However, there is no assurance that the Company will be successful in raising sufficient capital.

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

Note 4 – Trading Security Aytu BioScience, Inc.

On January 4, 2016, Ampio completed the spin-off of Aytu by distributing a majority of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% to 8.6% of Aytu’s outstanding shares on that date. Due to this transaction, the financial statements of Aytu were deconsolidated in the beginning of 2016. In May 2016, Aytu completed an offering which was dilutive to the Aytu shares held by Ampio. Ampio had significant influence over Aytu subsequent to the spin-off through June 30, 2016 due to the fact that Ampio’s Chief Executive Officer was one of three and one of four Aytu Board members. In the beginning of July 2016, Aytu added a fifth Board member.

In July 2016, the Company determined that Ampio’s influence was no longer significant over Aytu’s Board of Directors. Ampio reclassified its remaining investment in Aytu to a trading security in July of 2016. The Aytu security is recorded at fair value on the accompanying balance sheet with the change in fair value recorded as an unrealized loss on the statement of operations. As of December 31, 2017, Ampio’s ownership in Aytu’s outstanding shares was less than 1.0%.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
ASSETS
Trading security Aytu (Note 4)	$12,000	$-	$-	$12,000

LIABILITIES
Warrant derivative liability	$-	$-	$45,076,000	$45,076,000

December 31, 2016
ASSETS
Trading security Aytu (Note 4)	$123,000	$-	$-	$123,000

LIABILITIES
Warrant derivative liability	$-	$-	$4,239,000	$4,239,000

On August 25, 2017, Aytu announced a 1-for-20 stock split which automatically converted twenty shares of Aytu’s common stock into one new share of common stock. The estimated fair value of the Company’s investment, the trading security in Aytu, is recorded at fair value which represents Ampio’s ownership shares in Aytu of 5,111 multiplied by Aytu’s closing stock price on December 31, 2017 and December 31, 2016, which is classified as Level 1 (quoted price is available).

			Unrealized		Fair Value at
	Maturity in Years	Value at December 31, 2016	Gains	Losses	December 31, 2017
Trading security Aytu (Note 4)	Less than 1 year	$123,000	$-	$(111,000)	$12,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. For significant assumptions in valuing the warrant derivative liability as of December 31, 2017 and at issuance (see Note 9).

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2016	$4,239,000
Warrant issuances	4,618,000
Warrant exercises	(9,753,000)
Change in fair value	45,972,000
Balance as of December 31, 2017	$45,076,000

Note 6 – Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Ampio is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in Ampio’s financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2017	2016	2015
Benefit at federal statutory rate	(34.0%)	(34.0%)	(34.0%)
State, net of federal income tax impact	(0.9%)	(2.9%)	(3.0%)
Change in federal tax rate	35.8%	0.0%	0.0%
Stock-based compensation	0.0%	0.4%	1.2%
Registered offering loss / warrant expense	23.7%	1.5%	0.0%
Aytu change from subsidiary to investee	0.0%	(3.5%)	0.0%
Change in valuation allowance	(24.6%)	38.5%	35.8%
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Years Ended December 31,
	2017	2016	2015
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$247,000	$506,000	$328,000
Deferred rent	147,000	240,000	255,000
Net operating loss carryforward	32,766,000	41,478,000	35,487,000
Share-based compensation	3,192,000	4,661,000	4,182,000
Unrealized loss on trading security	771,000	1,118,000	-
Property and equipment	(236,000)	(233,000)	(180,000)
Warrants	82,000	33,000	-
Less: Valuation allowance	(36,969,000)	(47,803,000)	(40,072,000)
Total long-term deferred income tax assets (liabilities)	$-	$-	$-

During the year ended December 31, 2015, Ampio adopted the guidance issued in ASU 2015-17 on presentation of deferred tax liabilities and assets. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Adoption of this new guidance did not have a material impact on the Company’s financial statements and adoption served to simplify the presentation of the Company’s deferred income taxes while maintaining the usefulness of the information provided. For the years ended December 31, 2017, 2016 and 2015, Ampio’s net provision for income taxes was zero for all jurisdictions.

As of December 31, 2017, Ampio has approximately $132.8 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire in 2019 through 2037. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

Ampio has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. Ampio has adopted accounting guidance for uncertain tax positions which provides that to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. Ampio believes that it has no material uncertain tax positions and has fully reserved against Ampio’s future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. Ampio’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. Ampio reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of Ampio has concluded that no significant tax position requires recognition. Ampio files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2014 or for Colorado before 2013. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL's generated as such NOL's are utilized.

In December 2017, the Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted. The 2017 Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. In accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, the Company recognized the income tax effects of the 2017 Tax Act in its financial statements in the year the 2017 Tax Act was signed into law. As such, the Company's 2017 financial statements reflect the income tax effects of the 2017 Tax Act for which the accounting is complete and provisional amounts for those specific income tax effects for which the accounting is incomplete but a reasonable estimate could be determined. The Company did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

As a result of the 2017 Tax Act, the Company recorded a provisional tax expense of $18.6 million for the year ended December 31, 2017 related to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%. The Company recognized a corresponding $18.6 million decrease in net deferred tax assets as of December 31, 2017. The $18.6 million tax expense recognized was fully offset by a reduction in valuation allowance, resulting in zero net tax expense for the year ended December 31, 2017 related to the reduction in tax rates and zero net decrease in the net deferred tax assets as of December 31, 2017.

Note 7 – Commitments and Contingencies

The following table summarizes the commitments and contingencies as of December 31, 2017 which are described below:

	Total	2018	2019	2020	2021	2022	Thereafter

Ampion supply agreement	$7,650,000	$2,550,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	3,049,000	3,049,000	-	-	-	-	-
Facility lease	2,321,000	316,000	326,000	335,000	345,000	355,000	644,000
	$13,020,000	$5,915,000	$2,876,000	$2,885,000	$345,000	$355,000	$644,000

 Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.7 million. Per an amendment to the original agreement, Ampio was not committed to purchases any product in 2017 and has extended the agreement to 2020.

Clinical Research and Trial Obligations

As of December 31, 2017, Ampio has committed to $3.0 million on a contract related to the Open Label Extension study.

Facility Lease

In December 2013, Ampio began a 125-month non-cancellable operating lease for office space and the manufacturing facility effective May 1, 2014. The lease had initial base rent of $23,000 per month, with the total base rent over the term of the lease of approximately $3.3 million and includes rent abatements and leasehold incentives. The Company recognizes rental expense of the facility on a straight-line basis over the term of the lease. Differences between the straight-line net expenses and rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

Rent expense for the respective periods is as follows:

	Years Ended December 31,
	2017	2016	2015

Rent expense	$260,000	$259,000	$255,000

Note 8 – Common Stock

Capital Stock

At December 31, 2017 and 2016, Ampio had 200.00 million shares and 100.0 million shares of common stock authorized with a par value of $0.0001 per share, respectively, and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

At December 31, 2017 and 2016, Ampio had 80,060,345 and 57,179,686 common shares outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding.

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in April 2017 by the SEC. As a result of equity raises, approximately $78.3 million remained available under the Form S-3 as of December 31, 2017. This shelf registration statement on Form S-3 expires in March of 2020.

Registered Direct Offering

In October 2017, the Company entered into a Securities Purchase Agreement, with certain investors, pursuant to which the Company sold approximately 7.7 million shares of common stock at a price per share of $0.875. The gross proceeds from the offering were approximately $6.7 million. The costs associated with the offering were approximately $490,000. The shares were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

In June 2017, the Company completed a registered direct offering. In this offering, Ampio issued directly to multiple investors approximately 11.0 million shares of its common stock and approximately 11.0 million warrants to purchase shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.60 per unit generating gross proceeds of $6.6 million. There is a participation right of 35% for any proposed or intended issuance or sale or exchange of securities being offered until the second anniversary of the closing date, which expires on June 2, 2019. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to cash settle the warrant. Based on this additional derivative feature of the investor warrants, they must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76 and a termination date of June 1, 2022. These warrants had a value of $369,000 when they were issued and are accounted for as equity based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. The Company also incurred expenses related to legal, accounting, and other registration cost of $292,000.

In September 2016, the Company completed a registered direct offering. In this offering, the Company issued directly to an institutional investor 5.0 million shares of its common stock and warrants to purchase up to 5.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investor in this offering at a negotiated price of $0.75 per unit generating gross proceeds of $3.75 million. There was a participation right of 30% for any proposed or intended issuance or sale or exchange of securities being offered until the first anniversary of the closing date, which expired on September 1, 2017. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 which was declared effective by the SEC in January 2014. The Form S-3 expired in January of 2017 and the Company filed a new Form S-3 in April 2017.

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of common stock by the Company at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features of the investor warrants, they must be accounted for as a liability at fair value under ASC 480. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering, the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375 and a termination date of September 1, 2021. These warrants had a value of $89,000 when they were issued and were accounted for as equity based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. The Company also incurred expenses related to legal, accounting, and other registration cost of $113,000.

The Company’s net cash proceeds from the registered direct offering were $3.4 million. When the additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds, this exceeded 100% of the proceeds so the Company was required to take the additional cost above the transaction proceeds and recognize a loss on the day it entered the transaction. The loss on the transaction was $804,000 and was included in derivative expense on the statement of operations.

On March 27, 2017, the Company entered into a Waiver and Consent Letter Agreement with the investor from September 2016, amending the terms of the warrants previously issued. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event the Company secures any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on the Company’s ability to issue or sell shares of its common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, the Company agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of its capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, the Company recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

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

The following table summarizes Ampio’s total sales under the Agreement for the period indicated:

	Years Ended December 31,
	2017	2016

Total shares of common stock sold	-	163,254
Average price per share	$-	$0.94
Gross proceeds	$-	$153,000
Commissions earned by placement agent	$-	$5,000
Other expenses	$-	$98,000

No shares were sold under the Agreement during fiscal 2017.

Common Stock Issued for Services

Ampio issued 62,478, 18,126 and 7,998 shares valued at $60,000, $60,000 and $30,000 for non-employee directors as part of their director fees in 2017, 2016 and 2015, respectively.

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

During 2015, the Company granted 1,093,000 options at a weighted average exercise price of $3.28 to officers, directors, employees and consultants. Of the options granted, 45,000 options vested immediately while 303,000 options vest over a one to three-year period. The remaining 470,000 options were performance-based options based upon the outcome of the Ampion trial. The granted options during the year ended December 31, 2015 also included 275,000 modified options held by a former executive. The expense related to this modification was recognized in the period ended December 31, 2015.

During 2016, the Company granted 350,000 options at a weighted average exercise price of $1.11 to officers and employees. Of the options granted, 119,999 options vested immediately while 230,001 options vest over a one to two-year period. During 2016, the Company had 490,000 options expire which included the 470,000 performance-based options that were granted in 2015 as the Company did not meet its primary endpoint on the Ampion trial that was completed in June of 2016.

During 2017, the Company granted 1,581,334 options at a weighted average exercise price of $0.66 to officers and employees. Of the options granted, 638,000 options vested immediately while 943,334 options vest over a one to three-year period. A total of 66,667 options were exercised at a weighted average exercise price of $0.51 by employees. During 2017, the Company had 1,443,334 options that were forfeited.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years Contractual Life	Aggregate Intrinsic Value
Outstanding December 31, 2014	6,568,248	$3.82	7.66
Granted	1,093,000	$3.28
Exercised	(10,416)	$2.76
Forfeited	(275,000)	$4.80
Expired or Cancelled	(60,000)	$3.53
Outstanding December 31, 2015	7,315,832	$3.71	6.58
Granted	350,000	$1.11
Exercised	-	$-
Forfeited	-	$-
Expired or Cancelled	(490,000)	$2.79
Outstanding December 31, 2016	7,175,832	$3.64	4.99
Granted	1,581,334	$0.66
Exercised	(66,667)	$0.51
Forfeited	(1,443,334)	$4.01
Expired or Cancelled	-	$-
Outstanding December 31, 2017	7,247,165	$2.87	5.16	12,739,512
Exercisable at December 31, 2017	6,330,497	$3.17	4.57	9,728,318
Available for grant at December 31, 2017	2,911,169

Stock options outstanding at December 31, 2017 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.48 - $2.00	3,135,221	$0.91	6.17
$2.01 - $5.00	2,731,944	$3.05	3.96
$5.01 - $8.93	1,380,000	$6.99	5.25
	7,247,165	$2.87	5.16

Ampio has computed the fair value of all options granted using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Ampio calculates its volatility assumption using the actual changes in the market value of its stock. Ampio adopted ASU 2016-09 in 2017 and no longer estimates a forfeiture rate (see Note 2). Instead, forfeitures are recognized as they occur. Ampio estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Accordingly, Ampio has computed the fair value of all options granted during the respective years, using the following assumptions:

	Years Ended December 31,
	2017	2016	2015

Expected volatility	34% - 113%	115% - 116%	104% - 113%
Risk free interest rate	1.16% - 2.13%	0.61% - 1.20%	0.05% - 1.64%
Expected term (years)	0.5 - 6.5	1.0 - 5.5	1.5 - 6.25
Dividend yield	0.00%	0.00%	0.00%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Ampio determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Research and development expenses
Stock-based compensation	$298,000	$371,000	$2,092,000

General and administrative expenses
Common stock issued for services	60,000	60,000	30,000
Stock-based compensation	447,000	1,145,000	2,866,000
	$805,000	$1,576,000	$4,988,000

Unrecognized expense at December 31, 2017	$253,000

Weighted average remaining years to vest	1.38

Warrants

In connection with the June 2017 registered direct offering, Ampio issued to investors warrants to purchase an aggregate of approximately 11.0 million shares of common stock at an exercise price of $0.76 and a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. At December 31, 2017, these warrants had a fair value of $27,963,000 (see Note 5).

Assumptions for warrants issued June 2, 2017:	December 31, 2017	At Issuance
Exercise Price	$0.76	$0.76
Expected volatility	102.4%	94.6%
Risk free interest rate	2.14%	1.71%
Expected term (years)	4.4	5.0
Dividend yield	0.0%	0.0%
Number of Shares	7,605,581	10,990,245

In connection with Ampio’s 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5.0 million shares of common stock at an exercise price of $1.00 and a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are fair valued at each reporting period. At December 31, 2017, these warrants had a fair value of $17,113,000 (see Note 5).

Assumptions for warrants issued September 1, 2016:	December 31, 2017	At Issuance
Exercise Price	$0.40	$1.00
Expected volatility	106.1%	96.0%
Risk free interest rate	2.05%	1.18%
Expected term (years)	3.7	5.0
Dividend yield	0.0%	0.0%
Number of Shares	4,500,000	5,000,000

The combined value for the warrant liability at December 31, 2017 is $45,076,000 (see Note 5).

During the 2017 registered direct offering, Ampio issued placement agent warrants to purchase an aggregate of approximately 879,000 shares of common stock at an exercise price of $0.76 with a term of five years. These warrants were accounted for as equity based awards (see Note 8). They were valued using the Black-Scholes methodology. Significant assumptions were as follows:

Expected volatility	94.6%
Risk free interest rate	1.71%
Expected term (years)	5.0
Dividend yield	0.0%

In the 2016 registered direct offering, Ampio issued to the placement agent warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.9375 with a term of five years. These warrants were accounted for as equity based awards (see Note 8). They were valued using the Black-Scholes methodology. Significant assumptions were as follows:

Expected volatility	96.0%
Risk free interest rate	1.18%
Expected term (years)	5.0
Dividend yield	0.0%

 In fiscal 2017 and 2016, Ampio issued warrants in a registered direct placement. A summary of all Ampio warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding December 31, 2014	516,329	$3.26	1.44
Warrants exercised	(17,253)	$3.94
Outstanding December 31, 2015	499,076	$3.24	1.19
Warrants issued in connection with registered direct offering	5,150,000	$1.00	4.67
Expired	(500)	$3.13
Outstanding December 31, 2016	5,648,576	$1.20	4.28
Warrants issued in connection with registered direct offering	11,869,464	$0.76	4.42
Warrants exercised	(4,185,797)	$0.72
Outstanding December 31, 2017	13,332,243	$0.73	4.01

In December 2017, the Company issued 3,384,664 shares of common stock from the exercise of investor warrants with an exercise price of $0.76. In addition, the Company issued 500,000 shares of commons stock from the exercise of investor warrants at an exercise price of $0.40. The Company received $2.8 million during December 2017 related to these investor warrant exercises.

In December 2017, 301,133 of the placement agent warrants from the 2017 direct offering were cashlessly exercised, which resulted in the issuance of 167,205 common shares.

In March 2017, the Company modified 498,576 of its outstanding warrants which extended the expiration until June 30, 2018. The $75,000 additional expense related to this modification was recognized in the quarter ended March 31, 2017.

In March 2017, the Company modified the five million warrants issued in conjunction with the Company’s September 2016 registered direct offering with an original strike price of $1.00 down to $0.40. The $1.1 million gain related to this modification was recognized in the quarter ended March 31, 2017 (see Note 8).

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

 Employee Advances

The Company had advances to one executive and three employees that were used to purchase stock in the Company when it was formed during 2010. These advances were non-interest bearing and due on demand and are classified as a reduction to stockholders’ equity. As of December 31, 2016, the remaining outstanding balance was $25,000. As of December 31, 2017, all these obligations have been satisfied or written off.

Service Agreement

In July 2015, Ampio entered into an agreement with Aytu whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which included costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement was amended in April 2016, which reduced the monthly amount to $18,000. This was amended again in July 2016, which reduced the monthly amount to approximately $17,000 per month. In January 2017, the shared overhead agreement was modified to $12,000 per month. In June 2017, Ampio terminated the shared services agreement with Aytu. For fiscal 2017, 2016 and 2015 the total shared overhead cost was $77,000, $234,000 and $307,000, respectively.

Note 11 – Litigation

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of December 31, 2017, the Company is not currently a party to any significant litigation.

Note 12 – Employee Benefit Plan

Ampio has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. Ampio does not match employee contributions.

Note 13 – Selected Quarterly Data (unaudited)

Quarterly results were as follows:

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2017
Operating expenses
Research and development	1,640,337	3,349,742	1,992,825	3,437,829
Selling, general and administrative	1,362,668	1,340,528	1,073,458	1,367,570
Total operating expenses	3,003,005	4,690,270	3,066,283	4,805,399

Other income	3,033	54	-	-
Derivative gain (expense)	1,126,473	2,113,293	(1,146,772)	(38,311,826)
Unrealized loss on trading security	(30,711)	(31,630)	(39,854)	(9,048)
Total other income (expense)	1,098,795	2,081,717	(1,186,626)	(38,320,874)

Net loss	(1,904,210)	(2,608,553)	(4,252,909)	(43,126,273)

Basic and diluted Ampio net loss per common share	(0.03)	(0.04)	(0.06)	(0.58)

Weighted average number of Ampio common shares outstanding	57,240,081	60,623,778	68,232,409	74,867,167

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2016
Operating expenses
Research and development	4,311,527	2,804,948	1,788,224	1,641,588
Selling, general and administrative	2,110,896	1,563,013	1,555,527	1,306,631
Total operating expenses	6,422,423	4,367,961	3,343,751	2,948,219

Other income	10,154	6,555	3,080	3,690
Derivative expense	-	-	(715,732)	(199,409)
Unrealized gain (loss) on trading security	-	-	64,274	(210,534)
Loss from equity investment in Aytu BioScience	(352,520)	(690,834)	-	-
Total other expense	(342,366)	(684,279)	(648,378)	(406,253)

Net loss	(6,764,789)	(5,052,240)	(3,992,129)	(3,354,472)

Basic and diluted Ampio net loss per common share	(0.13)	(0.10)	(0.07)	(0.06)

Weighted average number of Ampio common shares outstanding	52,016,034	52,016,432	53,842,234	57,179,686

Note 14 – Subsequent Events

In the first quarter of 2018, a total of 249,666 options were exercised by former employees at a weighted average exercise price of $1.61. The Company received $400,800 from the option exercises.

In December 2017, the Company received $135,000 for 176,999 investor warrants to be exercised at an exercise price of $0.76. However, the 176,999 warrants were not converted into shares of common shares until January 2018.

In the first quarter of 2018, the Company issued 845,000 shares of common stock from the exercise of investor warrants with an exercise price of $0.76. In addition, the Company issued 4,500,000 shares of common stock from the exercise of the investor warrants with an exercise price of $0.40. The Company received $2,442,200 during the first quarter of 2018 related to investor warrant exercises.