Form 10-Q
period 2018-06-30
Ampio Pharmaceuticals, Inc.
filed 2018-08-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

As of August 13, 2018, there were 106,541,516 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. These include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;
•	expectations regarding clinical trials for our product candidates, capital expenditures, research and development expenses and other payments;
•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
•	our ability to obtain regulatory approvals for our pharmaceutical drugs;
•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs that receive regulatory approval, and our ability to identify strategic partners and enter into beneficial license, co-development, collaboration or similar arrangements; and
•	progress of our manufacturing facility/clean room.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$4,660,929	$8,209,071
Trading security in Aytu BioScience, Inc.	1,341	11,398
Prepaid expenses and other	316,229	222,417
Total current assets	4,978,499	8,442,886

Fixed assets, net (Note 3)	6,658,789	6,837,861
Deposits	33,856	33,856

Total assets	$11,671,144	$15,314,603

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,175,093	$2,785,529
Accrued compensation	986,860	1,033,261
Deferred rent - current portion	59,579	59,579
Total current liabilities	3,221,532	3,878,369

Long-term deferred rent	508,671	537,364
Warrant derivative liability	11,709,613	45,075,755
Total liabilities	15,439,816	49,491,488

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding - 86,320,968 in 2018 (unaudited) and 80,060,345 in 2017	8,632	8,006
Additional paid-in capital	174,551,697	170,803,783
Accumulated deficit	(178,329,001)	(204,988,674)
Total stockholders’ equity	(3,768,672)	(34,176,885)

Total liabilities and stockholders’ equity	$11,671,144	$15,314,603

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating expenses
Research and development	$2,114,783	$3,062,138	$4,159,259	$4,666,524
Research and development - related party (Note 8)	-	287,604	-	323,554
General and administrative	1,014,939	1,340,528	2,537,154	2,703,196
Total operating expenses	3,129,722	4,690,270	6,696,413	7,693,274

Other income (expense)
Interest income	-	54	-	3,086
Derivative gain	7,751,838	2,113,293	33,366,143	3,239,766
Unrealized loss on trading security	(1,915)	(31,630)	(10,057)	(62,342)
Total other income	7,749,923	2,081,717	33,356,086	3,180,510

Net income (loss)	$4,620,201	$(2,608,553)	$26,659,673	$(4,512,764)

Basic and diluted net income (loss) per common share	$0.05	$(0.04)	$0.32	$(0.08)

Weighted average number of Ampio common shares outstanding	86,300,054	60,623,778	84,630,970	58,941,277

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2017	80,060,345	$8,006	$170,803,783	$(204,988,674)	$(34,176,885)

Common stock issued for services (unaudited)	17,241	2	59,998	-	60,000
Options exercised, net (unaudited)	348,783	35	636,375	-	636,410
Warrants exercised, net (unaudited)	5,894,599	589	2,859,306	-	2,859,895
Stock-based compensation, net (unaudited)	-	-	192,235	-	192,235
Net income (unaudited)	-	-	-	26,659,673	26,659,673

Balance - June 30, 2018 (unaudited)	86,320,968	$8,632	$174,551,697	$(178,329,001)	$(3,768,672)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities
Net income (loss)	$26,659,673	$(4,512,764)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation and warrant modification	192,235	376,867
Depreciation and amortization	621,204	607,174
Write-off of advances to stockholder	-	25,160
Amortization of prepaid research and development - related party (Note 8)	-	323,554
Common stock issued for services	60,000	60,000
Derivative gain	(33,366,143)	(3,239,766)
Unrealized loss on trading security in Aytu BioScience, Inc.	10,057	62,342
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(93,812)	(400,671)
(Decrease) increase in accounts payable	(610,435)	1,117,912
Decrease in deferred rent	(28,693)	(23,857)
Decrease in accrued compensation	(46,401)	(102,652)
Net cash used in operating activities	(6,602,315)	(5,706,701)
Cash flows used in investing activities
Purchase of fixed assets	(442,132)	(17,453)
Net cash used in investing activities	(442,132)	(17,453)
Cash flows from financing activities
Proceeds from sale of common stock related to the Registered Direct Offering	-	6,594,148
Costs related to sale of common stock related to the Registered Direct Offering	-	(824,648)
Proceeds from option and warrant exercises	3,496,305	-
Net cash provided by financing activities	3,496,305	5,769,500

Net change in cash and cash equivalents	(3,548,142)	45,346
Cash and cash equivalents at beginning of period	8,209,071	4,894,834
Cash and cash equivalents at end of period	$4,660,929	$4,940,180

Non-cash transactions:
Warrant derivative liability - registered offering	$-	$4,618,318
Warrants issued to placement agent in connection with registered offering	-	369,465

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) for the periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements and plans to finalize implementation by the end of fiscal 2018.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. The amendment expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Companies should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. The Company does not expect the adoption of this ASU will have a significant impact on its financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had cash of $4.7 million as of June 30, 2018 with net income of $26.7 million for the six months ended June 30, 2018. The net income is primarily attributable to the non-cash derivative gain of $33.4 million that was recognized, which was offset by the operating expenses of $6.7 million during the period ended June 30, 2018. The Company used net cash in operations of $6.6 million for the period ended June 30, 2018. As of June 30, 2018, the Company ended with an accumulated deficit of $178.3 million and a deficit in stockholders’ equity of $3.8 million.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ending June 30, 2018, the Company received a total of $3.5 million from investor warrants and stock options being exercised (see Note 7). Ampio expects that current cash resources and operating cash flows will be sufficient to sustain operations into the third quarter of 2018. The ability of the Company to continue its operations is dependent on management’s plans, which includes continuing to raise equity-based and debt financing, as well as encouraging additional warrant exercises. The Company is currently in negotiation with potential investors for financing. However, there is no assurance that the Company will be successful in raising sufficient capital.

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

Note 3 - Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated	As of June 30,	As of December 31,
	Useful Lives in Years	2018	2017

Manufacturing facility/clean room	3 - 8	$3,180,000	$2,773,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 - 10	511,000	557,000
Lab equipment	5 - 10	1,095,000	1,059,000
Less accumulated depreciation and amortization		(4,202,000)	(3,626,000)

Fixed assets, net		$6,659,000	$6,838,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Depreciation and amortization expense	$320,000	$304,000	$621,000	$607,000

Note 4 - Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, trading security in Aytu, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses, are carried at cost which approximates fair value due to the short maturity of these instruments. The fair value of trading securities is based on quoted market prices, if available, or estimated discounted future cash flows. Warrants are recorded at estimated fair value based on a Black-Scholes warrant pricing model. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2018
ASSETS
Trading security Aytu	$1,300	$-	$-	$1,300

LIABILITIES
Warrant derivative liability	$-	$-	$11,710,000	$11,710,000

December 31, 2017
ASSETS
Trading security Aytu	$11,400	$-	$-	$11,400

LIABILITIES
Warrant derivative liability	$-	$-	$45,076,000	$45,076,000

On August 25, 2017, Aytu BioSciences, Inc., or Aytu, announced a 1-for-20 stock split which automatically converted twenty shares of Aytu’s common stock into one new share of common stock. The trading security in Aytu is recorded at estimated fair value which represents Ampio’s ownership shares in Aytu of 5,111 multiplied by Aytu’s closing stock price on June 30, 2018 and December 31, 2017, which is classified as Level 1 (quoted price is available).

		Fair Value at	Unrealized		Fair Value at
	Maturity in Years	December 31, 2017	Gains	Losses	June 30, 2018
Trading security Aytu	Less than 1 year	$11,400	$-	$(10,100)	$1,300

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. For significant assumptions in valuing the warrant derivative liability as of June 30, 2018 and at issuance see Note 7.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2017	$45,076,000
Warrants issuances	-
Warrants exercises	(13,640,000)
Change in fair value	(19,726,000)
Balance as of June 30, 2018	$11,710,000

Note 5 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

		Remaining
	Total	2018	2019	2020	2021	2022	Thereafter

Ampion supply agreement	$7,650,000	$2,550,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	1,570,000	1,047,000	523,000	-	-	-	-
Biologics License Application (BLA) consulting services	1,174,000	1,174,000	-	-	-	-	-
Facility lease	2,165,000	160,000	326,000	335,000	345,000	355,000	644,000
	$12,559,000	$4,931,000	$3,399,000	$2,885,000	$345,000	$355,000	$644,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.7 million. Per an amendment to the original agreement, Ampio was released from its commitment to purchase any product in 2017 and extended the agreement to 2020.

Clinical Research and Trial Obligations

In November 2017, Ampio entered into an Open Label Extension study agreement which has an outstanding commitment of $1.6 million.

Biologics License Application (BLA) Consulting Services

In March 2018, Ampio entered into a BLA consulting services agreement which has an outstanding commitment of $1.2 million.

Facility Lease

In December 2013, Ampio entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date for the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company recognizes rental expense on a straight-line basis over the term of the lease. The Company recognizes deferred rent when the straight-line rent expense exceeds the actual lease payments and reduces deferred rent when the actual lease payments exceed the straight-line rent expense. Deferred rent is classified between current and long-term.

Rent expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Rent expense	$65,000	$65,000	$130,000	$130,000

Note 6 - Common Stock

Capital Stock

At June 30, 2018 and December 31, 2017, Ampio had 200.0 million shares of common stock authorized with a par value of $0.0001 per share, and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

At June 30, 2018 and December 31, 2017, Ampio had 86,320,968 and 80,060,345 shares of common stock outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding.

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in April 2017 by the SEC. As a result of equity raises, approximately $78.3 million remained available under the Form S-3 as of June 30, 2018. This shelf registration statement on Form S-3 expires in March of 2020.

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

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to cash settle the warrant. Based on this additional derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76. The expiration date of these warrants is June 1, 2022. At issuance, these warrants had a value of $369,000 and were accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. The Company also incurred expenses related to legal, accounting, and other registration costs of $292,000.

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

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of common stock by the Company at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features, these warrants must be accounted for as a liability at fair value under ASC 480. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering, the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375. The expiration date of these warrants is September 1, 2021. At issuance, these warrants had a value of $89,000 and were accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. The Company also incurred expenses related to legal, accounting, and other registration costs of $113,000.

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

On March 27, 2017, the Company entered into a Waiver and Consent Letter Agreement with the investor from the September 2016 registered direct offering, amending the terms of the warrants previously issued. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event the Company secures any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on the Company’s ability to issue or sell shares of its common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, the Company agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of its capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, the Company recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

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

No shares were sold under the Agreement during fiscal 2017 or the six months ended June 30, 2018.

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

During the six months ended June 30, 2018, the Company did not grant options to officers, directors or employees. Former employees and executives exercised 409,666 options with a weighted average exercise price of $2.06. The Company received $636,400 as of June 30, 2018 related to these option exercises. A total of 3,334 options were forfeited and 165,000 expired as of June 30, 2018.

The following table summarizes Ampio’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding December 31, 2017	7,247,165	$2.87	5.16	12,739,512
Granted	-	$-	-	-
Exercised	(409,666)	$2.06	-	-
Forfeited	(3,334)	$1.02	-	-
Expired or Cancelled	(165,000)	$7.86	-	-
Outstanding June 30, 2018	6,669,165	$2.80	5.00	3,843,065
Exercisable at June 30, 2018	6,019,163	$3.02	4.59	2,881,796
Available for grant at June 30, 2018	3,123,145

Stock options outstanding at June 30, 2018 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.48 - $2.00	2,970,221	$0.91	5.95
$2.01 - $5.00	2,473,944	$3.07	3.70
$5.01 - $8.93	1,225,000	$6.86	5.30
	6,669,165	$2.80	5.00

Ampio computes the fair value of all options granted using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. Ampio calculates its volatility assumption using the actual changes in the market value of its stock. Ampio adopted ASU 2016-09 in 2017 and no longer estimates a forfeiture rate. Instead, forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average time to vest and the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio did not grant any options but did compute the fair value for option modifications during the period ended June 30, 2018, using the following assumptions:

Expected volatility	100.66% - 112.52%
Risk free interest rate	1.86% - 2.11%
Expected term (years)	0.32 - 0.59
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses
Stock-based compensation	$30,000	$41,000	$53,000	$83,000

General and administrative expenses
Common stock issued for services	-	-	60,000	60,000
Stock-based compensation	43,000	139,000	79,000	233,000
	$73,000	$180,000	$192,000	$376,000

Unrecognized expense at June 30, 2018	$112,000

Weighted average remaining years to vest	0.91

Warrants

In connection with the June 2017 registered direct offering, Ampio issued to investors warrants to purchase an aggregate of approximately 11.0 million shares of common stock at an exercise price of $0.76 and a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of June 30, 2018, these warrants had a fair value of $11,710,000 (see Note 4). Significant assumptions as of June 30, 2018 and at issuance were as follows:

	June 30, 2018	At Issuance
Exercise Price	$0.76	$0.76
Volatility	109.6%	94.6%
Equivalent term (years)	3.92	5.00
Risk-free interest rate	2.68%	1.71%
Number of shares	6,210,982	10,990,245

In connection with the 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5.0 million shares of common stock at an exercise price of $1.00 and a term of five years. In March 2017, the exercise price of these warrants was reduced from $1.00 to $0.40. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of June 30, 2018, no fair value was recorded as these warrants were exercised in full during the first quarter of 2018 (see Note 4).

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

The following table summarizes Ampio’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding December 31, 2017	13,332,243	$0.73	4.01
Warrants issued	-	$-
Warrants exercised	(5,894,599)	$0.49
Warrants expired	(498,576)	$3.24
Outstanding June 30, 2018	6,939,068	$0.76	3.91

During the six months ended June 30, 2018, the Company issued 1,394,599 shares of common stock from the exercise of investor warrants with an exercise price of $0.76. In addition, the Company issued 4,500,000 shares of common stock from the exercise of investor warrants at an exercise price of $0.40. After this exercise, the Company no longer has outstanding $0.40 warrants. The Company has received approximately $2.9 million as of June 30, 2018 related to these investor warrant exercises.

In March 2017, the Company modified 498,576 of its outstanding warrants which extended the expiration until June 30, 2018. The $75,000 additional expense related to this modification was recognized in the quarter ended March 31, 2017. These warrants all expired as of June 30, 2018.

In March 2017, the Company modified the five million warrants issued in conjunction with the Company’s September 2016 registered direct offering with an original strike price of $1.00 down to $0.40. The $1.1 million gain related to this modification was recognized in the quarter ended March 31, 2017 (see Note 6). As noted above, these warrants were exercised in full during the first quarter of 2018.

Note 8 - Related Party Transactions

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with Trauma Research LLC, an entity controlled by Ampio’s Director and Chief Scientific Officer, Dr. Bar-Or, in September 2009, which was amended seven times with the last amendment occurring in June 2017. The agreement was terminated effective July 5, 2017. The remaining prepaid of $252,000 was expensed during the quarter ended June 30, 2017. In conjunction with terminating this agreement, the Company extended the contract for Dr. Bar-Or for an additional year. He continues his current roles as the Chief Scientific Officer and a director.

Service Agreement

In June 2017, Ampio terminated the shared services agreement with Aytu. For the six months ended June 30, 2018 and 2017, the total shared overhead cost was $0 and $104,000, respectively.

Note 9 - Litigation

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of June 30, 2018, the Company is not currently a party to any material litigation.

Note 10 - Subsequent Events

As of August 10, 2018, the Company issued 117,400 shares of common stock from the exercise of investor warrants with an exercise price of $0.76. The Company has received $89,000 related to these warrant exercises.

As of August 10, 2018, 138,477 placement agent warrants from the 2017 direct offering were cashlessly exercised, which resulted in the issuance of 103,148 common shares.

As of August 9, 2018, the Company announced the pricing of an underwritten public offering of 20,000,000 shares of its common stock and warrants to purchase up to 20,000,000 of common stock, at a combined purchase price of $0.40 per share of common stock and accompanying warrant, with anticipated gross proceeds of $8.0 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The warrants are exercisable immediately at a price of $0.40 per share of common stock and have a term of five years. The offering closed on August 13, 2018. The net proceeds to the Company from the offering were $7.3 million. The costs associated with the offering were approximately $740,000.

The sale of common stock and accompanying warrants to purchase shares of commons stock is being offered pursuant to the Company’s shelf registration on Form S-3. The shelf registration statement was declared effective by the SEC on April 20, 2017.

The Company met with the FDA in July 2018 and has received a letter in response. In the letter, the FDA stated that it considers the AP-003-A trial to be an adequate and well-controlled clinical trial that provides evidence of effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for approval of a BLA, but that as a single trial the AP-003-A study alone does not appear to provide sufficient evidence of effectiveness to support a BLA. Despite the Company’s belief that the AP-003-C trial design was based on FDA guidance and feedback and consistent with FDA precedent for similar products (in intended use, in origin, and in regulatory pathway), which the Company reiterated with the FDA multiple times, the FDA does not consider the AP-003-C trial to be an adequate and well-controlled clinical trial. The FDA recommended that the Company perform an additional randomized trial with a concurrent control group and that the Company request a Special Protocol Assessment to obtain FDA concurrence of the trial design before beginning the study. The Company plans to continue to discuss with the FDA the necessity of conducting this additional trial, as it believes the current body of data is sufficient to submit the BLA. Ampio will also continue to address with the FDA the validation of manufacturing processes and controls for the submission of a BLA for Ampion.

In July 2018, the Company extended Dr. Bar-Or’s employment agreement for an additional month. During this time, the Company expects to finalize a new agreement with Dr. Bar-Or.

In July 2018, the Company obtained the required number of waivers necessary to eliminate the participation rights from the June 2017 registered direct offering.

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

Moving forward, we plan on creating a leaner and more efficient operating model by streamlining our operations and reallocate resources towards commercializing our lead product candidate Ampion.

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

We also intend to study Ampion for therapeutic applications other than osteoarthritis of the knee. We may engage development partners to study Ampion in various conditions including: (i) acute and chronic inflammatory conditions; (ii) degenerative joint diseases; and (iii) respiratory disorders. We are also studying Ampion’s effects on cellular behavior to indicate potential effects on disease modification across multiple conditions. If successful, we believe these additional formulations and potential therapeutic indications will supplement the Ampion clinical portfolio and will enable clinical applications in large therapeutic markets where there are significant unmet needs.

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol that we are developing to treat diabetic macular edema, or DME. Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell leakage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies. Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shifts the balance towards stress fiber formation and increases vascular permeability.

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

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent us from issuing registered shares in a cash exercise. Therefore, we could be forced to cash settle the warrant. Based on this additional derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification, or ASC, 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

In connection with the offering, the placement agent received an 8% commission totaling $533,000 and approximately 879,000 warrants with an exercise price of $0.76. The expiration date of these warrants is June 1, 2022. At issuance, these warrants had a value of $369,000 and were accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. We also incurred expenses related to legal, accounting, and other registration costs of $292,000.

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

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of common stock by us at a price less than the warrant exercise price and the investor is entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remains unchanged. The investor warrants also include a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features, these warrants must be accounted for as a liability at fair value under ASC 480. On the date of issuance, these warrants were valued at $4.1 million.

In connection with the offering, the placement agent received a 6% commission totaling $225,000 and 150,000 warrants with an exercise price of $0.9375. The expiration date of these warrants is September 1, 2021. At issuance, these warrants had a value of $89,000 and were accounted for as equity-based warrants. The placement agent warrants provide for cashless exercise, which the placement agents may elect if there is no effective registration statement. We also incurred expenses related to legal, accounting, and other registration costs of $113,000.

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

On March 27, 2017, we entered into a Waiver and Consent Letter Agreement with the investor from the September 2016 registered direct offering, amending the terms of the warrants previously issued. Under the Waiver and Consent Agreement, the investor waived the right to have the warrant exercise price reduced and the number of shares of common stock underlying the warrant increased in the event we secure any financing, including debt, which includes issuing or selling shares of common stock for a price per share less than the warrant exercise price. The investor also waived the prohibition on our ability to issue or sell shares of our common stock, options or convertible securities at a price which varies or may vary with the market price of the common stock or pursuant to an equity credit line or similar “at-the-market” offering. The waivers are permanent. In return, we agreed to reduce the exercise price of the warrants from $1.00 to $0.40 and to not issue or sell any shares of our capital stock for a period of 10 trading days following the execution of the Waiver and Consent Agreement. All other terms of the warrants remained the same. Based upon the amendment to this warrant agreement, we recognized a non-cash derivative gain of $1.1 million during the quarter ended March 31, 2017.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and therefore have incurred significant net losses totaling $178.3 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of June 30, 2018, we had $4.7 million of cash. We expect our capital resources will last into the third quarter of 2018.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2018) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – June 30, 2018 Compared to June 30, 2017

We recognized net income from operations for the quarter ended June 30, 2018 of $4.6 million compared to a net loss from operations of $2.6 million for the same quarter in 2017. The net income during the 2018 quarter was attributable to the non-cash derivative gain of $7.7 million that was recognized, which was offset by the operating expenses of $3.1 million. The net loss during the 2017 quarter was attributable to the $4.7 million in operating expenses, which was offset by the $2.1 million non-cash derivative gain. The investor warrant exercises and decrease in our stock price from $3.40 as of March 31, 2018 to $2.20 as of June 30, 2018, caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 quarter. The decrease in our stock price from $0.80 as of March 31, 2017 to $0.52 as of June 30, 2017, caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2017 quarter. The operating expenses decreased $1.5 million from the 2017 quarter to the 2018 quarter primarily due to a $1.2 million decrease in research and development costs and a $326,000 decrease in general and administrative costs, which is further explained below.

We recognized net income from operations for the period ended June 30, 2018 of $26.7 million compared to a net loss from operations of $4.5 million for the same period in 2017. The net income during the 2018 period is attributable to the non-cash derivative gain of $33.4 million that was recognized, which was offset by the operating expenses of $6.7 million. The net loss during the 2017 period was attributable to $7.7 million in operating expenses, which was offset by the $3.2 million non-cash derivative gain. The investor warrant exercises and decrease in our stock price from $4.07 as of December 31, 2017 to $2.20 as of June 30, 2018, caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 period. The decrease in our stock price from $0.90 as of December 31, 2016 to $0.52 as of June 30, 2017, caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2017 period. The operating expenses decreased $1.0 million from the 2017 period to the 2018 period primarily due to a $839,000 decrease in research and development costs and $172,000 decrease in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Clinical trials and sponsored research	$811,000	$1,920,000	$1,806,000	$2,235,000
Labor	609,000	608,000	1,171,000	1,291,000
Consultants and other	665,000	501,000	1,129,000	1,065,000
Stock-based compensation	30,000	41,000	53,000	83,000
Sponsored research - related party	-	288,000	-	324,000
	$2,115,000	$3,358,000	$4,159,000	$4,998,000

Research and development costs consist of clinical trials and sponsored research, labor, consultants and other, stock-based compensation and sponsored research - related party. Research and development costs decreased $1.2 million, or 37.0%, for the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to clinical trials and sponsored research expense. During the 2017 quarter, we incurred initial costs and clinical trial development expenses related to the AP-003-C study. During the 2018 quarter, we were conducting the Open Label Extension (OLE) study, which is an extension of the AP-003-C study. Since the OLE study is an extension study, we did not incur the initial costs that were associated with the start-up of the AP-003-C study. Labor costs are consistent for the 2018 quarter compared to the 2017 quarter. During the 2018 quarter, we had an increase in our headcount to assist with the preparation of the BLA filing, whereas during the 2017 quarter, we employed several individuals that were terminated shortly after the 2017 quarter. Consultants and other costs increased as we incurred costs to prepare to file the BLA with the FDA. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. During the 2018 quarter, we did not incur costs related to the Trauma Research Agreement as this agreement was terminated during July 2017.

Research and development costs decreased $839,000, or 16.8%, for the six months ended June 30, 2018 compared to the same period in 2017. As noted above, the decrease is primarily attributable to clinical trials and sponsored research expense, due to the initial costs and clinical trial development expenses related to the AP-003- study during the 2017 period. These costs were not incurred during the 2018 period. However, we expect clinical trial and sponsored research expense to increase throughout 2018 as we continue to incur costs in preparation to file the BLA with the FDA. Labor costs for the six months ended June 30, 2018 were lower than the same period in 2017 because we employed more people in the first quarter of 2017 compared to the first quarter of 2018. Consultants and other costs increased as we incurred costs to prepare to file the BLA with the FDA. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. In addition, the sponsored research – related party expense also contributed to the decrease in the research and development costs due to the termination of the Trauma Research Agreement.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Occupancy, travel and other	$312,000	$352,000	$1,061,000	$798,000
Labor	235,000	268,000	453,000	541,000
Professional fees	247,000	287,000	402,000	478,000
Patent costs	120,000	216,000	314,000	435,000
Stock-based compensation	43,000	139,000	199,000	293,000
Directors fees	58,000	79,000	108,000	164,000
	$1,015,000	$1,341,000	$2,537,000	$2,709,000

General and administrative costs consist of occupancy, travel and other, labor, professional fees, patent costs, stock-based compensation and director fees. General and administrative costs decreased $326,000, or 24.3%, for the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to patent costs and stock-based compensation. Patent costs for the 2018 quarter have decreased due to us delaying non-essential patent renewals as we focus on Ampion. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. In addition, labor costs decreased due to a reduction in headcount, as well as positions being replaced with lower salaried employees. Professional fees decreased due to a reduction in audit and legal fees. Director fees also decreased as there were fewer board meetings during the 2018 quarter.

General and administrative costs decreased $172,000, or 6.3%, for the six months ended June 30, 2018 compared to the same period in 2017. As noted above, the decrease is primarily attributable to patent costs and stock-based compensation. Labor costs also decreased due to a reduction in headcount, as well as positions being replaced with lower salaried employees. In addition, professional fees decreased due to a reduction in audit and legal fees as no S-3 filing was completed during the six months ended June 30, 2018. Director fees also decreased as there were fewer board meetings during the 2018 period. These decreases in expenses were offset by the increase in occupancy, travel and other as we contracted with a firm to perform a strategic assessment of the osteoarthritis environment.

Net Cash Used in Operating Activities

During the six-month period ended June 30, 2018, our operating activities used approximately $6.6 million in cash, which was less than the net income of $26.7 million primarily as a result of the non-cash gain in the warrant derivatives, a decrease in accounts payable and accrued compensation and an increase in prepaid expenses, which was offset by stock-based compensation, depreciation and amortization and common stock issued for services.

During the six-month period ended June 30, 2017, our operating activities used approximately $5.7 million in cash, which was more than the net loss of $4.5 million primarily as a result of the non-cash gain in the warrant derivative and an increase in prepaid expenses, which was offset by an increase in accounts payable, stock-based compensation, depreciation and the acceleration of the related-party amortization.

Net Cash Used in Investing Activities

During the six-month period ended June 30, 2018, cash was used to acquire $442,000 of manufacturing machinery and equipment.

During the six-month period ended June 30, 2017, cash was used to acquire $17,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the six-month period ended June 30, 2018, we received $3.5 million from option and warrant exercises.

During the six-month period ended June 30, 2017, we received gross proceeds from the sale of common stock in a registered direct offering of $6.6 million, which was offset by offering costs of $825,000.

Liquidity and Capital Resources

To date, we have not generated revenues or profits. Our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of June 30, 2018, we had $4.7 million of cash. We expect our capital resources will last into the third quarter of 2018. This projection is based on several assumptions that may prove to be incorrect, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital to continue our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we are in negotiations with potential investors for near-term financing.

We have prepared a budget for 2018 which reflects cash requirements for routine monthly expenses such as payroll, legal, accounting, patents and overhead costs at an average cash burn rate of approximately $800,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings, partnering/licensing transaction or our Controlled Equity Offering Sales Agreement that we entered into in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing and/or make the additional financing dilutive to our current shareholders.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our future commercialization efforts or suspend operations for a period until we are able to raise additional capital. We also may be required to relinquish our rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to litigation arising in the ordinary course of its business. As of June 30, 2018, the Company is not currently a party to any material litigation.

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

Risks Related to Our Business

The FDA is requiring an additional clinical trial of Ampion for OAK.

We have been engaged in discussions with the FDA relating to the nonclinical development and clinical evaluation of Ampion. Following our meeting with the FDA in July 2018, we received a response letter thereto. In the letter, the FDA stated that it considers the AP-003-A trial to be an adequate and well-controlled clinical trial that provides evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for approval of a BLA, but that as a single trial the AP-003-A study alone does not appear to provide sufficient evidence of effectiveness to support a BLA. The FDA did not consider the AP-003-C trial to be an adequate and well-controlled clinical trial and recommended that we perform an additional randomized trial with a concurrent control group and that we request a Special Protocol Assessment to obtain FDA concurrence of the trial design before beginning the study. We plan to continue to discuss the data and our BLA with the FDA and we cannot ensure the outcome of such subsequent discussions with the FDA. We also cannot ensure that the data derived from a subsequent trial will be sufficient to support a submission to the FDA of a BLA for Ampion. We will also continue to address with the FDA the validation of manufacturing processes and controls and we cannot ensure when or whether we will receive validation.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: August 14, 2018

By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary
Date: August 14, 2018

