Form 10-Q
period 2018-09-30
Ampio Pharmaceuticals, Inc.
filed 2018-11-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No ☒

As of November 12, 2018, there were 106,716,516 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

INDEX

		Page
	PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4

	Statements of Operations for the three and nine months ended September 30, 2018 (unaudited) and the three and nine months ended September 30, 2017 (unaudited)	5

	Statements of Stockholders’ Equity (Deficit) (unaudited)	6

	Statements of Cash Flows for the nine months ended September 30, 2018 (unaudited) and the nine months ended September 30, 2017 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

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

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel on whom we depend;
•	the progress and results of clinical trials for our product candidates;
•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidates on a timely basis;
•	commercial developments for products that compete with our product candidates;
•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;
•	the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;
•	adverse developments in our research and development activities;
•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;
•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
•	our expectations with respect to our acquisition activity.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,672,062	$8,209,071
Prepaid expenses and other	512,481	233,815
Total current assets	9,184,543	8,442,886

Fixed assets, net (Note 3)	6,355,577	6,837,861
Deposits	33,856	33,856

Total assets	$15,573,976	$15,314,603

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,534,259	$2,785,529
Accrued compensation	130,054	1,033,261
Deferred rent - current portion	59,579	59,579
Total current liabilities	1,723,892	3,878,369

Long-term deferred rent	492,712	537,364
Warrant derivative liability	11,120,495	45,075,755
Total liabilities	13,337,099	49,491,488

Commitments and contingencies (Note 5)

Stockholders' equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	-	-
Common Stock, par value $0.0001; 200,000,000 shares authorized; shares issued and outstanding - 106,591,516 in 2018 (unaudited) and 80,060,345 in 2017	10,659	8,006
Additional paid-in capital	174,753,998	170,803,783
Accumulated deficit	(172,527,780)	(204,988,674)
Total stockholders' equity	2,236,877	(34,176,885)

Total liabilities and stockholders' equity	$15,573,976	$15,314,603

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses
Research and development	$1,184,194	$1,992,825	$5,343,452	$6,659,349
Research and development - related party (Note 8)	-	-	-	323,554
General and administrative	756,104	1,113,312	3,303,315	3,878,850
Total operating expenses	1,940,298	3,106,137	8,646,767	10,861,753

Other income (expense)
Interest (expense) income	(3,190)	-	(3,190)	3,086
Derivative gain (loss)	7,744,708	(1,146,772)	41,110,851	2,092,994
Total other income (expense)	7,741,518	(1,146,772)	41,107,661	2,096,080

Net income (loss)	$5,801,220	$(4,252,909)	$32,460,894	$(8,765,673)

Basic and diluted net income (loss) per common share	$0.06	$(0.06)	$0.37	$(0.14)

Weighted average number of Ampio common shares outstanding	96,930,270	68,232,409	88,782,837	62,072,354

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	80,060,345	$8,006	$170,803,783	$(204,988,674)	$(34,176,885)

Common stock issued for services (unaudited)	17,241	2	59,998	-	60,000
Options exercised, net (unaudited)	348,783	35	636,375	-	636,410
Warrants exercised, net (unaudited)	6,165,147	616	2,968,503	-	2,969,119
Stock-based compensation, net (unaudited)	-	-	287,339	-	287,339
Common stock issued in connection with the confidentially marketed public offering, net of offering costs of $844,409 (unaudited)	20,000,000	2,000	(2,000)	-	-
Net income (unaudited)	-	-	-	32,460,894	32,460,894

Balance at September 30, 2018 (unaudited)	106,591,516	$10,659	$174,753,998	$(172,527,780)	$2,236,877

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net income (loss)	$32,460,894	$(8,765,673)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation and warrant modification	287,339	683,195
Depreciation and amortization	968,034	910,725
Write-off of advances to stockholder	-	25,160
Amortization of prepaid research and development - related party (Note 8)	-	323,554
Common stock issued for services	60,000	60,000
Derivative gain	(41,110,851)	(2,092,994)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(278,666)	(79,884)
(Decrease) increase in accounts payable and accrued expenses	(1,251,270)	318,479
Decrease in deferred rent	(44,652)	(37,398)
Decrease in accrued compensation	(903,207)	(181,383)
Net cash used in operating activities	(9,812,379)	(8,836,219)
Cash flows used in investing activities
Purchase of fixed assets	(485,750)	(33,326)
Net cash used in investing activities	(485,750)	(33,326)
Cash flows from financing activities
Proceeds from sale of common stock related to the Equity Offering	8,000,000	6,594,148
Costs related to sale of common stock related to the Equity Offering	(844,409)	(812,288)
Proceeds from option and warrant exercises	3,605,529	-
Net cash provided by financing activities	10,761,120	5,781,860

Net change in cash and cash equivalents	462,991	(3,087,685)
Cash and cash equivalents at beginning of period	8,209,071	4,894,834
Cash and cash equivalents at end of period	$8,672,062	$1,807,149

Non-cash transactions:
Warrant derivative liability in connection with the confidentially marketed public offering	$8,008,500	$4,618,318
Warrants issued to placement agent in connection with the registered offering	-	369,465

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

Adoption of Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, this standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017-09 during the first quarter of 2018 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to give entities another option for transition. The additional option for transition allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements and plans to finalize implementation by the end of fiscal 2018. As of September 30, 2018, the Company had minimum operating lease payments of $2.1 million that are being evaluated. The Company is working on gathering all key lease data elements to meet the requirements of the new guidance.

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

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this ASU will have a significant impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this ASU will have a significant impact on its financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had cash of $8.7 million as of September 30, 2018 with net income of $32.5 million for the nine months ended September 30, 2018. The net income is primarily attributable to the non-cash derivative gain of $41.1 million that was recognized, which was offset by the operating expenses of $8.6 million during the period ended September 30, 2018. The Company used net cash in operations of $9.8 million for the period ended September 30, 2018. As of September 30, 2018, the Company ended with an accumulated deficit of $172.5 million and stockholders’ equity of $2.2 million.  In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ending September 30, 2018, the Company received a total of $3.6 million from investor warrants and stock options being exercised (see Note 7). In addition, the Company raised gross proceeds of $8.0 million in a confidentially marketed public offering (see Note 6). Ampio expects that current cash resources and operating cash flows will be sufficient to sustain operations into the second quarter of 2019. The ability of the Company to continue its operations is dependent on management’s plans, which includes continuing to raise equity-based and debt financing, as well as encouraging additional warrant exercises. The Company is currently in negotiation with potential investors for financing. However, there is no assurance that the Company will be successful in raising sufficient capital.

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

Note 3 - Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated	As of September 30,	As of December 31,
	Useful Lives in Years	2018	2017

Manufacturing facility/clean room	3 - 8	$3,197,000	$2,773,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	3 - 10	511,000	557,000
Lab equipment	5 - 8	1,095,000	1,059,000
Less accumulated depreciation and amortization		(4,522,000)	(3,626,000)

Fixed assets, net		$6,356,000	$6,838,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Depreciation and amortization expense	$347,000	$304,000	$968,000	$911,000

Note 4 - Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents and accounts payable and accrued expenses are carried at cost which approximates fair value due to the short maturity of these instruments. Warrants are recorded at estimated fair value based on a Black-Scholes warrant pricing model. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$11,120,000	$11,120,000

December 31, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$45,076,000	$45,076,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. For significant assumptions in valuing the warrant derivative liability as of September 30, 2018 and at issuance see Note 7.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2017	$45,076,000
Warrants issuances	8,008,000
Warrants exercises	(13,925,000)
Change in fair value	(28,039,000)
Balance as of September 30, 2018	$11,120,000

Note 5 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

		Remaining
	Total	2018	2019	2020	2021	2022	Thereafter

Ampion supply agreement	$7,650,000	$2,550,000	$2,550,000	$2,550,000	$-	$-	$-
Clinical research and trial obligations	327,000	277,000	50,000	-	-	-	-
Biologics License Application (BLA) consulting services	1,166,000	45,000	1,121,000	-	-	-	-
Facility lease	2,085,000	80,000	326,000	335,000	345,000	355,000	644,000
	$11,228,000	$2,952,000	$4,047,000	$2,885,000	$345,000	$355,000	$644,000

Ampion Supply Agreement

In October 2013, Ampio entered into a human serum albumin ingredient and purchase sale agreement which has a remaining commitment of $7.7 million. In November 2017, Ampio amended this agreement, which extended the contractual terms to 2020.

Clinical Research and Trial Obligations

In November 2017, Ampio entered into an Open Label Extension (OLE) study agreement. In August 2018, the Company canceled the OLE study. The Company will continue to incur close-out costs for the study through the beginning of fiscal 2019. As of September 30, 2018, there is an outstanding commitment of $327,000.

Biologics License Application (BLA) Consulting Services

In March 2018, Ampio entered into a BLA consulting services agreement, which has an outstanding commitment of $1.2 million. This contract is an open-ended contract and the Company incurs costs as sections of the BLA are completed.

Facility Lease

In December 2013, Ampio entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date for the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company recognizes rent expense on a straight-line basis over the term of the lease. The Company recognizes deferred rent when the straight-line rent expense exceeds the actual lease payments and reduces deferred rent when the actual lease payments exceed the straight-line rent expense. Deferred rent is classified between current and long-term.

Rent expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Rent expense	$65,000	$65,000	$195,000	$195,000

Note 6 - Common Stock

Capital Stock

At September 30, 2018 and December 31, 2017, Ampio had 200.0 million shares of common stock authorized with a par value of $0.0001 per share, and 10.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

At September 30, 2018 and December 31, 2017, Ampio had 106,591,516 and 80,060,345 shares of common stock outstanding, respectively. As of these same dates, Ampio had no preferred shares outstanding.

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The shelf registration was declared effective in April 2017 by the SEC. As a result of equity raises, approximately $78.7 million remained available under the Form S-3 as of September 30, 2018. This shelf registration statement on Form S-3 expires in March of 2020.

Confidentially Marketed Public Offering

In August 2018, the Company completed a confidentially marketed public offering. In this offering, the Company issued 20.0 million shares of its common stock and warrants to purchase up to 20.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.40 per unit generating gross proceeds of $8.0 million. In connection with the offering, the underwriter received a 7% commission totaling $560,000. The Company also incurred expenses related to legal, accounting, and other registration costs of $284,000. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The warrants have an exercise price of $0.40 per share and are exercisable immediately with a term of five years from issuance. The warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to cash settle the warrants. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $8.0 million.

The Company’s net cash proceeds from the confidentially marketed public offering totaled $7.2 million. When the additional non-cash charges of $8.0 million related to the 20.0 million warrants are offset against the net cash transaction proceeds, the non-cash charges exceeded 100% of the proceeds. Therefore, the Company is required to take the additional cost above the transaction proceeds and recognize a loss on the day it entered into the transaction. The loss on the transaction was $853,000 and this amount is included in the derivative gain on the statement of operations.

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

There was a participation right of 35% for any proposed or intended issuance or sale or exchange of securities being offered until the second anniversary of the closing date, which would have expired on June 2, 2019. However, in July 2018, the Company obtained the required number of waivers necessary to eliminate the participation rights from the June 2017 registered direct offering. The shares and the warrants were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to cash settle the warrant. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under ASC 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

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

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of common stock by the Company at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remained unchanged. The investor warrants also included a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features, these warrants were accounted for as a liability at fair value under ASC 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

The Company’s net cash proceeds from the registered direct offering were $3.4 million. When the additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds, this exceeded 100% of the proceeds so the Company was required to take the additional cost above the transaction proceeds and recognize a loss on the day of the transaction. The loss on the transaction was $804,000 and was included in derivative loss on the statement of operations.

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

No shares were sold under the Agreement during fiscal 2017 or the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, the Company granted 115,000 options at a weighted average exercise price of $0.51 to an officer and five employees. Former employees and executives exercised 409,666 options with a weighted average exercise price of $2.06. The Company received $636,400 as of September 30, 2018 related to these option exercises. A total of 3,334 options were forfeited and 355,000 expired as of September 30, 2018.

The following table summarizes Ampio’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregated Intrinsic Value
Outstanding at December 31, 2017	7,247,165	$2.87	5.16	12,739,512
Granted	115,000	$0.51	-	-
Exercised	(409,666)	$2.06	-	-
Forfeited	(3,334)	$1.02	-	-
Expired or Cancelled	(355,333)	$5.09	-	-
Outstanding at September 30, 2018	6,593,832	$2.77	4.13	7,784
Exercisable at September 30, 2018	6,242,164	$2.88	3.89	7,411
Available for grant at September 30, 2018	3,198,478

Stock options outstanding at September 30, 2018 are summarized in the table below:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Lives
$0.48 - $2.00	3,083,554	$0.89	5.28
$2.01 - $5.00	2,285,278	$3.10	3.43
$5.01 - $8.93	1,225,000	$6.86	2.56
	6,593,832	$2.77	4.13

Ampio computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. Ampio calculates its volatility assumption using the actual changes in the market value of its stock. Ampio adopted ASU 2016-09 in fiscal 2017 and no longer estimates a forfeiture rate. Instead, forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average time to vest and the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Ampio has computed the fair value for options granted and modified during the period ended September 30, 2018, using the following assumptions:

Expected volatility	100.66% - 127.60%
Risk free interest rate	1.86% - 2.96%
Expected term (years)	0.32 - 5.00
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses
Stock-based compensation	$20,000	$179,000	$73,000	$255,000

General and administrative expenses
Common stock issued for services	-	-	60,000	60,000
Stock-based compensation	75,000	127,000	214,000	354,000
	$95,000	$306,000	$347,000	$669,000

Unrecognized expense at September 30, 2018	$68,000

Weighted average remaining years to vest	1.26

Warrants

In connection with the August 2018 confidentially marketed public offering, Ampio issued warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of September 30, 2018, these warrants had a fair value of $8.7 million. Significant assumptions as of September 30, 2018 and at issuance were as follows:

	September 30, 2018	At Issuance
Exercise Price	$0.40	$0.40
Volatility	123.7%	121.8%
Equivalent term (years)	4.87	5.00
Risk-free interest rate	2.94%	2.75%
Number of shares	19,950,000	20,000,000

In connection with the June 2017 registered direct offering, Ampio issued investor warrants to purchase an aggregate of approximately 11.0 million shares of common stock at an exercise price of $0.76 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of September 30, 2018, these warrants had a fair value of $2.4 million. Significant assumptions as of September 30, 2018 and at issuance were as follows:

	September 30, 2018	At Issuance
Exercise Price	$0.76	$0.76
Volatility	137.2%	94.6%
Equivalent term (years)	3.67	5.00
Risk-free interest rate	2.90%	1.71%
Number of shares	6,093,582	10,990,245

The combined value for the warrant liability as of September 30, 2018 is $11.1 million (see Note 4).

In connection with the 2016 registered direct offering, Ampio issued to an investor warrants to purchase an aggregate of 5.0 million shares of common stock at an exercise price of $1.00 with a term of five years. In March 2017, the exercise price of these warrants was reduced from $1.00 to $0.40. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of September 30, 2018, no fair value was recorded as these warrants were exercised in full during the first quarter of 2018.

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

The following table summarizes Ampio’s warrant activity:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2017	13,332,243	$0.73	4.01
Warrants issued	20,000,000	$0.40
Warrants exercised	(6,200,476)	$0.50
Warrants expired	(498,576)	$3.24
Outstanding at September 30, 2018	26,633,191	$0.49	4.56

During the nine months ended September 30, 2018, the Company issued 50,000 shares of common stock from the exercise of investor warrants with an exercise price of $0.40 from the 2018 confidentially marketed public offering. The Company also issued 1,511,999 shares of common stock from the exercise of investor warrants with an exercise price of $0.76 from the 2017 registered direct offering. In addition, the Company issued 4,500,000 shares of common stock from the exercise of investor warrants at an exercise price of $0.40 from the 2016 registered direct offering. After this warrant exercise, the Company no longer has outstanding $0.40 warrants from the 2016 registered direct offering. The Company has received approximately $3.0 million as of September 30, 2018 related to these investor warrant exercises.

In July 2018, 138,477 of the placement agent warrants from the 2017 direct offering were cashlessly exercised, which resulted in the issuance of 103,148 shares of common stock.

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

Note 8 - Related Party Transactions

Sponsored Research Agreement

Ampio entered into a sponsored research agreement with Trauma Research LLC, an entity controlled by Ampio’s Director and former Chief Scientific Officer (“CSO”), Dr. Bar-Or, in September 2009, which was amended seven times with the last amendment occurring in June 2017. The agreement was terminated effective July 5, 2017. The remaining prepaid of $252,000 was expensed during the quarter ended June 30, 2017. In conjunction with terminating this agreement, the Company extended the employment agreement for Dr. Bar-Or until July 2018. In July 2018, the Company extended Dr. Bar-Or’s employment agreement for an additional month. On August 29, 2018, Dr. Bar-Or notified the Company of his decision to retire from his role as CSO, effective September 30, 2018. Dr. Bar-Or will continue to serve as a member of the Board of Directors and the Scientific Advisory Board of the Company.

Service Agreement

In June 2017, Ampio terminated the shared services agreement with Aytu. For the nine months ended September 30, 2018 and 2017, the total shared overhead cost was $0 and $77,000, respectively.

Note 9 - Litigation

On August 25, 2018 and August 31, 2018, two purported stockholders of the Company brought putative class action lawsuits in the United States District Court for the Central District of California, Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:18-cv-07476-SJO-RAO, and in the United States District Court for the District of Colorado, Shaffer v. Ampio Pharmaceuticals, Inc., et al., Case No. 1:18-cv-02252-KLM (the “Securities Class Actions”). Plaintiffs in the Securities Class Actions allege that the Company and certain of its current officers violated federal securities laws by misrepresenting and/or omitting information regarding the AP-003 Phase III clinical trials of Ampion. Plaintiffs in the Securities Class Actions assert claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. The Securities Class Actions seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, Cetrone v. Macaluso et al., Case No. 2:18-cv-05970-SJO-RAO (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the AP-003 Phase III clinical trials of Ampion.

On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso et al., 1:18-cv-02558, which closely parallels the allegations in the Cetrone Action.

The Company believes these claims are without merit and intends to defend these lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Note 10 - Subsequent Events

As of November 14, 2018, the Company issued 125,000 shares of common stock from the exercise of investor warrants with an exercise price of $0.40. The Company has received $50,000 related to these warrant exercises.

See Note 9 for litigation updates.

Effective October 1, 2018, EKS&H LLLP (“EKS&H”), the independent registered public accounting firm for the Company combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company.

On October 1, 2018, the Compensation Committee of the Board of Directors of the Company approved a one-time option repricing (the “Option Repricing”) where the exercise price of each Relevant Option (as defined below) was amended to reduce such exercise price to $0.75 per share, 44% above the closing price of the Company’s common stock on October 1, 2018 and 88% above the price per share of common stock sold in the Company’s recently completed public offering (not including the value of the accompanying warrants). “Relevant Options” are all outstanding stock options as of October 1, 2018 (vested or unvested) to acquire shares of the Company’s common stock that had exercise prices above $0.75 per share; provided, however, that the maximum dollar value of the repricing for any individual did not exceed $500,000 (with such value calculated by multiplying (i) the difference between the initial exercise price and $0.75 by (ii) the number of options being repriced). In conjunction with the repricing, the Compensation Committee determined to eliminate all outstanding accrued bonuses, which amount to approximately $813,000. The Compensation Committee believes that the Option Repricing is in the best interests of the Company, as the amended stock options will provide added incentives to retain and motivate key contributors of the Company at this critical juncture without incurring the stock dilution resulting from significant option grants. The Compensation Committee also believes that the repricing better aligns the interests of the key contributors with the goals of the Company. The Company’s Board of Directors, along with the Chairman and Chief Executive Officer, Michael Macaluso, did not participate in the Option Repricing.

In October 2018, the Company retained a law firm to represent its interests in a lobbying effort with the Food and Drug Administration, or FDA.

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

EXECUTIVE SUMMARY

We are an innovative drug discovery and development company combining scientific, regulatory, and business capabilities to efficiently develop our main therapeutic candidate, Ampion. If approved, Ampion will address significant inflammatory conditions for which limited treatment options exist. Ampion has been developed through more than two decades of study at leading hospital-based research centers.

The pharmaceutical market is a competitive industry with strict regulations that are time intensive and costly. However, we are committed to offer compelling therapeutic options for the patients most in need of new treatment options, and we operate every day to advance our product candidates.

Since we are in the research and development phase, we have not generated revenue to date. Our operations are funded through equity raises, which occur from time to time. To proceed with our operations, we will need to raise additional funds to support the advancement of our therapeutic candidates.

Moving forward, we plan on creating a leaner and more efficient operating model by streamlining our operations and reallocating resources towards commercializing our lead product candidate, Ampion.

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

We have a lead product candidate, which has advanced through late-stage clinical trials in the United States. On August 3, 2018, the FDA informed us that our latest trial, AP-003-C, was not considered an adequate and well-controlled clinical trial. The FDA recommended that we design a randomized trial with a concurrent control group to gather additional evidence necessary to support a Biologics License Application, or BLA. In addition, the FDA recommended that we request a Special Protocol Assessment, or SPA, to obtain FDA concurrence on the trial design before beginning the study. We are in the process of designing a new pivotal clinical trial and requesting a SPA, but we do not agree with the FDA’s initial conclusion regarding the insufficiency of AP-003-C. Consequently, we are engaged in a formal dispute with the FDA and will provide them with additional information in an effort to persuade them to reconsider their decision of rejecting the AP-003-C clinical trial, which they considered not adequate and well-controlled. The FDA has agreed to consider this additional information in a Type C meeting before the end of November 2018.

Product Update –

We continue to execute our business plan and advance our main drug candidates.

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin, an FDA approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. Ampion and its known components have demonstrated a broad spectrum of anti-inflammatory and immune modulatory activity which support the mechanism of action. We have published several scientific papers and peer-reviewed publications on Ampion’s mechanism of action.

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

Clinical Development Pathway

In September 2018, the FDA provided a response to our Chemistry, Manufacturing, and Controls (CMC) request. The FDA agreed on the CMC data requirements and analytical characterization of Ampion based the limited data that was provided to them. In addition, the FDA notified us that the potency control and commercial release specifications of Ampion are questions that will be addressed during the BLA review.

In August 2018, the FDA reaffirmed that clinical study AP-003-A is an adequate and well-controlled pivotal trial and provides evidence of effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. The FDA has requested two pivotal trials in support of an Ampion BLA. Despite our belief that the AP-003-C trial design was based on FDA guidance and feedback, and consistent with FDA precedent for similar products (in intended use, in origin, and in regulatory pathway), which we reiterated with the FDA multiple times, the FDA does not consider the AP-003-C trial to be an adequate and well-controlled pivotal clinical trial. The FDA recommended that we perform an additional randomized trial with a concurrent control group. Discussions are on-going with the FDA regarding the necessity of conducting an additional trial, as we believe the current body of data is sufficient to submit the BLA. Should another trial be required, we will move quickly to meet the FDA requirements under a SPA. The SPA will provide written agreement between us and the FDA indicating concurrence by the FDA with the adequacy and acceptability of critical elements of the overall protocol design for a study intended to support a BLA for Ampion. These elements of the protocol are critical to ensure the study can be considered an adequate and well-controlled pivotal trial in support of marketing approval. Under the Prescription Drug User Fee Act and Biosimilar User Fee Amendments, the FDA has committed to send a SPA letter to the sponsor within 45 calendar days of receipt of the SPA submission. As of the filing date of this quarterly report, we have not submitted a SPA.

In November 2017, we started the Open Label Extension, or OLE, study of the AP-003-C trial, which was designed to support the safety and tolerability of repeat injections of Ampion (up to five injections) over the course of one year. No serious drug-related adverse events have been reported, and all patients have demonstrated a sustained reduction in pain over the course of the trial. In August 2018, we canceled the OLE study. We will continue to incur close-out costs for the study through the beginning of fiscal 2019.

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

OPTINA

Optina for Diabetic Macular Edema

Optina is a low-dose formulation of danazol to treat diabetic macular edema, or DME. Danazol is a synthetic derivative of modified testosterone ethisterone, and we believe it affects vascular endothelial cell leakage in a biphasic manner. At low doses, danazol decreases vascular permeability by increasing the barrier function of endothelial cells. The lipophilic low-molecular-weight weak androgen has the potential to treat multiple angiopathies. Steroid hormones control a variety of functions through slow genomic and rapid non-genomic mechanisms. Danazol immediately increases intracellular cyclic adenosine monophosphate through the rapid activation of membrane-associated androgen, steroid binding globulin, and calcium channel receptors. At lower concentrations danazol binds to androgen and steroid binding globulin receptors stimulating the formation of a cortical actin ring. At higher concentrations, activation of the calcium channels shifts the balance towards stress fiber formation and increases vascular permeability.

When filamentous actin is organized into a cortical ring, Optina increases the barrier function of endothelial cells by tethering adhesion molecule complexes to the cytoskeleton. In this orientation, increased cortical actin improves tight junctions which strengthen cell-to-cell adhesions. Formation of the cortical actin ring thereby restricts leakage across the cell membrane.

Clinical Development Pathway

We met with the Division of the Transplant and Ophthalmology Products of the FDA in late 2015 to discuss the results of the OptimEyes clinical trial of Optina and to seek guidance on the next steps for approval. The guidance from the FDA was that we perform a confirmatory study on patients with DME who are refractory to the currently available drugs, which if successful, would qualify Optina as a rescue medication for patients who have no treatment options (failed available therapies). We have also considered conducting a trial in combination with other anti-vascular endothelial growth factor, or anti-VEGF, drugs as we believe the effect of Optina with the anti-VEGF drugs could be cumulative.

The FDA has indicated that, for §505(b)(2) NDAs, complete studies of the safety and effectiveness of a product candidate may not be necessary if appropriate bridging studies provide an adequate basis for reliance upon the FDA’s findings of safety and effectiveness for a previously approved product.

While Optina shows promise, we are currently focusing our resources and clinical development efforts on Ampion to treat osteoarthritis of the knee, which is our highest priority. We plan to explore partnerships and/or development agreements related to Optina, pending further progress on Ampion related to osteoarthritis of the knee.

Recent Financing Activities

In August 2018, we completed a confidentially marketed public offering. In this offering, we issued 20.0 million shares of common stock and warrants to purchase up to 20.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors in this offering at a negotiated price of $0.40 per unit generating gross proceeds of $8.0 million. In connection with the offering, the underwriter received an 7% commission totaling $560,000. We also incurred expenses related to legal, accounting, and other registration costs of $284,000. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The warrants have an exercise price of $0.40 per share and are exercisable immediately with a term of five years from issuance. The warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent us from issuing registered shares in a cash exercise. Therefore, we could be forced to cash settle the warrants. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $8.0 million.

Our net cash proceeds from the confidentially marketed public offering totaled $7.2 million. When the additional non-cash charges of $8.0 million related to the 20.0 million investor warrants are offset against the net cash transaction proceeds, the non-cash charges exceeded 100% of the proceeds. Therefore, we are required to take the additional cost above the transaction proceeds and recognize a loss on the day it entered into the transaction. The loss on the transaction was $853,000 and this amount is included in the derivative gain on the statement of operations.

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

There was a participation right of 35% for any proposed or intended issuance or sale or exchange of securities being offered until the second anniversary of the closing date, which would have expired on June 2, 2019. However, in July 2018, we obtained the required number of waivers necessary to eliminate the participate rights from the June 2017 registered direct offering. The shares and the warrants were offered and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC in April 2017.

The investor warrants have an exercise price of $0.76 per share and were exercisable starting on December 7, 2017 with a term of five years from issuance. The investor warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent us from issuing registered shares in a cash exercise. Therefore, we could be forced to cash settle the warrant. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under ASC 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $4.6 million.

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

The investor warrants had an exercise price of $1.00 per share and were immediately exercisable with a term of five years from issuance. In addition, the investor warrants included a provision for an adjustment to the exercise price upon subsequent issuances of common stock by us at a price less than the warrant exercise price and the investor was entitled to purchase additional shares, such that the aggregate purchase price of $5.0 million for the warrant shares remained unchanged. The investor warrants also included a provision for redemption at the Black-Scholes value at the request of the holder upon a change of control. Based on these derivative features, these warrants were accounted for as a liability at fair value under ASC 480 “Distinguishing Liabilities from Equity”. On the date of issuance, these warrants were valued at $4.1 million.

Our net cash proceeds from the registered direct offering were $3.4 million. When the additional non-cash charges of $4.2 million related to the 5.0 million investor warrants and the 150,000 placement agent warrants were offset against the net cash transaction proceeds, this exceeded 100% of the proceeds so we were required to take the additional cost above the transaction proceeds and recognize a loss on the day of the transaction. The loss on the transaction was $804,000 and was included in derivative loss on the statement of operations.

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

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and therefore have incurred significant net losses totaling $172.5 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future but intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of September 30, 2018, we had $8.7 million in cash. We expect our capital resources will last into the second quarter of 2019.

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

With respect to FDA review of Ampion and our completed and ongoing clinical trials, including the AP-003-A and AP-003-C trials, we have been and expect to continue to be engaged in meetings and correspondence with the FDA about the product, its manufacturing, and the preclinical and clinical testing necessary to support Ampion’s safety and efficacy. We met with the FDA in July 2018 and have received a letter in response thereto. In the letter, the FDA stated that it considers the AP-003-A trial to be an adequate and well-controlled clinical trial that provides evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for approval of a BLA, but that as a single trial the AP-003-A study alone does not appear to provide sufficient evidence of effectiveness to support a BLA. Despite our belief that the APC-003-C trial design was based on FDA guidance and feedback and consistent with FDA precedent for similar products (in intended use, in origin, and in regulatory pathway), which we reiterated with the FDA multiple times, the FDA does not consider the AP-003-C trial to be an adequate and well-controlled clinical trial. The FDA recommended that we perform an additional randomized trial with a concurrent control group and that we request a Special Protocol Assessment to obtain FDA concurrence of the trial design before beginning the study. We plan to continue to discuss with the FDA the necessity of conducting this additional trial, as we believe the current body of data is sufficient to submit the BLA.

Although we have raised capital with net proceeds of over $138 million in the past ten years through the sale of common stock and warrants, we cannot assure you that we will be able to secure such additional financing or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus for the remainder of fiscal 2018 is raising additional capital and advancing the clinical development and BLA preparation of our core asset, Ampion.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance, useful lives of assets, accrued compensation, stock compensation, warrant derivative liability and going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2017 Annual Report on Form 10-K, filed with the SEC on March 6, 2018.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2018) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2018 Compared to September 30, 2017

We recognized net income for the quarter ended September 30, 2018 of $5.8 million compared to a net loss of $4.3 million for the same quarter in 2017. The net income during the 2018 quarter was attributable to the non-cash derivative gain of $7.7 million that was recognized, which was offset by the operating expenses of $1.9 million. The net loss during the 2017 quarter was primarily attributable to the $3.1 million in operating expenses, as well as the $1.1 million non-cash derivative loss. The investor warrant exercises and decrease in our stock price from $2.20 as of June 30, 2018 to $0.51 as of September 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 quarter. The increase in our stock price from $0.52 as of June 30, 2017 to $0.61 as of September 30, 2017 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2017 quarter. The operating expenses decreased $1.2 million from the 2017 quarter to the 2018 quarter primarily due to a $809,000 decrease in research and development costs and a $357,000 decrease in general and administrative costs, which is further explained below.

We recognized net income for the period ended September 30, 2018 of $32.5 million compared to a net loss of $8.8 million for the same period in 2017. The net income during the 2018 period is attributable to the non-cash derivative gain of $41.1 million that was recognized, which was offset by the operating expenses of $8.6 million. The net loss during the 2017 period was attributable to $10.9 million in operating expenses, which was offset by the $2.1 million non-cash derivative gain. The investor warrant exercises and decrease in our stock price from $4.07 as of December 31, 2017 to $0.51 as of September 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 period. The decrease in our stock price from $0.90 as of December 31, 2016 to $0.61 as of September 30, 2017 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2017 period. The operating expenses decreased $2.2 million from the 2017 period to the 2018 period primarily due to a $1.6 million decrease in research and development costs and a $576,000 decrease in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Clinical trials and sponsored research	$557,000	$854,000	$2,363,000	$3,089,000
Labor	105,000	476,000	1,277,000	1,767,000
Consultants and other	502,000	484,000	1,630,000	1,548,000
Stock-based compensation	20,000	179,000	73,000	255,000
Sponsored research - related party	-	-	-	324,000
	$1,184,000	$1,993,000	$5,343,000	$6,983,000

Research and development costs consist of clinical trials and sponsored research, labor, consultants and other, stock-based compensation and sponsored research - related party. Research and development costs decreased $809,000, or 40.6%, for the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to clinical trials and sponsored research expense, labor costs and stock-based compensation. During the 2017 quarter, we incurred expenses related to the AP-003-C study. During the 2018 quarter, we were conducting the Open Label Extension (OLE) study, which was an extension of the AP-003-C study. However, the number of patients enrolled in the OLE study was approximately 40% less than the number of patients that were enrolled in the AP-003-C study, causing the expenses for the OLE study to be lower. Labor costs decreased for the 2018 quarter compared to the 2017 quarter primarily due to the elimination of the bonus accrual related to the option repricing discussed within the Subsequent Event footnote. Consultants and other costs are consistent for the 2018 quarter compared to the 2017 quarter. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017.

Research and development costs decreased $1.6 million, or 23.5%, for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is primarily attributable to clinical trials and sponsored research expense, labor costs and stock-based compensation, as well as the sponsored research-related party. We incurred initial costs and clinical trial development expenses related to the AP-003-C study during the 2017 period. These costs were not incurred during the 2018 period, as the OLE study was an extension of the AP-003-C study. In addition, the number of patients enrolled in the OLE study was less than the AP-003-C study, causing the expenses for the OLE study to be lower. As noted above, labor costs for the 2018 period decreased from the 2017 period primarily due to the elimination of the bonus accrual related to the option repricing discussed within the Subsequent Event footnote. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. In addition, the sponsored research – related party expense also contributed to the decrease in the research and development costs due to the termination of the Trauma Research Agreement. Consultants and other costs increased as we incurred costs related to discussions with the FDA surrounding our clinical trials.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Occupancy, travel and other	$390,000	$615,000	$1,463,000	$1,475,000
Labor	(109,000)	202,000	344,000	743,000
Professional fees	244,000	94,000	645,000	573,000
Patent costs	99,000	12,000	412,000	447,000
Stock-based compensation	75,000	127,000	274,000	414,000
Directors fees	57,000	63,000	165,000	227,000
	$756,000	$1,113,000	$3,303,000	$3,879,000

General and administrative costs consist of occupancy, travel and other, labor, professional fees, patent costs, stock-based compensation and director fees. General and administrative costs decreased $357,000, or 32.1%, for the 2018 quarter compared to the 2017 quarter. The decrease is primarily attributable to occupancy, travel and other expenses and labor costs. The decrease in occupancy, travel and other expenses relates to the termination of a contractual agreement that was supposed to assist us with potential partnerships, as well as a decrease in insurance premiums from the 2018 quarter compared to the 2017 quarter. Labor costs decreased for the 2018 quarter compared to the 2017 quarter primarily due to the elimination of the bonus accrual related to the option repricing, which is discussed within the Subsequent Event footnote. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. Professional fees increased for the 2018 quarter compare to the 2017 quarter due to an increase in legal fees related to current litigation, as well as amortization of a retainer related to a debt financing deal that is not expected to occur. Patent costs for the 2018 quarter have increased compared to the 2017 quarter due to a credit memo received from the patent attorney during the 2017 quarter.

General and administrative costs decreased $576,000, or 14.8%, for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is primarily attributable to labor, stock-based compensation and directors fees. As noted above, labor costs decreased for the 2018 period compared to the 2017 period primarily due to the elimination of the bonus accrual related to the option repricing, which is discussed within the Subsequent Event footnote. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2017. Director fees also decreased as there have been fewer board meetings during the 2018 period. There was an increase in professional fees due to an increase in legal fees related to current litigation, as well as the amortization of a retainer related to a debt financing deal that is not expected to occur.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2018, our operating activities used approximately $9.8 million in cash, which was less than the net income of $32.4 million primarily as a result of the non-cash gain in the warrant derivatives, a decrease in accounts payable and accrued compensation and an increase in prepaid expenses, which was offset by stock-based compensation, depreciation and amortization and common stock issued for services.

During the nine months ended September 30, 2017, our operating activities used approximately $8.8 million in cash, which was equal to the net loss of $8.8 million primarily as a result of the non-cash gain in the warrant derivative, a decrease in accrued compensation and an increase in prepaid expenses, which was offset by increases in accounts payable, stock-based compensation, depreciation and the acceleration of the related-party amortization.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2018, cash was used to acquire $486,000 of manufacturing machinery and equipment.

During the nine months ended September 30, 2017, cash was used to acquire $33,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the nine months ended September 30, 2018, we received $3.6 million from option and warrant exercises. We also received gross proceeds from the sale of common stock in a confidentially marketed public offering of $8.0 million, which was offset by offering costs of $844,000.

During the nine months ended September 30, 2017, we received gross proceeds from the sale of common stock in a registered direct offering of $6.6 million, which was offset by offering costs of $812,000.

Liquidity and Capital Resources

To date, we have not generated revenues or profits. Our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of September 30, 2018, we had $8.7 million of cash. We expect our capital resources will last into the second quarter of 2019. This projection is based on several assumptions that may prove to be incorrect, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital to continue our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we are in negotiations with potential investors for near-term financing.

We have prepared a budget for 2018 which reflects cash requirements for routine monthly expenses such as payroll, legal, accounting, patents and overhead costs at an average cash burn rate of approximately $800,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings, partnering/licensing transaction or our Controlled Equity Offering Sales Agreement that we entered into in February 2016. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last couple of years, volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing and/or make the additional financing dilutive to our current shareholders.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 25, 2018 and August 31, 2018, two purported stockholders of the Company brought putative class action lawsuits in the United States District Court for the Central District of California, Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 2:18-cv-07476-SJO-RAO, and in the United States District Court for the District of Colorado, Shaffer v. Ampio Pharmaceuticals, Inc., et al., Case No. 1:18-cv-02252-KLM (the “Securities Class Actions”). Plaintiffs in the Securities Class Actions allege that the Company and certain of its current officers violated federal securities laws by misrepresenting and/or omitting information regarding the AP-003 Phase III clinical trials of Ampion. Plaintiffs in the Securities Class Actions assert claims under Sections 10(b) and 20(a) and Rule 10b-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. The Securities Class Actions seek unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, Cetrone v. Macaluso et al., Case No. 2:18-cv-05970-SJO-RAO (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties because of their alleged misstatements and/or omissions regarding the AP-003 Phase III clinical trials of Ampion. On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso et al., 1:18-cv-02558, which closely parallels the allegations in the Cetrone Action.

The Company believes these claims are without merit and intends to defend these lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC and as updated by our Quarterly Reports on Form 10Q filed with the SEC, which could materially affect our business, financial condition or future results. During the period covered by this Quarterly Report on Form 10-Q, except as noted below, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 12, 2018, the Board of Directors approved an amendment to our bylaws providing for a disclosure committee.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated August 9, 2018, by and between the Company and Canaccord Genuity LLC (1).

1.2	Amendment No. 1, dated August 10, 2018, to the Underwriting Agreement by and between the Company and Canaccord Genuity LLC (1).

3.1	Amended and Restated Bylaws.

4.1	Form of Warrant (1).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference from the Company’s Current Report on 8-K filed on August 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: November 14, 2018

By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary
Date: November 14, 2018

