Form 10-Q
period 2019-03-31
Ampio Pharmaceuticals, Inc.
filed 2019-05-10
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001‑35182

AMPIO PHARMACEUTICALS, INC.

(www.ampiopharma.com)

NYSE American: AMPE

(Exact name of registrant as specified in its charter)

Delaware	26‑0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 200

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437‑6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes   ☐    No  ☒

As of May 1, 2019, there were 111,127,878 shares of Common Stock outstanding, par value $0.0001, of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common	AMPE	NYSE American

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q  contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;
•	expectations regarding clinical trials for our product candidate, capital expenditures, research and development expenses and other payments;
•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;
•

our beliefs, assumptions and expectations about the regulatory approval pathway for Ampion including, but not limited to, our ability to obtain regulatory approval for Ampion in a timely manner, or at all; and;

•

our future dependence on third party manufacturers or strategic partners to manufacture Ampion if it receives regulatory approval, and our ability to identify strategic partners and enter into beneficial license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel upon whom we depend;
•	the progress and results of clinical trials for our product candidate;
•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidate on a timely basis;
•	commercial developments for products that compete with our product candidate;
•	the actual and perceived effectiveness of our product candidate, and how the product candidate compares to competitive products;
•	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
•	adverse developments in our research and development activities;
•	potential liability if our product candidate causes illness, injury or death, or adverse publicity from any such events;
•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
•	our expectations with respect to future licensing, partnering or acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10‑Q includes trademarks for Ampion, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10‑Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$5,160,070	$7,585,392
Prepaid expenses and other	593,404	413,280
Total current assets	5,753,474	7,998,672

Fixed assets, net (Note 3)	5,677,632	5,997,582
Deposits	33,856	33,856
Right-of-use asset (Note 5)	1,127,825	—
Total assets	$12,592,787	$14,030,110

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,278,523	$1,324,651
Accrued compensation	41,486	—
Lease liability - current portion (Note 5)	241,144	59,579
Total current liabilities	1,561,153	1,384,230

Long-term lease liability (Note 5)	1,407,054	476,753
Warrant derivative liability	10,092,563	6,933,031
Total liabilities	13,060,770	8,794,014

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 200,000,000 shares authorized; shares issued and outstanding - 111,127,878 in March 31, 2019 (unaudited) and 110,941,516 in December 31, 2018	11,113	11,094
Additional paid-in capital	176,335,046	176,227,510
Accumulated deficit	(176,814,142)	(171,002,508)
Total stockholders’ (deficit) equity	(467,983)	5,236,096

Total liabilities and stockholders’ equity	$12,592,787	$14,030,110

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018

Operating expenses
Research and development	$1,564,178	$2,044,476
General and administrative	1,111,689	1,530,357
Total operating expenses	2,675,867	3,574,833

Other income (expense)
Interest income	23,765	—
Derivative (loss) gain (Note 4)	(3,159,532)	25,614,305
Total other (expense) income	(3,135,767)	25,614,305

Net (loss) income	$(5,811,634)	$22,039,472

Basic and diluted net (loss) income per common share	$(0.05)	$0.27

Weighted average number of common shares outstanding	111,104,292	82,943,340

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	80,060,345	$8,006	$170,803,783	$(204,988,674)	$(34,176,885)

Issuance of common stock for services (unaudited)	17,241	2	59,998	—	60,000
Options exercised, net (unaudited)	249,666	25	400,734	—	400,759
Warrants exercised, net (unaudited)	5,684,499	568	2,699,651	—	2,700,219
Stock-based compensation, net (unaudited)	—	—	119,623	—	119,623
Net income (unaudited)	—	—	—	22,039,472	22,039,472

Balance at March 31, 2018	86,011,751	$8,601	$174,083,789	$(182,949,202)	$(8,856,812)

Balance at December 31, 2018	110,941,516	$11,094	$176,227,510	$(171,002,508)	$5,236,096

Issuance of common stock for services (unaudited)	136,362	14	59,986	—	60,000
Warrants exercised, net (unaudited)	50,000	5	19,995	—	20,000
Stock-based compensation (unaudited)	—	—	27,555	—	27,555
Net loss (unaudited)	—	—	—	(5,811,634)	(5,811,634)

Balance at March 31, 2019	111,127,878	$11,113	$176,335,046	$(176,814,142)	$(467,983)

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net (loss) income	$(5,811,634)	$22,039,472
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation and warrant modification	27,555	119,623
Depreciation and amortization	365,050	300,884
Issuance of common stock for services	60,000	60,000
Derivative loss (gain) (Note 4)	3,159,532	(25,614,305)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(180,124)	(152,766)
Decrease in accounts payable and accrued expenses	(46,128)	(292,581)
Decrease in lease liability (Note 5)	(55,955)	(13,540)
Increase (decrease) in accrued compensation	41,486	(50,812)
Net cash used in operating activities	(2,440,218)	(3,604,025)

Cash flows used in investing activities
Purchase of fixed assets	(5,104)	(188,548)
Net cash used in investing activities	(5,104)	(188,548)

Cash flows from financing activities
Proceeds from option and warrant exercises	20,000	3,100,978
Net cash provided by financing activities	20,000	3,100,978

Net change in cash and cash equivalents	(2,425,322)	(691,595)

Cash and cash equivalents at beginning of period	7,585,392	8,209,071
Cash and cash equivalents at end of period	$5,160,070	$7,517,476

Non-cash transactions:
Lease liability arising from obtaining right-of-use asset (Note 5)	$1,704,153	$—
Initial recognition of right-of-use asset (Note 5)	1,167,821	—

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Quarterly Reports on Form 10‑Q and Rule 10‑01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) for the periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 18, 2019 (the “2018 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2018 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Ampio is a biopharmaceutical company primarily focused on developing Ampion, which is a compound that decreases inflammation by inhibiting specific pro-inflammatory compounds.

Ampio’s activities are primarily related to research and development and raising capital. The Company has not generated revenue to date.

Adoption of Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU 2017‑09,”) “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. For all entities, this standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2017‑09 during the first quarter of 2018 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, to give entities other options for transition. The additional options for transition allow an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or apply a practical expedient. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company elected to adopt the practical expedient permitted by ASU 2018-11 during the first quarter of 2019. As a result of the adoption, on January 1, 2019, the Company recognized a lease liability of approximately $1.7 million, which represents the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 5.75%. The Company also derecognized the deferred rent balance, which included deferred tenant improvements, as of December 31, 2018 of approximately $540,000 and recognized an ROU asset of approximately $1.2 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU 2018‑07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions used to acquire goods and services from nonemployees. Companies should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014‑09 “Revenue from Contracts with Customers (Topic 606)”. The Company adopted ASU 2018‑07 during the first quarter of 2019 and the adoption of this guidance did not have a material impact on the Company’s financial statements as all outstanding non-employee share-based awards have fully vested.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 will be effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-09 during the first quarter of 2019 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The Company does not expect the adoption of this ASU will have a significant impact on its financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As reflected in the accompanying financial statements, the Company had cash and cash equivalents of $5.2 million as of March 31, 2019 with net loss of $5.8 million for the three months ended March 31, 2019. The net loss is primarily attributable to the non-cash derivative loss of $3.1 million that was recognized, along with operating expenses of $2.7 million during the period ended March 31, 2019. The Company used net cash in operations of $2.4 million for the period ended March 31, 2019. As of March 31, 2019, the Company ended with an accumulated deficit of $176.8 million and stockholders’ deficit of $0.5 million. In addition, the Company is a clinical stage biopharmaceutical company and has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ending March 31, 2019, the Company received a total of $20,000 from the exercise of investor warrants (see Note 7). The Company prepared a budget for 2019, which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $0.7 million per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Ampio expects that current cash resources and operating cash flows will be sufficient to sustain operations into the second quarter of 2019. The ability of the Company to continue its operations is dependent on management’s plans, which include continuing to raise equity-based and debt financing, as well as encouraging additional warrant exercises. However, there is no assurance that the Company will be successful in raising sufficient capital to continue its operations.

The accompanying unaudited interim financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated	As of March 31,	As of December 31,
	Useful Lives in Years	2019	2018

Manufacturing facility/clean room	3 - 8	$3,082,000	$3,076,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	5 - 10	511,000	511,000
Lab equipment	5 - 8	1,128,000	1,128,000
Less accumulated depreciation and amortization		(5,118,000)	(4,793,000)

Fixed assets, net		$5,678,000	$5,997,000

Depreciation expense for the respective periods is as follows:

	Three Months Ended March 31,
	2019	2018

Depreciation Expense	$325,000	$301,000

Note 4 - Fair Value Considerations

Authoritative guidance defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of Ampio. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents and accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. Warrants are recorded at estimated fair value based on a Black-Scholes warrant pricing model. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2019
LIABILITIES
Warrant derivative liability	$—	$—	$10,093,000	$10,093,000

December 31, 2018
LIABILITIES
Warrant derivative liability	$—	$—	$6,933,000	$6,933,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of March 31, 2019 and at issuance are disclosed in Note 7.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2018	$6,933,000
Warrant exercises	(24,000)
Change in fair value	3,184,000
Balance as of March 31, 2019	$10,093,000

Note 5 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2019	2020	2021	2022	2023	Thereafter

Clinical research and trial obligations	6,162,000	6,162,000	—	—	—	—	—
Biologics License Application ("BLA") consulting services	1,135,000	1,135,000	—	—	—	—	—
Facility lease	1,925,000	246,000	335,000	345,000	355,000	364,000	280,000
	$9,222,000	$7,543,000	$335,000	$345,000	$355,000	$364,000	$280,000

Clinical Research and Trial Obligations

In March 2019, the Company entered into a contract with a clinical research organization in connection with the upcoming clinical trial for Ampion, which has an outstanding commitment of $6.2 million. When the trial commences, the Company will pay an upfront payment of $0.9 million, which is expected to be paid during the second quarter of 2019.

Biologics License Application (“BLA”) Consulting Services

In March 2018, Ampio entered into a BLA consulting services agreement, which has an outstanding commitment of $1.1 million. This contract is an open-ended contract and the Company incurs costs as sections of the BLA are drafted for the complete submission of the BLA to the U.S. Food and Drug Administration (“FDA”). The Company has incurred $77,000 against the contract as of March 31, 2019.

Facility Lease

In December 2013, Ampio entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date for the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. As discussed within Note 1, the Company adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” as of January 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating right-of-use asset and an operating lease liability on the balance sheet. The right-of-use asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified between current and long-term on the balance sheet.

The following table provides a reconciliation of the Company’s undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of March 31, 2019:

Facility Lease Payments

Remaining Facility Lease Payments	$1,925,000
Less: Discount Adjustment	(277,000)
Total lease liability	1,648,000

Lease liability - current portion	241,000

Long-term lease liability	1,407,000

Amortization expense related to the right-of-use asset for the respective periods is as follows:

	Three Months Ended March 31,
	2019	2018

Right-of-use Asset Amortization Expense	$40,000	$—

Prior to the adoption of ASU 2016-02, the Company recognized deferred rent when the straight-line rent expense exceeded the actual lease payments and reduced deferred rent when the actual lease payments exceeded the straight-line rent expense. Deferred rent was also classified between current and long-term on the balance sheet.

Rent expense for the respective periods is as follows:

	Three Months Ended March 31,
	2019	2018

Rent expense	$66,000	$65,000

Note 6 - Common Stock

Shelf Registration

In March 2017, Ampio filed a shelf registration statement on Form S‑3 (the “Shelf Registration Statement”) with the SEC to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The Shelf Registration Statement was declared effective in April 2017 by the SEC and expires in March 2020. As a result of equity raises, approximately $78.7 million remained available under the Shelf Registration Statement as of March 31, 2019. However, under current SEC regulations, if at the time the Company files its Annual Report on Form 10-K (“Form 10-K”), the Company’s public float is less than $75 million, and for so long as its non-affiliated public float is less than $75 million, the amount the Company can raise through primary public offerings of securities in any twelve-month period using its Shelf Registration Statement is limited to an aggregate of one-third of the Company’s non-affiliated public float, which is referred to as the baby shelf rules.  As of March 31, 2019, the Company’s non-affiliated public float was approximately $73.97 million, based on 108,778,659 shares of outstanding common stock held by non-affiliates at a price of $0.68 per share, which was the last reported sale price of the Company’s common stock on the NYSE American Market on March 4, 2019.  As a result of the Company’s non-affiliated public float being below $75 million, the Company will be limited by the baby shelf rules until such time as the Company’s non-affiliated public float exceeds $75 million.  If the Company’s public float decreases for a subsequent public offering, the amount of securities the Company may sell under its Shelf Registration Statement will also decline. As of March 31, 2019, the Company had the capacity to issue up to $24.65 million worth of shares under the baby shelf rules.

Confidentially Marketed Public Offering

In August 2018, the Company completed a confidentially marketed public offering. In this offering, the Company issued 20.0 million shares of its common stock and warrants to purchase up to 20.0 million shares of common stock. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock. Each unit was sold to the investors at a negotiated price of $0.40 per unit generating gross proceeds of $8.0 million. In connection with the offering, the underwriter received a 7% commission totaling $560,000. The Company also incurred expenses related to legal, accounting, and other registration costs of $284,000. The shares and the warrants were offered and sold pursuant to the Company’s Shelf Registration Statement.

The warrants have an exercise price of $0.40 per share and were exercisable immediately with a term of five years from issuance. The warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to settle the warrants in cash. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $8.0 million.

The Company’s net cash proceeds from the confidentially marketed public offering totaled $7.2 million. When the additional non-cash charges of $8.0 million related to the 20.0 million warrants are offset against the net cash proceeds from the transaction, the non-cash charges exceeded 100% of the proceeds. Therefore, the Company was required to take the additional cost above the transaction proceeds and recognize a loss on the day it entered into the transaction. The loss on the transaction was $0.9 million and this amount was offset by the derivative gain on the statement of operations.

Controlled Equity Offering

In February 2016, Ampio entered into a Controlled Equity Offering SM Sales Agreement (the “Controlled Equity Offering Agreement”) with a placement agent to implement an “at-the-market” equity program under which Ampio, from time to time could offer and sell shares of its common stock having an aggregate offering price of up to $25.0 million through the placement agent. The Company had no obligation to sell any of the shares and could at any time suspend sales under the Controlled Equity Offering Agreement or terminate the Controlled Equity Offering Agreement in accordance with its terms. The Company provided the placement agent with customary indemnification rights. The placement agent was entitled to a fixed commission of 3.0% of the gross proceeds from shares sold. In April 2019, the Company terminated this Controlled Equity Offering Agreement.

No shares were sold under the Controlled Equity Offering Agreement during fiscal 2018 or the three months ended March 31, 2019.

In April 2019, the Company entered into an Equity Distribution Agreement with a placement agent to implement an “at-the-market” equity program under which the Company, from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $24.65 million (the “Shares”) through the placement agent. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Equity Distribution Agreement or terminate the Equity Distribution Agreement in accordance with its terms. The Company has provided the placement agent with customary indemnification rights. The placement agent will be entitled to a fixed commission of 3.0% of the gross proceeds from shares sold.

Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs.  There can be no assurance that the Company’s placement agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices the Company deems appropriate.

Common Stock Issued for Services

Ampio issued 136,362 and 17,241 shares of common stock valued at $60,000 and $60,000, respectively, to non-employee directors as part of their director compensation for fiscal years 2019 and 2018, respectively.

Note 7 - Equity Instruments

Options

In 2010, Ampio shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which shares were reserved for future issuance under restricted stock awards, options and other equity awards. The 2010 Plan permits grants of equity awards to employees, directors and consultants. The shareholders have approved a total of 11.7 million shares reserved for issuance under the 2010 Plan.

During the three months ended March 31, 2019, the Company did not grant options to officers, directors or employees. There were also no option exercises or forfeitures during the three months ended March 31, 2019.

The following table summarizes Ampio’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2018	5,426,165	$1.99	4.89	$—
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired or Cancelled	—	$—
Outstanding at March 31, 2019	5,426,165	$1.99	4.65	$53,814
Exercisable at March 31, 2019	5,171,996	$2.06	4.46	$41,789
Available for grant at March 31, 2019	4,229,783

Stock options outstanding at March 31, 2019 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
$0.48 - $2.00	3,293,423	$0.82	5.61
$2.01 - $5.00	1,750,000	$3.07	2.99
$5.01 - $8.62	382,742	$7.13	3.97
	5,426,165	$1.99	4.65

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company did not utilize any assumptions during the quarter as no options were granted during the period ended March 31, 2019.

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Research and development expenses
Stock-based compensation	$500	$23,000

General and administrative expenses
Issuance of common stock for services	60,000	60,000
Stock-based compensation	27,000	96,000

Total stock-based compensation	$87,500	$179,000

Unrecognized expense at March 31, 2019	41,000

Weighted average remaining years to vest	0.75

Warrants

In connection with the August 2018 confidentially marketed public offering, Ampio issued warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of March 31, 2019, these warrants had a fair value of $7.5 million. Significant assumptions as of March 31, 2019, December 31, 2018 and at issuance were as follows:

Assumptions for warrants issued August 13, 2018:	March 31, 2019	December 31, 2018	At Issuance

Exercise Price	$0.40	$0.40	$0.40
Volatility	130.2%	129.8%	121.8%
Equivalent term (years)	4.37	4.62	5.00
Risk-free interest rate	2.22%	2.50%	2.75%
Number of shares	15,500,000	15,600,000	20,000,000

The total value for the warrant liability as of March 31, 2019 is $10.1 million, which includes warrant issuances from prior periods. See Note 4 for additional information regarding the warrant derivative liability.

During the three months ended March 31, 2019, the Company issued 50,000 shares of common stock from the exercise of investor warrants with an exercise price of $0.40 from the 2018 confidentially marketed public offering. The Company received $20,000 as of March 31, 2019 related to these investor warrant exercises.

The following table summarizes Ampio’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding at December 31, 2018	22,283,191	$0.51	4.25
Warrants exercised	(50,000)	$0.40
Outstanding at March 31, 2019	22,233,191	$0.51	4.00

Note 8 – Litigation

On August 25, 2018, a purported shareholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California, captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”). A second, similar class action was filed on August 31, 2018, but has since been voluntarily dismissed. Plaintiff in the Securities Class Action alleges that the Company and certain of its current officers violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trials of Ampion. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. Plaintiff in the Securities Class Action seeks unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, captioned Cetrone v. Macaluso, et al., Case No. 18-cv-07855 (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties in connection with alleged misstatements and omissions regarding the AP-003 Phase III clinical trials of Ampion.

On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso, et al., Case No. 18-cv-02558 (the “Theise Action”), which closely parallels the allegations in the Cetrone Action. A second derivative action was filed in the United States District Court for the District of Colorado and was consolidated with the Theise Action under the caption In re: Ampio Pharmaceuticals Inc. Stockholder Derivative Actions, Case No. 18-cv-02558.

The Company believes the claims asserted in each of these actions are meritless and intends to defend against these lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Note 9 - Subsequent Events

See Note 6 for information regarding the Equity Distribution Agreement that the Company entered into in April 2019 and the termination of the Controlled Equity Offering Agreement that occurred during April 2019. As of May 10, 2019, the Company has raised gross proceeds of $142,300 through the Equity Distribution Agreement. In connection with the offering, the Company paid a 3% placement fee totaling $4,300, resulting of net proceeds of $138,000.

In April 2019, the Company granted 70,500 options to fifteen employees.

In April 2019, the Company received a subpoena from the SEC requesting documents in an investigation relating to the trading of its securities. The Company is cooperating with the inquiry. The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoena.

Subsequent to the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019, the Company identified a material weakness relating to identification of information for appropriate disclosure. The material weakness relates to a deficiency in the procedures in place to ensure disclosure of certain information to our Disclosure Committee. The Disclosure Committee intends to review this matter and implement appropriate controls.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10‑Q, “Risk Factors,” and the risk factors included in our 2018 Annual Report.

EXECUTIVE SUMMARY

We are a development stage biopharmaceutical company focused on the development of Ampion, our product candidate, to treat prevalent inflammatory conditions for which there are limited treatment options.

The pharmaceutical market is a competitive industry with strict regulations that are time intensive and costly. However, we are committed to offer a compelling therapeutic option for the patients most in need of new treatment options for osteoarthritis.

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

Overview

We maintain an Internet website at www.ampiopharma.com. Information on or linked to our website is not incorporated by reference into this Quarterly Report on Form 10‑Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Our focus is on developing Ampion, which is a compound that decreases inflammation by inhibiting specific pro-inflammatory compounds.

Ampion has advanced through late-stage clinical trials in the United States. The FDA provided guidance that we should complete a trial of Kellgren Lawrence Grade 4 (“KL 4”) osteoarthritis patients with concurrent controls that would be carried out under a Special Protocol Assessment (“SPA”), or otherwise with FDA feedback. An SPA is a process in which sponsors may ask to meet with the FDA to reach agreement on the design and size of certain clinical trials to determine if they adequately address scientific and regulatory requirements for a study that could support marketing approval. An SPA agreement would indicate concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design for the trial of KL 4 osteoarthritis patients with concurrent controls, which study is intended to support our future BLA. The elements of the study agreed upon in the SPA agreement are critical to ensuring that the trial conducted under the protocol can be considered an adequate and well-controlled study that can support marketing licensure of Ampion. However, an SPA agreement will not indicate FDA concurrence on every protocol detail, and the FDA may still require us to conduct additional clinical trials in the future to support a BLA for Ampion.

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin (“HSA"), an FDA approved biologic product. Ampion is a non-steroidal, low molecular weight, anti-inflammatory biologic, which has the potential to be used in a wide variety of acute and chronic inflammatory conditions, as well as immune-mediated diseases. Ampion and its known components have demonstrated anti-inflammatory activity which supports the mechanism of action.

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe osteoarthritis of the knee (“OAK”), which is a growing epidemic in the United States. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little to no treatment options other than a total knee arthroplasty. The FDA has stated that severe OAK is an ‘unmet medical need’ with no licensed therapies for this indication. While we believe that Ampion could treat this ‘unmet medical need’, our ability to market this product is subject to FDA approval.

Ampion Development

Since our inception, we have conducted multiple clinical trials and have advanced through late-stage clinical trials in the United States, initially under the guidance of the FDA’s Office of Blood Research and Review (“OBRR”), and most recently under the guidance of the FDA’s Office of Tissues and Advanced Therapies, or (“OTAT”).

Study AP-003-A was a U.S. multicenter, randomized, double-blind trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks. Patients who received Ampion also showed a significant improvement in function and quality of life compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment (“PGA”). Furthermore, the trial included severely diseased patients (defined as KL 4). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported across the Ampion and saline groups in the study. There were no drug-related serious adverse events.

The trial design of AP-003-C was initiated while we were under the guidance of OBRR and modified when guidance was transferred to OTAT in 2017. The study evaluated the responder rate of Ampion-treated patients as defined by the Osteoarthritis Research Society International (“OARSI”) Standing Committee for Clinical Trials Response Criteria Initiative (“OMERACT”), which included pain, function, and PGA in support of a label for the treatment of the signs and symptoms of severe OAK at 12 weeks.

Both OBRR and OTAT have confirmed that our successful pivotal phase III clinical trial, AP-003-A, was adequate and well-controlled and provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. However, OTAT does not consider the AP-003-C trial to be an adequate and well-controlled pivotal trial and provided guidance that we should complete an additional trial of KL 4 osteoarthritis patients with concurrent controls that would be carried out under an SPA to obtain FDA concurrence on the trial design. An SPA would provide a written agreement between us and the FDA indicating concurrence by the FDA on the adequacy and acceptability of specific critical elements of overall protocol design for a study intended to support a future marketing application. The existence of an SPA agreement does not indicate FDA concurrence on every protocol detail or guarantee that the trial results will be adequate to support marketing approval of Ampion. Those issues are addressed during the review of a submitted application and are determined based on the adequacy of the overall submission. We do not plan to begin our KL 4 clinical trial until we are awarded an SPA agreement from the FDA. Should the FDA award the SPA agreement, we plan to commence enrollment of patients. Even if an SPA agreement is awarded, the FDA could rescind the agreement if it becomes aware of a substantial scientific issue and the FDA could change its position regarding critical design elements previously agreed to. Even if this proposed KL 4 trial is completed, the FDA may require additional clinical trials in the future. We cannot ensure that the data derived from the proposed KL 4 trial or any subsequent trial or trials will be sufficient to support marketing approval for Ampion.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 6 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and have therefore incurred significant net losses totaling $176.8 million since our inception in December 2008. We expect to generate operating losses for the foreseeable future as we continue the development of and seek regulatory approval for Ampion. However, we intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of March 31, 2019, we had $5.2 million of cash and cash equivalents which we expect can fund our operation into the second quarter of 2019. To operate as planned in fiscal 2019 and into 2020, we anticipate that we will need to raise at least $16.0 million through equity offerings, debt or other financing tools.

Although we have raised net proceeds of over $139 million in the past ten years through the sale of common stock and warrants, we cannot be assured that we will be able to secure additional financing or that it will be adequate to execute our business strategy. Even if we obtain additional financing, it may be costly and may require us to agree to covenants or other provisions that will favor new investors over existing shareholders.

Our primary focus for fiscal 2019 is raising additional capital and advancing the clinical development and BLA preparation of Ampion.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance, useful lives of assets, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability and the going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2018 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2019) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2019 Compared to March 31, 2018

We recognized a net loss for the three months ended March 31, 2019 (“2019 quarter”) of $5.8 million compared to net income recognized of $22.0 million for the three months ended March 31, 2018 (“2018 quarter”). The net loss during the 2019 quarter was attributable to the non-cash derivative loss of $3.1 million that was recognized, along with operating expenses of $2.7 million that were incurred. The increase in our stock price from $0.39 as of December 31, 2018 to $0.56 as of March 31, 2019 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2019 quarter. The net income during the 2018 quarter was primarily attributable to the non-cash derivative gain of $25.6 million, which was offset by $3.6 million of operating expense that were incurred. The decrease in our stock price from $4.07 as of December 31, 2017 to $3.40 as of March 31, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 quarter. The operating expenses decreased $899,000 from the 2018 quarter to the 2019 quarter primarily due to a $480,000 decrease in research and development costs and a $419,000 decrease in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, stock-based compensation, consultants and sponsored research – related party. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Labor	$642,000	$563,000
Clinical trials and sponsored research	467,000	995,000
Consultants and other	454,500	463,000
Stock-based compensation	500	23,000
	$1,564,000	$2,044,000

Research and development costs decreased $480,000, or 23.5%, for the 2019 quarter compared to the 2018 quarter. This decrease is primarily attributable to clinical trials and sponsored research expense. During the 2018 quarter, we were conducting the Open Label Extension (“OLE”) study, which was an extension of the AP‑003‑C study. During the 2019 quarter, we did not have any ongoing clinical trials. Labor costs increased for the 2019 quarter compared to the 2018 quarter primarily due to the addition of three new positions to assist with managing the AP-013 study and the BLA filing. Consultants and other costs are consistent for the 2019 quarter compared to the 2018 quarter. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2018.

General and Administrative

General and administrative expenses consist of labor, director fees, stock-based compensation, patents and intellectual property, professional fees which include legal, auditing and accounting, and occupancy, travel and other which includes rent, insurance, investor/public relations and professional subscriptions. These costs are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Occupancy, travel and other	$423,000	$758,000
Labor	231,000	218,000
Professional fees	225,000	155,000
Stock-based compensation	87,000	156,000
Patent costs	79,000	193,000
Directors fees	67,000	50,000
	$1,112,000	$1,530,000

General and administrative costs decreased $418,000, or 27.3%, for the 2019 quarter compared to the 2018 quarter. The decrease is primarily attributable to occupancy, travel and other expenses, patent costs and stock-based compensation.

Occupancy, travel and other expenses decreased as we incurred one-time costs related to the strategic assessment of the osteoarthritis environment report during the 2018 quarter. Occupancy, travel and other expenses also decreased due to a decrease in insurance premiums from the 2019 quarter compared to the 2018 quarter. Patent costs for the 2019 quarter decreased compared to the 2018 quarter as we did not renew non-essential patents and discontinued prosecution of patent applications that were non-essential to our planned future marketing of Ampion. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2018. Professional fees increased for the 2019 quarter compare to the 2018 quarter primarily due to an increase in legal fees related to current litigation. Labor expense and Director fees are similar for the 2019 quarter compared to the 2018 quarter.

Net Cash Used in Operating Activities

During the three months ended March 31, 2019, our operating activities used approximately $2.4 million in cash, which was less than the net loss of $5.8 million primarily as a result of the non-cash loss from the warrant derivative, an increase in prepaid expenses, a decrease in accounts payable, which was offset by an increase in accrued compensation, stock-based compensation, depreciation and amortization and issuance of common stock for services.

During the three months ended March 31, 2018, our operating activities used approximately $3.6 million in cash, which was less than the net income of $22.0 million primarily as a result of the non-cash gain in the warrant derivative, a decrease in accounts payable and accrued compensation and an increase in prepaid expenses, which was offset by stock-based compensation, depreciation and amortization and issuance of common stock for services.

Net Cash Used in Investing Activities

During the three months ended March 31, 2019, cash was used to acquire $5,100 of manufacturing machinery and equipment.

During the three months ended March 31, 2018 cash was used to acquire $188,500 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the three months ended March 31, 2019, we received $20,000 from warrant exercises.

During the three months ended March 31, 2018, we received $3.1 million from option and warrant exercises.

Liquidity and Capital Resources

We have not generated revenue or profits. Our primary activities are focused on research and development, advancing Ampion and raising capital. As of March 31, 2019, we had $5.2 million of cash and cash equivalents which we expect will fund our operation into the second quarter of 2019. To operate as planned in fiscal 2019 and into 2020 we anticipate that we will need to raise at least $16.0 million through equity offerings, debt or other financing tools. This projection is based on many assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We will be required to seek additional capital in both the near and long-term to expand our clinical and commercial development activities for Ampion. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time.

We have prepared a budget for 2019 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $700,000 per month. Additional funds are planned for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings or our Equity Distribution Agreement that we agreed to during April 2019. We cannot be certain that financing will be available to us on acceptable terms, or at all. Volatility in the financial markets has adversely affected the market capitalizations of many pharmaceutical companies, particularly small capitalization companies, and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate the development program for Ampion or our future commercialization efforts or suspend operations for a period until we are able to raise additional capital. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices or fluctuations in foreign currencies. We have no need to hedge against any of the foregoing risks and therefore currently engage in no hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

However, subsequent to the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company identified a material weakness relating to identification of information for appropriate disclosure. The material weakness relates to a deficiency in the procedures in place to ensure disclosure of certain information to our Disclosure Committee. The Disclosure Committee intends to review this matter and implement appropriate controls. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the date of filing, our disclosure controls and procedures were not effective due to the material weakness in internal control over disclosure controls described above.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company did institute minor edits to our internal controls surrounding the implementation of the new lease standard.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding our Legal Proceedings is contained in Note 8 to the Financial Statements.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10‑Q and the risk factor included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report as may be further updated by our Quarterly Reports on Form 10-Q filed with the SEC, which could materially affect our business, financial condition or future results.

We had a material weakness in our internal control over disclosure reporting subsequent to the end of the reporting period, which could result in the failure to identify information for appropriate disclosure.

The Company identified a material weakness relating to identification of information for appropriate disclosure.  Our management determined that our control over the identification of information for appropriate disclosure is not effective. Specifically, there is a deficiency in the procedures in place to ensure disclosure of certain information to our Disclosure Committee. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding our required disclosures. The Disclosure Committee intends to review this matter and implement appropriate controls. However, there is a risk that the identified material weakness could prohibit us from timely and accurately filing disclosures as required under the Exchange Act.  Additionally, the fact that we have a material weakness could adversely affect our ability to raise funds under our at the market offering program or otherwise.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation, effective September 25, 2017 (1)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*    Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on September 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: May 10, 2019

By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary
Date: May 10, 2019