Form 10-Q
period 2019-06-30
Ampio Pharmaceuticals, Inc.
filed 2019-08-09
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

As of August 1, 2019, there were 142,207,862 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2019

INDEX

		Page
	PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018 (unaudited)	6

	Statements of Operations for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	7

	Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2019 (unaudited) and the three and six months ended June 30, 2018 (unaudited)	8

	Statements of Cash Flows for the six months ended June 30, 2019 (unaudited) and the six months ended June 30, 2018 (unaudited)	9

	Notes to Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

	PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•

Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern;

•	We have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
•

We will need substantial additional capital to fund our operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations;

•	Our business is highly dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business is likely to be harmed;
•

Ampion will be undergoing clinical trials that are time-consuming and expensive, the outcomes of which are unpredictable, and for which there is a high risk of failure. If clinical trials of Ampion fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion;

•

Delays, suspensions and terminations in our clinical trials could result in increased costs to us and delay or prevent our ability to generate revenues. We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing Ampion;

•	If we do not receive marketing approval for Ampion, we may not realize the investment we have made in our manufacturing facility;

•

Relying on third-party suppliers may result in delays in our clinical trials and product introduction. If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages or fines;

•

Even if we obtain marketing approvals for Ampion, the terms of approvals and ongoing regulation of our product may limit how we, or our collaborators, manufacture and market our product, which could materially impair our ability to generate revenue;

•

Ampion for which we obtain marketing approval in the future could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product following approval;

•

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of Ampion may be delayed, our business will be harmed, and our stock price may decline;

•	Even if collaborators with which we contract in the future successfully complete clinical trials of Ampion, our product may not be commercialized successfully for other reasons;
•	We might enter into agreements with collaborators to commercialize Ampion once we obtain regulatory approvals, which may affect the sales of our product and our ability to generate revenues;
•

We face substantial competition from companies with considerably more resources and experience than we have, which may result in others discovering, developing, receiving approval for, or commercializing products before or more successfully than us;

•	Product liability and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion;
•	If Ampion is commercialized, this does not assure acceptance by physicians, patients, third-party payors, or the medical community in general;
•

Government restrictions on pricing and reimbursement, as well as other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues if we obtain regulatory approval to market our product;

•

The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our product internationally. Failure to obtain marketing approval in international jurisdictions would prevent Ampion from being marketed abroad;

•	Our drug development program to date has been dependent in large part upon the services of Dr. David Bar-Or, who retired as Chief Scientific Officer in September 2018;
•	Business interruptions could limit our ability to operate our business;
•	While we are not aware of any cybersecurity incidents, the cybersecurity landscape continues to evolve, and we may find it necessary to make further investments to protect our data and infrastructure;
•	Our ability to compete may decline if we do not adequately protect our proprietary rights;
•

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete;

•

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business;

•	Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position;
•	The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock;
•	The price of our stock may be vulnerable to manipulation;
•

If we cannot continue to satisfy the NYSE American listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities;

•	Concentration of our ownership limits the ability of our shareholders to influence corporate matters.
•	Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of Ampio;

•	Increased costs associated with corporate governance compliance may significantly impact our results of operations; and
•	We have no plans to pay cash dividends on our common stock.
•	We received a SPA agreement from the FDA relating to our product candidate. This SPA agreement does not guarantee approval of Ampion or any other particular outcome from regulatory review.
•	We had a material weakness in our internal control over disclosure reporting during the reporting period, which could result in the failure to identify information for appropriate disclosure.
•	We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering;
•	If we receive FDA licensure for Ampion, we will be subject to FDA post approval requirements, which could limit our financial resources available for other development activities.
•	We may have difficulties obtaining and maintaining sufficient insurance coverage.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$12,782,758	$7,585,392
Prepaid expenses and other	1,629,265	413,280
Total current assets	14,412,023	7,998,672

Fixed assets, net	5,355,788	5,997,582
Deposits	33,856	33,856
Right-of-use asset	1,087,009	—
Total assets	$20,888,676	$14,030,110

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,879,898	$1,324,651
Accrued compensation	197,120	—
Lease liability - current portion	247,069	59,579
Total current liabilities	2,324,087	1,384,230

Long-term lease liability	1,342,742	476,753
Warrant derivative liability	6,111,394	6,933,031
Total liabilities	9,778,223	8,794,014

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 200,000,000 shares authorized; shares issued and outstanding - 142,207,862 as of June 30, 2019 and 110,941,516 as of December 31, 2018	14,221	11,094
Additional paid-in capital	187,489,608	176,227,510
Accumulated deficit	(176,393,376)	(171,002,508)
Total stockholders’ equity	11,110,453	5,236,096

Total liabilities and stockholders’ equity	$20,888,676	$14,030,110

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses
Research and development	$2,136,834	$2,114,783	$3,701,012	$4,159,259
General and administrative	1,444,654	1,016,854	2,556,343	2,547,211
Total operating expenses	3,581,488	3,131,637	6,257,355	6,706,470

Other income
Interest income	21,085	—	44,850	—
Derivative gain (Note 4)	3,981,169	7,751,838	821,637	33,366,143
Total other income	4,002,254	7,751,838	866,487	33,366,143

Net income (loss)	$420,766	$4,620,201	$(5,390,868)	$26,659,673

Net income (loss) per common share:
Basic	$0.00	$0.05	$(0.05)	$0.32
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Weighted average number of common shares outstanding:
Basic	115,031,289	86,300,054	113,078,639	84,630,970
Diluted	118,770,096	92,999,810	117,349,516	91,534,677

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	80,060,345	$8,006	$170,803,783	$(204,988,674)	$(34,176,885)

Issuance of common stock for services	17,241	2	59,998	—	60,000
Options exercised, net	249,666	25	400,734	—	400,759
Warrants exercised, net	5,684,499	568	2,699,651	—	2,700,219
Stock-based compensation, net	—	—	119,623	—	119,623
Net income	—	—	—	22,039,472	22,039,472

Balance at March 31, 2018	86,011,751	$8,601	$174,083,789	$(182,949,202)	$(8,856,812)

Options exercised, net	99,117	10	235,641	—	235,651
Warrants exercised, net	210,100	21	159,655	—	159,676
Stock-based compensation, net	—	—	72,612	—	72,612
Net income	—	—	—	4,620,201	4,620,201

Balance at June 30, 2018	86,320,968	$8,632	$174,551,697	$(178,329,001)	$(3,768,672)

Balance at December 31, 2018	110,941,516	$11,094	$176,227,510	$(171,002,508)	$5,236,096

Issuance of common stock for services	136,362	14	59,986	—	60,000
Warrants exercised, net	50,000	5	19,995	—	20,000
Stock-based compensation	—	—	27,555	—	27,555
Net loss	—	—	—	(5,811,634)	(5,811,634)

Balance at March 31, 2019	111,127,878	$11,113	$176,335,046	$(176,814,142)	$(467,983)

Warrants exercised, net	825,000	83	329,917	—	330,000
Stock-based compensation, net	—	—	72,800	—	72,800
Issuance of common stock in connection with the equity distribution agreement	254,984	25	142,296	—	142,321
Offering costs related to the issuance of common stock in connection with the equity distribution agreement	—	—	(144,329)		(144,329)
Issuance of common stock in connection with the public offering	30,000,000	3,000	11,997,000	—	12,000,000
Offering costs related to the issuance of common stock in connection with the public offering	—	—	(1,243,122)	—	(1,243,122)
Net income	—	—	—	420,766	420,766

Balance at June 30, 2019	142,207,862	$14,221	$187,489,608	$(176,393,376)	$11,110,453

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities
Net (loss) income	$(5,390,868)	$26,659,673
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation, net	100,354	192,235
Depreciation and amortization	736,196	621,204
Issuance of common stock for services	60,000	60,000
Derivative gain (Note 4)	(821,637)	(33,366,143)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(1,215,985)	(83,755)
Increase (decrease) in accounts payable and accrued expenses	555,247	(610,435)
Decrease in lease liability (Note 5)	(114,341)	(28,693)
Increase (decrease) in accrued compensation	197,120	(46,401)
Net cash used in operating activities	(5,893,914)	(6,602,315)

Cash flows used in investing activities
Purchase of fixed assets	(13,590)	(442,132)
Net cash used in investing activities	(13,590)	(442,132)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the equity distribution agreement	142,321	—
Costs related to sale of common stock in connection with the equity distribution agreement	(144,329)	—
Proceeds from sale of common stock in connection with the public offering	12,000,000	—
Costs related to sale of common stock in connection with the public offering	(1,243,122)	—
Proceeds from warrant exercises	350,000	2,859,895
Proceeds from option exercises	—	636,410
Net cash provided by financing activities	11,104,870	3,496,305

Net change in cash and cash equivalents	5,197,366	(3,548,142)

Cash and cash equivalents at beginning of period	7,585,392	8,209,071
Cash and cash equivalents at end of period	$12,782,758	$4,660,929

Non-cash transactions:
Lease liability arising from the adoption of ASU 2016-02 (Note 5)	$1,704,153	$—
Initial recognition of right-of-use asset (Note 5)	1,167,821	—

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Quarterly Reports on Form 10‑Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) for the periods presented.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 18, 2019 (the “2018 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2018 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Adoption of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, to give entities other options for transition. The additional options for transition allow an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or apply a practical expedient. The new standards were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company elected to adopt the practical expedient permitted by ASU 2018-11 during the first quarter of 2019. As a result of the adoption, on January 1, 2019, the Company recognized a lease liability of approximately $1.7 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 5.75%. The Company also derecognized the deferred rent balance, which included deferred tenant improvements, as of December 31, 2018 of approximately $540,000 and recognized a ROU asset of approximately $1.2 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU 2018‑07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions used to acquire goods and services from nonemployees. Companies should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance was effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014‑09 “Revenue from Contracts with Customers (Topic 606)”.  The Company adopted ASU 2018‑07 during the first quarter of 2019 and the adoption of this guidance did not have a material impact on the Company’s financial statements as all outstanding non-employee share-based awards have fully vested.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which facilitates amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and were effective upon the issuance of this standard. A majority of the amendments in ASU 2018-09 were effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-09 during the first quarter of 2019 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance modified the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures, however the Company has not yet adopted this ASU. When adopted, the Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As of and for the six months ended June 30, 2019, the Company had cash and cash equivalents of $12.8 million and a net loss of $5.4 million. The net loss is primarily attributable to operating expenses of $6.3 million, which were offset by the non-cash derivative gain of $822,000 that was recognized during the six months ended June 30, 2019. The Company used net cash in operations of $5.9 million for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $176.4 million and stockholders’ equity of $11.1 million. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any revenues or profits to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2019, the Company conducted a public offering of its securities through which it raised gross proceeds of $12.0 million (see Note 7). In addition, the Company received a total of $350,000 from the exercise of investor warrants (see Note 6). The Company has prepared an updated projection covering the period from July 1, 2019 through September 30, 2020 based on the requirements of ASU 2014-15, “Going Concern”, which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $0.6 million per month. The Company’s projection also reflects an appropriation of additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting of approximately $0.7 million per month.  Based on the current projections, the Company expects that current cash resources and operating cash flows will be sufficient to sustain operations into the second quarter of 2020. The ability of the Company to continue its operations is dependent on its ability to satisfy the Company’s future cash needs through private or public sales of securities, debt financings or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

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

Note 3 - Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of June 30,	As of December 31,
	Useful Lives in Years	2019	2018

Manufacturing facility/clean room	3 - 8	$3,081,000	$3,076,000
Leasehold improvements	10	6,075,000	6,075,000
Office furniture and equipment	5 - 10	511,000	511,000
Lab equipment	5 - 8	1,137,000	1,128,000
Less accumulated depreciation and amortization		(5,448,000)	(4,793,000)

Fixed assets, net		$5,356,000	$5,997,000

Depreciation expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Depreciation Expense	$330,000	$320,000	$655,000	$621,000

Note 4 - Fair Value Considerations

Authoritative guidance defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources not affiliated with the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to Ampio for identical assets or liabilities;

Level 2:	Inputs that include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

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

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2019
LIABILITIES
Warrant derivative liability	$—	$—	$6,111,000	$6,111,000

December 31, 2018
LIABILITIES
Warrant derivative liability	$—	$—	$6,933,000	$6,933,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of June 30, 2019 and at issuance are discussed in Note 6.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2018	$6,933,000
Warrant exercises	(353,000)
Change in fair value	(469,000)
Balance as of June 30, 2019	$6,111,000

Note 5 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2019	2020	2021	2022	2023	Thereafter

Clinical research and trial obligations	$6,028,000	$3,014,000	$3,014,000	$—	$—	$—	$—
Biologics License Application ("BLA") consulting services	1,134,000	567,000	567,000	—	—	—	—
Statistical analysis and programming consulting services	522,000	261,000	261,000	—	—	—	—
Employment agreements	826,000	356,000	304,000	166,000
Insurance premium financing agreement	470,000	470,000	—	—	—	—	—
	$8,980,000	$4,668,000	$4,146,000	$166,000	$—	$—	$—

Clinical Research and Trial Obligations

In March 2019, the Company entered into a contract with a clinical research organization (“CRO”) in connection with a clinical trial for Ampion for $6.2 million, which had an outstanding commitment of approximately $5.8 million as of June 30, 2019. The Company has incurred cumulative costs totaling $405,000 against the contract as of June 30, 2019. The Company is currently engaged in ongoing contract negotiations with the CRO as a result of an increased number of patients required for the current trial; however, an amended contract has not yet been finalized. The Company estimates that the associated cost increase over the existing CRO contract will be approximately $2.6 million. In June 2019, the Company also entered into a contract with a patient recruitment services company in connection with the current clinical trial for Ampion for $264,000, which had an outstanding commitment of $251,000 as of June 30, 2019. The Company incurred cumulative costs totaling $13,000 against the contract as of June 30, 2019. The Company estimates the amount of the patient recruiting services contract to increase proportionately as a result of an increased number of patients required for the current trial; however, an amended contract has not yet been finalized.

Biologics License Application (“BLA”) Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million, which had an outstanding commitment of approximately $1.1 million as of June 30, 2019. The Company had incurred cumulative costs totaling $79,000 against this contract as of June 30, 2019. This contract does not have an expiration date as the Company incurs costs as sections of the BLA are drafted for the submission of the complete BLA to the U.S. Food and Drug Administration (“FDA”).

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $579,000, which had an outstanding commitment of $522,000 as of June 30, 2019. The Company had incurred cumulative costs totaling $57,000 against the contract as of June 30, 2019.

Employment Agreements

The Company entered into an employment agreement with Mr. Michael Macaluso, Chief Executive Officer, effective January 9, 2012.  This agreement provided for an annual salary of $195,000, with an initial term ending January 9, 2015. On October 1, 2013, the Company increased Mr. Macaluso’s annual salary from $195,000 to $300,000. On December 20, 2014, the Company extended the employment agreement of Mr. Macaluso for three additional years, expiring January 9, 2017. On March 9, 2017, the Company extended his employment agreement for another three years until January 9, 2020.

The Company entered into an employment agreement with Ms. Holli Cherevka, Chief Operating Officer, on September 19, 2017, which provided for an annual salary of $200,000 and a term ending September 19, 2019.

The Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer, on July 9, 2019, which provided for an annual salary of $285,000 and a term ending July 31, 2022.

Insurance Premium Financing Agreement

In June 2019, Ampio entered into an insurance premium financing agreement for a term of six months with an interest rate of 7.75% for $470,000. The outstanding commitment as of June 30, 2019 was $470,000.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. As discussed within Note 1, the Company adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” as of January 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating right-of-use asset and an operating lease liability on its balance sheet. The right-of-use asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

The following table provides a reconciliation of the Company’s undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of June 30, 2019:

	Facility Lease Payments	2019	2020	2021	2022	2023	Thereafter

Remaining Facility Lease Payments	$1,843,000	164,000	335,000	345,000	355,000	364,000	280,000
Less: Discount Adjustment	(254,000)
Total lease liability	$1,589,000

Lease liability - current portion	$247,000

Long-term lease liability	$1,343,000

Amortization expense related to the right-of-use asset for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Right-of-use Asset Amortization Expense	$41,000	$—	$81,000	$—

Prior to the adoption of ASU 2016-02, the Company recognized deferred rent when the straight-line rent expense exceeded the actual lease payments and reduced deferred rent when the actual lease payments exceeded the straight-line rent expense. Deferred rent was also classified between current and long-term on the balance sheet.

Rent expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Rent expense	$65,000	$65,000	$131,000	$130,000

Note 6 – Warrants

The Company has issued equity-based warrants and liability warrants in conjunction with equity raises.

In connection with the June 2019 public offering, the Company issued Placement Agent Warrants to purchase an aggregate of 2.1 million shares of common stock at an exercise price of $0.50 with a term of five years. These warrants are accounted for as equity-based warrants (see Note 7).

In connection with the August 2018 confidentially marketed public offering, the Company issued investor warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of June 30, 2019, these warrants had a fair value of $4.6 million. Significant assumptions as of June 30, 2019, December 31, 2018 and at issuance were as follows:

Assumptions for warrants issued August 13, 2018:	June 30, 2019	December 31, 2018	At Issuance

Exercise Price	$0.40	$0.40	$0.40
Volatility	124.8%	129.8%	121.8%
Equivalent term (years)	4.12	4.62	5.00
Risk-free interest rate	1.74%	2.50%	2.75%
Number of shares	14,725,000	15,600,000	20,000,000

The total value for the warrant liability as of June 30, 2019 is $6.1 million, which includes investor warrant issuances from prior periods. See Note 4 for additional information regarding the warrant derivative liability.

During the six months ended June 30, 2019, the Company issued 875,000 shares of common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received $350,000 as of June 30, 2019 related to these investor warrant exercises.

The following table summarizes Ampio’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding at December 31, 2018	22,283,191	$0.51	4.25
Warrants issued in connection with the public offering	2,100,000	$0.50	4.97
Warrants exercised	(875,000)	$0.40
Outstanding at June 30, 2019	23,508,191	$0.51	3.85

Note 7 - Common Stock

Shelf Registration

In March 2017, the Company filed a shelf registration statement on Form S‑3 (the “Shelf Registration Statement”) with the SEC to register Ampio common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The Shelf Registration Statement was declared effective in April 2017 by the SEC and expires in March 2020. As a result of equity raises, approximately $66.7 million remained available under the Shelf Registration Statement as of June 30, 2019.

Public Offering

In June 2019, the Company completed a public offering whereby it issued 30.0 million shares of its common stock at a stock price of $0.40, generating gross proceeds of $12.0 million. In connection with this offering, the placement agent received a 7% commission of $840,000, and $230,000 as compensation for other costs related to the offering. The placement agent also received 2.1 million warrants with an exercise price of $0.50 and an expiration date of June 17, 2024 (“Placement Agent Warrants”). At issuance, these warrants had a value of $777,000 and were accounted for as equity-based warrants. Such Placement Agent Warrants provide for cashless exercise, which the placement agent may elect if Ampio does not have an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the shares underlying the warrants. The Company also incurred expenses related to legal, accounting and other registration costs of $173,000. The shares were offered and sold pursuant to the Company’s Shelf Registration Statement.

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

No shares were sold under the Controlled Equity Offering Agreement during fiscal year 2018 or in fiscal year 2019 through the termination date of April 2019.

In April 2019, the Company entered into an Equity Distribution Agreement with a placement agent to implement an “at-the-market” equity program under which the Company, from time to time could offer and sell shares of its common stock, having an aggregate offering price of up to $24.65 million (the “Shares”) through the placement agent. The Company had no obligation to sell any of the Shares and could at any time suspend sales under the Equity Distribution Agreement or terminate the Equity Distribution Agreement in accordance with its terms. The Company provided the placement agent with customary indemnification rights. The placement agent was entitled to a fixed commission of 3.0% of the gross proceeds from shares sold.  In conjunction with the public offering noted above, the Company terminated the Equity Distribution Agreement in June 2019.

The following table summarizes the Company’s sales under the Equity Distribution Agreement:

Equity Distribution Agreement

Total shares of common stock sold	254,984

Average price per share	$0.56
Gross Proceeds	142,000
Commissions earned by placement agent	4,000
Legal fees	140,000

Common Stock Issued for Services

Ampio issued 136,362 and 17,241 shares of common stock valued at $60,000 and $60,000, respectively, to non-employee directors as part of their director compensation for fiscal years 2019 and 2018, respectively.

Note 8 - Equity

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

During the six months ended June 30, 2019, the Company granted 70,500 options at a weighted average exercise price of $0.51 to fifteen employees. There were no option exercises or forfeitures during the six months ended June 30, 2019.

The following table summarizes Ampio’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2018	5,426,165	$1.99	4.89	$—
Granted	70,500	$0.51
Exercised	—	$—
Forfeited	—	$—
Expired or Cancelled	—	$—
Outstanding at June 30, 2019	5,496,665	$1.97	4.34	$—
Exercisable at June 30, 2019	5,298,330	$2.02	4.20	$—
Available for grant at June 30, 2019	4,159,283

Stock options outstanding at June 30, 2019 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
$0.40 - $2.00	3,363,923	$0.82	5.24
$2.01 - $5.00	1,750,000	$3.07	2.74
$5.01 - $8.62	382,742	$7.13	3.72
	5,496,665	$1.97	4.34

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted and modified during the period ended June 30, 2019, using the following assumptions:

Expected volatility	131.07% - 186.92%
Risk free interest rate	2.02% - 2.38%
Expected term (years)	1.00 - 5.00
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses
Stock-based compensation	$30,000	$30,000	$31,000	$53,000

General and administrative expenses
Issuance of common stock for services	—	—	60,000	60,000
Stock-based compensation	43,000	43,000	69,000	79,000

Total stock-based compensation	$73,000	$73,000	$160,000	$192,000

Unrecognized expense at June 30, 2019	$22,000

Weighted average remaining years to vest	0.49

Note 9 - Earnings Per Share

In August 2019, the Company’s management determined that there was an error with respect to calculating net income (loss) per common share: diluted, or diluted earnings per share for the three and six months ended June 30, 2018. In the previously issued Form 10-Q for the three and six months ended June 30, 2018, the Company calculated basic and diluted earnings per share in the same manner, which was incorrect. The impact of this error to the Company’s previously reported diluted earnings per share for the three and six months ended June 30, 2018 was an over statement of $0.09 and $0.39, respectively. Based on the SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, specifically the provisions which management has deemed to be applicable to the Company’s business operations, the Company assessed the materiality of the misstatement both quantitatively and qualitatively. The Company’s management determined that the described misstatement of diluted earnings per share does not constitute a material misstatement and, as such, the Company determined that an amendment to the previously filed Quarterly Reports on Form 10-Q was not necessary. Therefore, the Company has revised the previously issued financial statements for the three and six months ended June 30, 2018 included herein to correct for this error.

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potential dilutive shares include stock options and warrants for the shares of common stock. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator. Since the Company operates at a net loss after adjusting for the derivative gain, all potentially dilutive shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share. The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (loss)	$420,766	$4,620,201	$(5,390,868)	$26,659,673
Less: decrease in fair value of investor warrants	(3,981,169)	(7,751,838)	(821,637)	(33,366,143)
Income (loss) available to common stockholders	$(3,560,403)	$(3,131,637)	$(6,212,505)	$(6,706,470)

Basic and diluted weighted-average common shares outstanding	115,031,289	86,300,054	113,078,639	84,630,970
Add: dilutive effect of equity instruments	3,738,807	6,699,756	4,270,877	6,903,707
Diluted weighted-average shares outstanding	118,770,096	92,999,810	117,349,516	91,534,677
Earnings per share - basic	$0.00	$0.05	$(0.05)	$0.32
Earnings per share - diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Note 10 – Litigation

On August 25, 2018, a purported shareholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California, captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”). A second, similar class action was filed on August 31, 2018, but has since been voluntarily dismissed. Plaintiff in the Securities Class Action alleges that the Company and certain of its current and former officers violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. Plaintiff in the Securities Class Action seeks unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, captioned Cetrone v. Macaluso, et al., Case No. 18-cv-07855 (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties in connection with alleged misstatements and omissions regarding the AP-003 Phase III clinical trial of Ampion.

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

In April 2019 we and certain of our directors and executive officers received subpoenas from the SEC requesting documents and information in an investigation relating to the trading of our securities around two significant corporate announcements that resulted in material declines in the market price of our stock. The Company and the directors and executive officers are cooperating with the inquiry. The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoena.

The Company believes that all claims asserted are without merit and intends to defend these lawsuits vigorously and that the matters under investigation by the SEC are unlikely to result in liability for the Company.  However, it is possible that additional actions will be filed in the future or additional investigations could be ongoing or may be initiated. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10‑Q, “Risk Factors,” and the risk factors included in our 2018 Annual Report.

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

Since we are in the research and development phase, we have not generated revenue to date. Our operations have been funded solely through equity raises, which have occurred from time to time.

Moving forward, we plan to maintain a lean and efficient operating model by streamlining our operations and continuing to allocate all our resources towards achieving regulatory approval for the commercialization of Ampion.

Overview

We maintain an Internet website at www.ampiopharma.com. Information on or linked to our website is not incorporated by reference into this Quarterly Report on Form 10‑Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Ampion has advanced through late-stage clinical trials in the United States. The FDA provided guidance that we should complete a trial of Kellgren Lawrence Grade 4 (“KL 4”) severe osteoarthritis of the knee (“OAK”) patients with concurrent controls that would be carried out under a Special Protocol Assessment (“SPA”), or otherwise with FDA feedback.

An SPA is a process in which sponsors may ask to meet with the FDA to reach agreement with the FDA on the design and size of certain clinical trials to determine if they adequately address scientific and regulatory requirements for a study that could support regulatory submission. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g. entry criteria, dose selection, endpoints and planned analyses) for a study intended to support a future marketing application. These elements are critical to ensuring that the trial conducted under the protocol can be considered an adequate and well-controlled study that can support marketing approval. Feedback on these issues provides the greatest benefit to sponsors in planning late-phase development strategy. The existence of an SPA agreement does not guarantee that the FDA will accept a biologics license application (“BLA”), or that the trial results will be adequate to support approval. Those issues are addressed during the review of a submitted application and are determined based on the adequacy of the overall submission. In June 2019, we received an SPA agreement from the FDA for our Phase III clinical trial titled, "A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee."

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

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe OAK, which is a growing epidemic in the United States. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little to no treatment options other than a total knee arthroplasty. The FDA has stated that severe OAK is an ‘unmet medical need’ with no licensed therapies for this indication. While we believe that Ampion could treat this ‘unmet medical need’, our ability to market this product is subject to FDA approval.

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

In 2018, the FDA reiterated and confirmed that our successful pivotal phase III clinical trial, AP-003-A, was adequate and well-controlled,  provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. The FDA provided guidance that we should complete an additional trial of KL 4 severe OAK patients with concurrent controls that would be carried out under an SPA to obtain FDA concurrence on the trial design.

In June 2019, we received an SPA agreement from the FDA for a clinical protocol titled “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee” (the “AP-013 study”). This pivotal trial, was initially proposed to enroll 724 patients, with an interim analysis, to allow sample size adjustments if required. The FDA issued SPA for protocol AP-013 finalized patient enrollment at 1,034 patients. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP-013 study adequately address the objectives necessary to support a regulatory submission. According to the FDA's guidance for industry regarding SPAs (published in April 2018), an SPA documents the FDA's agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission, however final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entire data in the application. Following the receipt of the SPA agreement, we initiated the AP-013 study, identified and engaged clinical sites for the trial, and initiated dosing of patients at those sites.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 7 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and therefore, we have incurred significant net losses totaling $176.5 million since our inception in December 2008. We expect to generate continued operating losses for the foreseeable future as we continue to develop and seek regulatory approval for Ampion. However, we intend to try to limit the extent of these losses by entering into co-development or collaboration agreements with one or more strategic partners. As of June 30, 2019, we had $12.8 million of cash and cash equivalents which we expect can fund our operation into the second quarter of 2020 (see Note 2 to the Financial Statements).

Although we have raised net proceeds of over $180 million since our inception through the sale of common stock and warrants, we cannot be certain that we will be able to secure additional financing or that funding, if secured, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing shareholders.

Our primary focus for fiscal year 2019 and into fiscal year 2020 is advancing the clinical development and preparation of a BLA for Ampion to treat the signs and symptoms of severe OAK.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance(s), useful lives of assets and remaining useful lives, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2018 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2019) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS –

Results of Operations – June 30, 2019 Compared to June 30, 2018

We recognized net income for the three months ended June 30, 2019 (“2019 quarter”) of $420,800 compared to net income recognized of $4.6 million for the three months ended June 30, 2018 (“2018 quarter”). The net income during the 2019 quarter was attributable to the recognition of a non-cash derivative gain of $4.0 million, which was partially offset by operating expenses of $3.6 million. The decrease in our stock price from $0.56 as of March 31, 2019 to $0.39 as of June 30, 2019 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2019 quarter. The net income during the 2018 quarter was attributable to the recognition of a non-cash derivative gain of $7.7 million, which was partially offset by operating expenses of $3.1 million. The decrease in our stock price from $3.40 as of March 31, 2018 to $2.20 as of June 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 quarter. The operating expenses increased $450,000 from the 2018 quarter to the 2019 quarter primarily due to a $22,000 increase in research and development costs and a $428,000 increase in general and administrative costs, which is further explained below.

We recognized a net loss for the six months ended June 30, 2019 (“2019 period”) of $5.4 million compared to net income recognized of $26.7 million for the six months ended June 30, 2018 (“2018 period”). The net loss during the 2019 period was attributable to operating expenses of $6.3 million, which were partially offset by the recognition of a non-cash derivative gain of $822,000.  Our stock price was consistent at  $0.39 as of December 31, 2018 and as of June 30, 2019, however the outstanding amount of investor warrants outstanding decreased causing the valuation of the warrant liability to decrease, which resulted in a derivative gain during the 2019 period. The net income during the 2018 period was primarily attributable to the non-cash derivative gain of $33.4 million, which was partially offset by operating expenses of $6.7 million. The decrease in our stock price from $4.07 as of December 31, 2017 to $2.20 as of June 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 period of $33.4 million. The operating expenses increased $449,000 from the 2018 period to the 2019 period primarily due to a $458,000 decrease in research and development costs and a $9,000 increase in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, consultants and stock-based compensation. These costs relate solely to direct research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Clinical trials and sponsored research	$859,497	$810,761	$1,326,833	$1,806,196
Labor	746,032	608,780	1,387,901	1,171,493
Consultants and other	500,833	665,572	955,313	1,128,598
Stock-based compensation	30,472	29,670	30,965	52,972
	$2,136,834	$2,114,783	$3,701,012	$4,159,259

Research and development costs increased $22,000, or 1.0%, for the 2019 quarter compared to the 2018 quarter. This increase is primarily attributable to labor, offset by consulting and other costs. Labor costs increased for the 2019 quarter compared to the 2018 quarter primarily due to the addition of three new positions to assist with managing the AP-013 study and the BLA filing. Consultants and other related costs decreased for the 2019 quarter compared to the 2018 quarter as we finalized a quality control project related to the manufacturing of Ampion. Clinical trials and sponsored research costs were consistent for the 2019 quarter compared to the 2018 quarter, however it should be noted that during the 2019 quarter we incurred start-up costs for the AP-013 study and during the 2018 quarter we incurred costs related to the extension study, AP-003-C-OLE. Stock-based compensation is consistent for the 2019 quarter compared to the 2018 quarter.

Research and development costs decreased $458,000, or 11.0%, for the 2019 period compared to the 2018 period. This decrease is primarily attributable to clinical trials, sponsored research, consulting and other costs, which is offset by an increase in labor costs.  Clinical trials and sponsored research expense decreased for the 2019 period compared to the 2018 period, as we received an SPA agreement from the FDA toward the end of the 2019 period compared to the 2018 period when we were conducting the AP-003-C-OLE study. As noted above, labor costs increased for the 2019 period as compared to the 2018 period, which was primarily due to the addition of three new positions. Consulting and other costs decreased for the 2019 period compared to the 2018 period as we finalized a quality control project related to the manufacturing of Ampion. The decrease in stock-based compensation in the 2019 period as compared to the 2018 period is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during the 2018 period.

General and Administrative

General and administrative expenses consist of labor, director fees, stock-based compensation, patent costs, professional fees (for example: legal, auditing and accounting) and occupancy, travel and other (for example: rent, insurance, investor/public relations and professional subscriptions). These costs are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy, travel and other	$406,451	$313,897	$829,497	$1,072,184
Professional fees	451,373	246,850	676,426	401,568
Labor	390,457	235,455	621,491	453,053
Patent costs	70,547	120,209	149,539	313,643
Directors fees	83,500	57,500	150,000	107,500
Stock-based compensation	42,326	42,943	129,390	199,263
	$1,444,654	$1,016,854	$2,556,343	$2,547,211

General and administrative costs increased $428,000, or 42.1%, for the 2019 quarter compared to the 2018 quarter. The increase is primarily attributable to an increase in costs related to professional fees and occupancy, travel and other related expenses and labor.  Professional fees increased due to ongoing current litigation and investigation matters. Occupancy, travel and other related expenses increased primarily due to an increase in our insurance premiums covering our new policy period.  Labor costs for the 2019 quarter increased compared to the 2018 quarter due to a separation agreement executed during the 2019 quarter. Patent costs for the 2019 quarter decreased compared to the 2018 quarter as we continued to allow non-essential patents to lapse and discontinue prosecution of patent applications that are non-essential to our future commercialization of Ampion. Directors fees increased as more board meetings were held during the 2019 quarter as compared to the 2018 quarter. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2018.

General and administrative costs increased $9,000, or 0.4%, for the 2019 period compared to the 2018 period. The increase is primarily attributable to professional fees and labor costs, offset by a decrease in occupancy, travel and other related expenses, patent costs and stock-based compensation. Professional fees increased due to ongoing current litigation and investigation matters. Labor costs for the 2019 period increased compared to the 2018 period due to a separation agreement executed during the 2019 period. Occupancy, travel and other expenses decreased as we incurred one-time costs related to a strategic assessment of the osteoarthritis environment report during the 2018 period. As noted above, patent costs for the 2019 period decreased compared to the 2018 period as we continued to allow non-essential patents to lapse and discontinue prosecution of patent applications that are non-essential to our planned future commercialization of Ampion. The decrease in stock-based compensation is a result of fewer options being granted at lower stock prices and previously awarded high priced options becoming fully vested during 2018. Directors fees increased as more board meetings were held during the 2019 period as compared to the 2018 quarter.

Net Cash Used in Operating Activities

During the 2019 period, our operating activities used approximately $5.9 million in cash, which was more than our net loss of $5.5 million primarily as a result of the non-cash gain from the warrant derivative, offset by changes in operating assets and liabilities.

During the 2018 period, our operating activities used approximately $6.6 million in cash, which was less than our net income of $26.7 million during that period, which was primarily as a result of the non-cash gain in the warrant derivative, offset by changes in operating assets and liabilities.

Net Cash Used in Investing Activities

During the 2019 period, cash was used to acquire $13,600 of manufacturing machinery and equipment.

During the 2018 period, cash was used to acquire $442,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2019 period, we received gross proceeds from the sale of common stock in a public offering of $12.0 million, which was offset by offering costs of $1.2 million. We also received $350,000 from warrant exercises.

During the 2018 period, we received $3.5 million from option and warrant exercises.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and development activities for advancement of Ampion towards BLA submission, which has required raising capital. As of June 30, 2019, we had $12.8 million of cash and cash equivalents which we expect will fund our operations into the second quarter of 2020. This projection is based on many assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, we  anticipate that we will seek additional capital investments in both the near and long-term to enable us to expand our clinical and commercial development activities for Ampion and continue our business operations. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time.

We have prepared a projection through September 30, 2020 that reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $0.6 million per month.  The Company’s projection also reflects an appropriation of additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting of approximately $0.7 million per month. Accordingly, we believe that it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements to fund the further development and regulatory activities that we plan to conduct. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, debt financings and/or partnering/licensing transaction. However, we cannot be certain that any of such transactions will be available to us on acceptable terms, or at all. Volatility in the financial markets has adversely affected the market capitalizations of many bio-pharmaceutical companies, particularly small capitalization companies such as us, and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot obtain funding through capital raises and/or partnering/licensing transactions in the future when we require it, we will be required to delay, reduce the scope of, or eliminate our development, manufacturing and/or regulatory programs for Ampion or our future commercialization efforts and/or suspend operations for a period until we are able to obtain additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This would lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In May 2019,  the Company identified a material weakness relating to identification of information for appropriate disclosure. The material weakness related to a deficiency in the procedures in place to ensure disclosure of certain information to our Disclosure Committee. The Disclosure Committee has revised the Disclosure Committee charter and is committed to implementing the proper procedures and controls to remediate the material weakness identified.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, due to the material weakness described on the Form 10-Q report for the period ended March 31, 2019.

Notwithstanding the material weakness, management has concluded that the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There were material changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has implemented remedial procedures to address the material weakness in our disclosure controls and procedures identified above. These remedial procedures will continue throughout the remainder of fiscal 2019.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding our Legal Proceedings is contained in Note 9 to the Financial Statements.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10‑Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report as may be further updated by our Quarterly Reports on Form 10-Q filed with the SEC, which could materially affect our business, financial condition or future results.

We received an SPA agreement from the FDA relating to our product candidate. This SPA agreement does not guarantee approval of Ampion or any other particular outcome from regulatory review.

We requested agreement from the FDA under a SPA for our AP-013 study of Ampion, which we received in June 2019. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of biologics by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a biologic’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. Based on their review, the FDA will issue an SPA Agreement letter, or an SPA No Agreement letter.

According to the FDA’s guidance for industry regarding SPAs (published in April 2018), an SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, the FDA may revoke or alter our SPA agreement in certain circumstances. In particular, a SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, we fail to comply with the agreed upon trial protocols, or the relevant data, assumptions or information provided by us in our request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Even though we obtained an agreement on our SPA, we cannot assure you that our planned Phase III clinical trial will succeed or will result in any FDA approval for Ampion. Moreover, if the FDA revokes or alters its agreement under our SPA, or interprets the data collected from the clinical trial differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, or the FDA may require additional clinical trials to support a BLA for Ampion, both of which could materially impact our business, financial condition and results of operations.

We had a material weakness in our internal control over disclosure reporting during the reporting period, which could result in the failure to identify information for appropriate disclosure.

The Company identified a material weakness relating to identification of information for appropriate disclosure in May 2019.  As a result, our management determined that our control over the identification of information for appropriate disclosure was not effective at that time. Specifically, there was a deficiency in the procedures in place to ensure disclosure of certain information to our Disclosure Committee. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding our required disclosures. The Disclosure Committee has reviewed this matter and implemented appropriate controls to address the material weakness identified. However, the fact that we experienced a material weakness could adversely affect our ability to raise funds in the future.

We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering.

NYSE rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under NYSE rules, an offering of more than 20% of our total shares outstanding at a price per share less than (i) the closing price of our common stock on the NYSE immediately preceding the signing of the binding agreement, or (ii) the average closing price of our common stock on the NYSE for the five trading days immediately preceding the signing of the binding agreement requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the NYSE rules. As of June 30, 2019, we had 142,207,862 shares of common stock outstanding, 20% of which is approximately 28.4 million shares.  In June 2019, we sold 30.0 million shares of our common stock in a public offering, which was more than 20% of our total shares outstanding at that time, and if we had not been able to sell through a public offering at that time, such offering would have required stockholder approval. Under current SEC regulations, if at the time the Company files its Form 10-K in 2020, the Company’s public float is less than $75 million, and for so long as its non-affiliated public float is less than $75 million, the amount the Company will be able to raise through primary public offerings of securities in the twelve-month period using its Shelf Registration Statement or a newly filed shelf registration statement on Form S-3 will be limited to an aggregate of one-third of the Company’s non-affiliated public float, which is referred to as the baby shelf rules.

As of June 30, 2019, the Company’s non-affiliated public float was approximately $54.2 million, based on 139,858,643 shares of outstanding common stock held by non-affiliates at a price of $0.39 per share, which was the last reported sale price of the Company’s common stock on the NYSE American Market on June 28, 2019. While the Company was not subject to the baby shelf rules due to its public float being above $75 million on June 14, 2019, it is possible that it will be subject to the baby shelf rules in the future. In such event, the amount of financing the Company could raise may be limited.

If we receive FDA licensure for Ampion, we will be subject to FDA post approval requirements, which could limit our financial resources available for other development activities.

If we receive FDA licensure for Ampion, we will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet.  In addition, our quality control and manufacturing procedures will continue to be required to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Additionally, as the manufacturer of Ampion, we, or other entities that we may outsource manufacturing to or that may otherwise be involved in the manufacture and distribution of Ampion, will be required to register ours or their establishments with the FDA and certain state agencies, and will be subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, we will continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. If licensed, the FDA also may require post-marketing testing, known as Phase IV testing, and surveillance to monitor the effects of our approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of Ampion.

We may have difficulties obtaining and maintaining sufficient insurance coverage

As a result of a number of factors, such as ongoing litigation and the SEC subpoenas received, certain of the insurance products that we buy have become less available and their cost has increased significantly (See Note 9). Although we maintain directors and officers insurance as well as general liability and product liability insurance, these insurance coverages only cover potential liabilities after our retention has been met and only to the extent of the insurance coverage, therefore, our insurance coverages may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product or other legal or administrative liability claims could prevent or inhibit the manufacture and sale of Ampion if it receives regulatory approval, which could adversely affect our business.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
10.1	Equity Distribution Agreement, dated as of April 12, 2019, by and between Canaccord Genuity LLC and Ampio Pharmaceuticals, Inc. (1)
10.2	Separation Agreement, dated as of June 13, 2019, between Ampio Pharmaceuticals, Inc. and Thomas E. Chilcott, III. (2)
10.3	Placement Agency Agreement, dated June 17, 2019, by and among Ampio Pharmaceuticals, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.(3)
10.4	Securities Purchase Agreement, dated June 17, 2019, by and among Ampio Pharmaceuticals, Inc. and certain investors listed therein (3)
10.5	Form of Lock-Up Agreement (3)
10.6	Employment Agreement, dated July 9, 2019, by and among Ampio Pharmaceuticals, Inc. and Daniel Stokely (4)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to Financial Statements.

*    Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on April 15, 2019.
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on June 13, 2019.
(3)	Incorporated by reference from the Registrant’s Form 8-K filed on June 17, 2019
(4)	Incorporated by reference from the Registrant’s Form 8-K filed on July 10, 2019.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: August 9, 2019

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer, Treasurer and Secretary
Date: August 9, 2019