Form 10-Q
period 2019-09-30
Ampio Pharmaceuticals, Inc.
filed 2019-11-07
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

As of November 1, 2019, there were 158,644,757 shares of Common Stock outstanding, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

INDEX

		Page
	PART I-FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	6

	Condensed Balance Sheets as of September 30, 2019 and December 31, 2018	6

	Condensed Statements of Operations for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018	7

	Condensed Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2018	8

	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and the nine months ended September 30, 2018	9

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	PART II-OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		35

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows used in operations;
•	Expectations regarding clinical trials for our lead product candidate, capital expenditures, research and development expenses and other payments;
•	Our beliefs and assumptions relating to our liquidity position, including, but not limited to, our ability to obtain near-term additional financing;
•

Our beliefs, assumptions and expectations about the regulatory approval pathway for Ampion including, but not limited to, our ability to obtain regulatory approval for Ampion in a timely manner, or at all;

•	In the event that the we do not have redundant manufacturing capabilities, we may be forced to rely on third party manufacturers, if we receive regulatory approval; and
•	Our ability to identify strategic partners and enter into beneficial license, co-development, collaboration or similar arrangements.

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

•

We have incurred significant losses since inception, expect to incur net losses for at least the next several years (assuming internal commercialization efforts) and may never achieve or sustain profitability;

•

We will need substantial additional capital to fund our operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations;

•

Our business is highly dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business is likely to be harmed and we may need to cease operations;

•

Ampion is undergoing a Phase III clinical trial which is time-consuming, requires significant capital outlay, the outcome is unpredictable, and for which there is a risk of failure. If the current clinical trial for Ampion fails to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion;

•

Delays, suspensions and terminations in our clinical trials would likely result in increased costs to us and delay or prevent our ability to generate revenues. We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing Ampion;

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

•

Ampion, for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product following approval;

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

•

Product liability, shareholder lawsuits, SEC or other government agency investigations and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion;

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

•	Concentration of our ownership limits the ability of our shareholders to influence corporate matters;
•	Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of Ampio;

•	Increased costs associated with corporate governance compliance may significantly impact our results of operations;
•	We have no plans to pay cash dividends on our common stock;
•	We received an SPA agreement from the FDA relating to our product candidate. This SPA agreement does not guarantee approval of Ampion or any other particular outcome from regulatory review;
•	We had a material weakness in our internal control over disclosure reporting during the reporting period, which could result in the failure to identify information for appropriate disclosure;
•	We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering;
•	If we receive FDA licensure for Ampion, we will be subject to FDA post approval requirements, which could limit our financial resources available for other development activities;
•	We may have difficulties obtaining and maintaining sufficient insurance coverage;
•	Ampion is regulated by the FDA, and as such, may subject it to competition sooner than anticipated;
•

The Company and certain of its directors and executive officers received subpoenas from the SEC requesting documents and information in an investigation relating to the trading of our securities.  These requests have required us to, and may require us in the future to, expend significant financial and managerial resources, which may have a material effect on our business, financial condition, results of operations and cash flows; and

•

We currently, and from time to time in the future may, outsource portions of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$8,044,199	$7,585,392
Prepaid expenses and other	1,836,770	447,136
Total current assets	9,880,969	8,032,528

Fixed assets, net	5,036,406	5,997,582
Right-of-use asset	1,045,339	—
Total assets	$15,962,714	$14,030,110

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,129,736	$1,324,651
Lease liability-current portion	253,079	59,579
Total current liabilities	2,382,815	1,384,230

Lease liability-long-term	1,276,685	476,753
Warrant derivative liability	8,165,955	6,933,031
Total liabilities	11,825,455	8,794,014

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 200,000,000 shares authorized; shares issued and outstanding - 142,207,862 as of September 30, 2019 and 110,941,516 as of December 31, 2018	14,221	11,094
Additional paid-in capital	187,735,629	176,227,510
Accumulated deficit	(183,612,591)	(171,002,508)
Total stockholders’ equity	4,137,259	5,236,096

Total liabilities and stockholders’ equity	$15,962,714	$14,030,110

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses
Research and development	$3,427,985	$1,184,194	$7,128,996	$5,343,452
General and administrative	1,744,694	756,104	4,301,037	3,303,315
Total operating expenses	5,172,679	1,940,298	11,430,033	8,646,767

Other income (expense)
Interest income (expense)	8,025	(3,190)	52,875	(3,190)
Derivative (loss) gain	(2,054,561)	7,744,708	(1,232,925)	41,110,851
Total other income (expense)	(2,046,536)	7,741,518	(1,180,050)	41,107,661

Net (loss) income	$(7,219,215)	$5,801,220	$(12,610,083)	$32,460,894

Net (loss) income per common share:
Basic	$(0.05)	$0.06	$(0.10)	$0.37
Diluted	$(0.05)	$(0.02)	$(0.10)	$(0.08)

Weighted average number of common shares outstanding:
Basic	142,207,862	96,930,270	122,895,080	88,782,837
Diluted	142,207,862	115,346,118	122,895,080	111,370,739

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	80,060,345	$8,006	$170,803,783	$(204,988,674)	$(34,176,885)

Issuance of common stock for services	17,241	2	59,998	—	60,000
Options exercised, net	249,666	25	400,734	—	400,759
Warrants exercised, net	5,684,499	568	2,699,651	—	2,700,219
Stock-based compensation, net	—	—	119,623	—	119,623
Net income	—	—	—	22,039,472	22,039,472

Balance at March 31, 2018	86,011,751	$8,601	$174,083,789	$(182,949,202)	$(8,856,812)

Options exercised, net	99,117	10	235,641	—	235,651
Warrants exercised, net	210,100	21	159,655	—	159,676
Stock-based compensation, net	—	—	72,612	—	72,612
Net income	—	—	—	4,620,201	4,620,201

Balance at June 30, 2018	86,320,968	$8,632	$174,551,697	$(178,329,001)	$(3,768,672)

Warrants exercised, net	270,548	27	109,197	—	109,224
Stock-based compensation, net	—	—	95,105	—	95,105
Issuance of common stock in connection with the public offering, net of offering costs of $844,409	20,000,000	2,000	(2,000)	—	—
Net income	—	—	—	5,801,220	5,801,220

Balance at September 30, 2018	106,591,516	$10,659	$174,753,999	$(172,527,781)	$2,236,877

Balance at December 31, 2018	110,941,516	$11,094	$176,227,510	$(171,002,508)	$5,236,096

Issuance of common stock for services	136,362	14	59,986	—	60,000
Warrants exercised, net	50,000	5	19,995	—	20,000
Stock-based compensation, net	—	—	27,555	—	27,555
Net loss	—	—	—	(5,811,634)	(5,811,634)

Balance at March 31, 2019	111,127,878	$11,113	$176,335,046	$(176,814,142)	$(467,983)

Warrants exercised, net	825,000	83	329,917	—	330,000
Stock-based compensation, net	—	—	72,800	—	72,800
Issuance of common stock in connection with the equity distribution agreement	254,984	25	142,296	—	142,321
Offering costs related to the issuance of common stock in connection with the equity distribution agreement	—	—	(144,329)		(144,329)
Issuance of common stock in connection with the public offering, net of offering costs of $1,243,372	30,000,000	3,000	10,753,878	—	10,756,878
Net income	—	—	—	420,766	420,766

Balance at June 30, 2019	142,207,862	$14,221	$187,489,608	$(176,393,376)	$11,110,453

Stock-based compensation, net	—	—	246,021	—	246,021
Net loss	—	—	—	(7,219,215)	(7,219,215)

Balance at September 30, 2019	142,207,862	$14,221	$187,735,629	$(183,612,591)	$4,137,259

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities
Net (loss) income	$(12,610,083)	$32,460,894
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock-based compensation, net	346,626	287,339
Depreciation and amortization	975,295	968,034
Issuance of common stock for services	60,000	60,000
Derivative loss (gain)	1,232,925	(41,110,851)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(1,389,634)	(278,666)
Increase (decrease) in accounts payable and accrued expenses	805,085	(2,154,477)
Decrease in lease liability	(51,907)	(44,652)
Net cash used in operating activities	(10,631,693)	(9,812,379)

Cash flows used in investing activities
Purchase of fixed assets	(14,120)	(485,750)
Net cash used in investing activities	(14,120)	(485,750)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the equity distribution agreement	142,321	—
Costs related to sale of common stock in connection with the equity distribution agreement	(144,329)	—
Proceeds from sale of common stock in connection with the public offering	12,000,000	8,000,000
Costs related to sale of common stock in connection with the public offering	(1,243,372)	(844,409)
Proceeds from warrant exercises	350,000	2,969,119
Proceeds from option exercises	—	636,410
Net cash provided by financing activities	11,104,620	10,761,120

Net change in cash and cash equivalents	458,807	462,991

Cash and cash equivalents at beginning of period	7,585,392	8,209,071
Cash and cash equivalents at end of period	$8,044,199	$8,672,062

Non-cash transactions:
Initial lease liability arising from the adoption of ASU 2016-02	$1,704,153	$—
Initial recognition of right-of-use asset arising from the adoption of ASU 2016-02	1,167,821	—
Warrant derivative liability in connection with the public offering		8,008,500

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts, or foreign currency hedging arrangements. The Company maintains cash and cash equivalent balances in the form of bank demand deposits and money market fund accounts with financial institutions that management believes are creditworthy. Such balances will exceed the insured amount.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and related disclosures in the financial statements and accompanying notes.  The Company bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances.  Actual results could differ materially from those estimates.

The Company has identified the clinical trial accrual as a critical accounting estimate. The clinical trial accrual involves identifying services that third parties have performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for these services as of the balance sheet date. The Company develops estimates of liabilities using its judgment based upon the facts and circumstances known at the time.

Adoption of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”. The new standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for finance and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”, to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, to give entities other options for transition. The additional options for transition allowed an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or apply a practical expedient. The new standards were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company elected to adopt the practical expedient permitted by ASU 2018-11 during the first quarter of 2019. As a result of the adoption, on January 1, 2019, the Company recognized a lease liability of approximately $1.7 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 5.75%. The Company also derecognized the lease liability as of December 31, 2018 of approximately $540,000 and recognized a ROU asset of approximately $1.2 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU 2018‑07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”.  ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions used to acquire goods and services from non-employees. Companies should apply the requirements of Topic 718 to non-employee awards except for certain exemptions specified in the amendment. The guidance was effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU 2014‑09 “Revenue from Contracts with Customers (Topic 606)”.  The Company adopted ASU 2018‑07 during the first quarter of 2019 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).”  The updated guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply.  This ASU is effective upon issuance and did not have a significant impact on the Company’s financial statements and related disclosures.

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

Note 2 - Going Concern

As of and for the nine months ended September 30, 2019, the Company had cash and cash equivalents of $8.0 million and a net loss of $12.6 million. The net loss is primarily attributable to operating expenses of $11.4 million, along with the non-cash derivative loss of $1.2 million, offset by $53,000 of interest income that was recognized during the nine months ended September 30, 2019. The Company used net cash in operations of $10.6 million for the nine months ended

September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $183.6 million and stockholders’ equity of $4.1 million. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any revenues or profits to date. These existing and on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2019, the Company conducted a public offering of its securities through which it raised gross proceeds of $12.0 million (see Note 9). In addition, the Company received a total of $350,000 from the exercise of investor warrants (see Note 8). The Company has prepared an updated projection covering the period from October 1, 2019 through December 31, 2020 based on the requirements of ASU 2014-15, “Going Concern”, which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. The Company’s projection also reflects an appropriation of additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting of approximately $1.1 million per month. Based on the current projections, the Company expects that current cash resources and operating cash flows will be sufficient to sustain operations into the first quarter of 2020. The ability of the Company to continue its operations beyond this point is dependent on its ability to satisfy the Company’s future cash needs, including but not limited to, private or public sales of securities, option/warrant exercises, structured debt financings and/or partnering/licensing transactions. However, there is no assurance that the Company will be successful in satisfying its future cash needs such that the Company will be able to continue operations.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Insurance premiums	$775,000	$164,000
Clinical trial deposit	713,000	—
Biologics License Application ("BLA") consulting services deposit	182,000	182,000
Director Fees	48,000	—
Annual service agreements	39,000	19,000
Lease deposit	34,000	34,000
Other	46,000	48,000
Total prepaid expenses and other	$1,837,000	$447,000

Note 4- Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of December 31,			As of September 30,
	Useful Lives in Years	2018	Additions	Disposals	2019

Manufacturing facility/clean room	3 - 8	$3,076,000	$5,000	$—	$3,081,000
Leasehold improvements	10	6,075,000	—	—	6,075,000
Office furniture and equipment	5 - 10	511,000	—	—	511,000
Lab equipment	5 - 8	1,128,000	9,000	—	1,137,000
Less accumulated depreciation and amortization		(4,793,000)	(975,000)	—	(5,768,000)

Fixed assets, net		$5,997,000	$(961,000)	$—	$5,036,000

Depreciation expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Depreciation Expense	$320,000	$347,000	$975,000	$968,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018

Accounts payable	$542,000	$707,000

Clinical trial	$870,000	$407,000
Insurance premiums	294,000	—
Professional fees	130,000	99,000
Accrued compensation	87,000	—
Property taxes	72,000	97,000
BLA consulting services	58,000	15,000
Directors Fees	51,000	—
Other	26,000	—
Total accrued expenses	$1,588,000	$618,000

Accounts payable and accrued expenses	$2,130,000	$1,325,000

Note 6 - Fair Value Considerations

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. Warrants are recorded at estimated fair value based on a Black-Scholes warrant pricing model.

The following table presents Ampio’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2019
Liabilities:
Warrant derivative liability	$—	$—	$8,166,000	$8,166,000

December 31, 2018
Liabilities:
Warrant derivative liability	$—	$—	$6,933,000	$6,933,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of September 30, 2019 and at issuance are discussed in Note 8.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2018	$6,933,000
Warrant exercises	(353,000)
Change in fair value	1,586,000
Balance as of September 30, 2019	$8,166,000

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2019	2020	2021	2022	2023	Thereafter
Clinical research trial obligations	$4,319,000	$3,240,000	$1,079,000	$—	$—	$—	$—
BLA consulting services	1,142,000	571,000	571,000	—	—	—	—
Statistical analysis and programming consulting services	435,000	218,000	217,000	—	—	—	—
Employment agreements	1,482,000	249,000	584,000	483,000	166,000	—	—
Insurance premium financing agreement & commitments	294,000	262,000	32,000	—	—	—	—
	$7,672,000	$4,540,000	$2,483,000	$483,000	$166,000	$—	$—

Clinical Research Trial Obligations

In March 2019, the Company entered into a contract with a clinical research organization (“CRO”) in connection with a clinical trial for Ampion totaling $6.2 million, which had an outstanding commitment of approximately $4.0 million as of September 30, 2019. As of September 30, 2019, this contract required a deposit of $861,000, of which $148,000 has been applied against prior invoice payments and the remaining balance of $713,000 is recorded within the prepaids and other expense line item on the balance sheet and will be utilized to offset future payments in accordance with the contract.  The Company had incurred cumulative costs totaling $2.2 million against the contract as of September 30, 2019.  In October 2019, the Company finalized contract negotiations with the CRO to increase its contractual deposit requirements from $861,000 to $1.2 million as a result of an increased number of patients, from 724 to 1,034, required for the current trial; however, an amended contract and resulting change orders were not finalized as of September 30, 2019. The Company estimates that the associated cost increase over the initial CRO contract will be approximately $3.5 million.

In June 2019, the Company entered into a contract with a patient recruitment services company in connection with the current clinical trial for Ampion totaling $264,000. In September 2019, the Company finalized contract negotiations with the patient recruitment services company to increase the contract from $264,000 to $377,000 as a result of an increased number of patients, from 724 to 1,034, required for the current trial.  Therefore, the Company had an outstanding obligation of $209,000 as of September 30, 2019. The Company incurred cumulative costs totaling $168,000 against the contract as of September 30, 2019.

In July 2019, the Company entered into contracts with a laboratory to perform urine analysis for patients enrolled in the clinical trial and for consulting services associated with the trial for Ampion totaling $150,000, which had outstanding obligations totaling $130,000 as of September 30, 2019.  The Company had incurred cumulative costs totaling $20,000 against the contract as of September 30, 2019.  In October, the laboratory contract was amended as a result of an increase in the number of patients required for the clinical trial, which increased the contractual amount by $40,000.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million, which had an outstanding commitment of approximately $1.1 million as of September 30, 2019. This contract required a deposit of $364,000, of which $182,000 was funded and is recorded within the prepaids and other expense line item on the balance sheet. The Company incurred cumulative costs totaling $71,000 against this contract as of September 30, 2019. This contract does not have an expiration date.  The Company incurs costs under the contract as sections of the BLA are drafted for the submission of the complete BLA to the U.S. Food and Drug Administration (“FDA”).

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $579,000, which had an outstanding obligation of $435,000 as of September 30, 2019. The Company has incurred cumulative costs totaling $144,000 against the contract as of September 30, 2019.

Employment Agreements

The Company entered into an employment agreement with Mr. Michael Macaluso, Chief Executive Officer, effective January 9, 2012.  This agreement provided for an annual salary of $195,000, with an initial term ending January 9, 2015. On October 1, 2013, the Company increased Mr. Macaluso’s annual salary from $195,000 to $300,000. On December 20, 2014, the Company extended the employment agreement of Mr. Macaluso for three additional years, expiring January 9, 2017. On March 9, 2017, the Company extended his employment agreement with an expiration date of January 9, 2020.

The Company entered into an employment agreement with Ms. Holli Cherevka, Chief Operating Officer, on September 19, 2017, which provided for an annual salary of $200,000, with an initial term ending September 19, 2019.  On September 16, 2019, the Company entered into a new employment agreement with Ms. Cherevka, which by its terms cancelled the previous employment agreement on this date.  The new employment agreement provides for an annual salary of $280,000 and a term ending September 16, 2021, subject to certain automatic renewal provisions.

The Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer, on July 9, 2019, which provided for an annual salary of $285,000 and a term ending July 31, 2022, subject to certain automatic renewal provisions.  The employment agreement allows reimbursement of reasonable commuting and relocation expenses for up to six months.

Amounts noted above do not assume the continuity of employment beyond the contractual terms of each employee’s existing employment agreements.

Insurance Premium Financing Agreement

In June 2019, Ampio entered into an insurance premium financing agreement with a third-party financing organization for a term of six months with an interest rate of 7.75% for $470,000. The outstanding obligation as of September 30, 2019 was $240,000, which will be paid in full by December 2019.  The Company also has a remaining balance of $54,000 related to annual insurance premiums payable to the Company’s insurance broker.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. As discussed further within Note 1, the Company adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating ROU asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of September 30, 2019:

	Facility Lease Payments	2019	2020	2021	2022	2023	Thereafter

Remaining Facility Lease Payments	$1,761,000	$82,000	$335,000	$345,000	$355,000	$364,000	$280,000
Less: Discount Adjustment	(231,000)
Total lease liability	$1,530,000

Lease liability-current portion	$253,000

Long-term lease liability	$1,277,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of September 30, 2019:

Right-of-Use Asset

Initial recognition as of January 1, 2019	$1,168,000
Amortization	(123,000)
Balance as of September 30, 2019	$1,045,000

Prior to the adoption of ASU 2016-02, the Company recognized deferred rent when the straight-line rent expense exceeded the actual lease payments and reduced deferred rent when the actual lease payments exceeded the straight-line rent expense. Deferred rent was also classified between current and long-term on the balance sheet.

Rent expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Rent expense	$65,000	$65,000	$196,000	$195,000

Note 8 – Warrants

The Company has issued equity-based warrants and liability warrants in conjunction with previous equity raises.

In connection with the June 2019 public offering, the Company issued Placement Agent Warrants to purchase an aggregate of 2.1 million shares of common stock at an exercise price of $0.50 with a term of five years. These warrants were accounted for as equity-based warrants (see Note 9).

In connection with the August 2018 confidentially marketed public offering, the Company issued investor warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of September 30, 2019, these warrants had a fair value of $6.1 million. Significant assumptions as of September 30, 2019, December 31, 2018 and at issuance were as follows:

Assumptions for warrants issued August 13, 2018:	September 30, 2019	December 31, 2018	At Issuance

Exercise Price	$0.40	$0.40	$0.40
Volatility	128.7%	129.8%	121.8%
Equivalent term (years)	3.87	4.62	5.00
Risk-free interest rate	1.56%	2.50%	2.75%
Number of shares	14,725,000	15,600,000	20,000,000

The total value for the warrant derivative liability as of September 30, 2019 is $8.2 million, which includes investor warrant issuances from prior periods. See Note 6 for additional information regarding the warrant derivative liability.

During the nine months ended September 30, 2019, the Company issued 875,000 shares of common stock as a result of the exercise of investor warrants with an exercise price of $0.40 and received $350,000 related to these investor warrant exercises.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding at December 31, 2018	22,283,191	$0.51	4.25
Warrants issued in connection with the public offering	2,100,000	$0.50	4.72
Warrants exercised	(875,000)	$0.40
Outstanding at September 30, 2019	23,508,191	$0.51	3.60

Note 9 - Common Stock

Shelf Registration

In March 2017, the Company filed a shelf registration statement on Form S‑3 (the “Shelf Registration Statement”) with the SEC to register the Company’s common stock and warrants in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The Shelf Registration Statement was declared effective in April 2017 by the SEC and expires in March 2020. Approximately $66.7 million remained available under the Shelf Registration Statement as of September 30, 2019.  However, such availability may be limited due to the number of remaining authorized shares available for the Company to issue.

Public Offerings

In June 2019, the Company completed a public offering whereby it issued 30.0 million shares of its common stock at a stock price of $0.40, generating gross proceeds of $12.0 million. In connection with this offering, the placement agent received a 7% commission of $840,000, and $230,000 as compensation for other costs related to the offering. The placement agent also received 2.1 million warrants with an exercise price of $0.50 and an expiration date of June 17, 2024 (“Placement Agent Warrants”).  Such Placement Agent Warrants provide for cashless exercise, which the placement agent may elect if the Company does not have an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the shares underlying the warrants. The Company also incurred expenses related to legal, accounting and other registration costs of $173,000. The shares were offered and sold pursuant to the Company’s Shelf Registration Statement.

In August 2018, the Company completed a confidentially marketed public offering whereby it issued 20.0 million shares of its common stock at a stock price of $0.40, along with investor warrants to purchase up to 20.0 million shares of common stock, generating gross proceeds of $8.0 million. In connection with the offering, the underwriter received a 7% commission of $560,000. The Company also incurred expenses related to legal, accounting, and other registration costs of $284,000. The shares and the warrants were offered and sold pursuant to the Company’s Shelf Registration Statement.

The investor warrants have an exercise price of $0.40 per share and are exercisable immediately with a term of five years from issuance. The warrants include a provision where the warrant holder has the contractual right to request a cash exercise if the effectiveness of the registration statement is not maintained, but securities law would prevent the Company from issuing registered shares in a cash exercise. Therefore, the Company could be forced to cash settle the warrants. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. On the date of issuance, these warrants were valued at $8.0 million.

The Company’s net cash proceeds from the confidentially marketed public offering totaled $7.2 million. When the additional non-cash charges of $8.0 million related to the 20.0 million warrants were offset against the net cash transaction proceeds, the non-cash charges exceeded 100% of the proceeds. Therefore, the Company was required to take the additional cost above the transaction proceeds and recognize a loss on the day it entered into the transaction. The loss on the transaction was $853,000 and this amount is included in the derivative gain on the statement of operations.

Equity Distribution Agreement

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

The following table summarizes the Company’s sales under the Equity Distribution Agreement:

Equity Distribution Agreement

Total shares of common stock sold	254,984

Average price per share	$0.56
Gross Proceeds	$142,000
Commissions earned by placement agent	$4,000
Legal fees	$140,000

Common Stock Issued for Services

The Company issued 136,362 and 17,241 shares of common stock valued at $60,000 and $60,000, respectively, to certain non-employee directors as part of their annual director compensation for fiscal years 2019 and 2018, respectively.

Note 10 - Equity

Options

In 2010, the Company’s shareholders approved the adoption of a stock and option award plan (the “2010 Plan”), under which 11.7 million shares were reserved for future equity awards as further defined by the 2010 Plan.  In addition, the 2010 Plan permits grants of equity awards to employees, directors and consultants. A total of 3.7 million shares remain available for future equity awards as of September 30, 2019.

The following table summarizes the activity of the 2010 Plan and the available options to be granted as of September 30, 2019:

2010 Plan

Total shares reserved for equity awards	11,700,000
Options granted	(14,429,757)
Add back: expired, forfeited and/or cancelled equity awards	6,264,655
Add back: options used in net exercise	192,385
Remaining shares available for future equity awards	3,727,283

During the nine months ended September 30, 2019, the Company granted to employees and certain non-employee directors 2,052,500 stock options at a weighted average exercise price of $0.58. Other stock option activity during this period included the cancelation and expiration of 1,550,000 options and 15,000 options, respectively.  There were no stock option exercises or forfeitures during this period.

The following table summarizes the Company’s stock option activity during this period:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2018	5,426,165	$1.99	4.89	$—
Granted	2,052,500	$0.58
Exercised	—	$—
Forfeited	—	$—
Expired and/or Cancelled	(1,565,000)	$2.60
Outstanding at September 30, 2019	5,913,665	$1.34	5.51	$42,603
Exercisable at September 30, 2019	5,451,163	$1.41	5.21	$26,108

Stock options outstanding at September 30, 2019 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
$0.40 - $2.00	4,885,923	$0.75	6.14
$2.01 - $5.00	840,000	$3.28	2.18
$5.01 - $8.62	187,742	$7.97	4.10
	5,913,665	$1.34	5.51

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted and modified during the period ended September 30, 2019, using the following assumptions:

Expected volatility	130.05% - 186.92%
Risk free interest rate	1.42% - 2.38%
Expected term (years)	1.00 - 5.00
Dividend yield	0.0%

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses
Stock-based compensation	$46,000	$20,000	$77,000	$73,000

General and administrative expenses
Issuance of common stock for services	—	—	60,000	60,000
Stock-based compensation	209,000	75,000	278,000	214,000

Total stock-based compensation	$255,000	$95,000	$415,000	$347,000

Unrecognized expense at September 30, 2019	$44,000

Weighted average remaining years to vest	0.66

Note 11 - Earnings Per Share

In August 2019, the Company’s management determined that there was an error with respect to calculating net income (loss) per common share: diluted, or diluted earnings per share for the three and nine months ended September 30, 2018. In the previously issued Form 10-Q for the three and nine months ended September 30, 2018, the Company calculated basic and diluted earnings per share in the same manner, which was incorrect. The impact of this error to the Company’s previously reported diluted earnings per share for the three and nine months ended September 30, 2018 was an over statement of $0.08 and $0.45, respectively. Based on the SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company assessed the materiality of the misstatement on both a quantitative and qualitative basis.  Based on this assessment, the Company’s management determined that the diluted earnings per share calculation does not constitute a material misstatement and, as such, an amendment to the previously filed Quarterly Reports on Form 10-Q was not necessary. As such, the Company has revised the previously issued financial statements for the three and nine months ended September 30, 2018 to correct for this error.

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potential dilutive shares include stock options and warrants for the shares of common stock. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator. Since the Company operates at a net loss after adjusting for the derivative gain, all potentially dilutive shares are considered anti-dilutive and are excluded from the calculation of diluted net loss per share. The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (loss)	$(7,219,215)	$5,801,220	$(12,610,083)	$32,460,894
Less: decrease (increase) in fair value of investor warrants	—	(7,744,708)	—	(41,110,851)
Income (loss) available to common stockholders	$(7,219,215)	$(1,943,488)	$(12,610,083)	$(8,649,957)

Basic and diluted weighted-average common shares outstanding	142,207,862	96,930,270	122,895,080	88,782,837
Add: dilutive effect of equity instruments	—	18,415,848	—	22,587,902
Diluted weighted-average shares outstanding	142,207,862	115,346,118	122,895,080	111,370,739
Earnings per share - basic	$(0.05)	$0.06	$(0.10)	$0.37
Earnings per share - diluted	$(0.05)	$(0.02)	$(0.10)	$(0.08)

Note 12 – Litigation

On August 25, 2018, a purported shareholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California, captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”).  Plaintiff in the Securities Class Action alleges that the Company and certain of its current and former officers violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. Plaintiff in the Securities Class Action seeks unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs.  On September 27, 2019, the Court presiding over the Securities Class Action issued an order appointing a Lead Plaintiff and Lead Counsel, pursuant to the Private Securities Litigation Reform Act.  Lead Plaintiff is expected to file an amended complaint in late fiscal 2019.

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

On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso, et al., Case No. 18-cv-02558 (the “Theise Action”), which closely parallels the allegations in the Cetrone Action. A second derivative action was filed in the United States District Court for the District of Colorado and was consolidated with the Theise Action under the caption In re: Ampio Pharmaceuticals Inc. Stockholder Derivative Actions, Case No. 18-cv-02558.  This consolidated action, and the Certrone Action in California, are stayed pending further developments in the Securities Class Action.

In April 2019, we and certain of our directors and executive officers received subpoenas from the SEC requesting documents and information in an investigation relating to the trading of our securities around two significant corporate announcements that resulted in material declines in the market price of our stock. The Company and the directors and executive officers are cooperating with the inquiry. The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoena.

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

Note 13 – Subsequent Events

In October 2019, the Company finalized discussions with the CRO to increase its contractual deposit requirement from $861,000 to $1.2 million (see Note 7 for additional information).

In October 2019, the Company executed an amendment with the laboratory as a result of an increase number of patients required for the current trial, which increased the contractual amount by $40,000.  Therefore, the contract including the amendment totals $118,000 (see Note 7 for additional information).

In October 2019, the Company executed an amendment to a licensing agreement for pain scales utilized in the clinical trial in the amount of $158,000.

In October 2019, the Company entered into warrant exercise agreements with certain warrant holders from the 2017 and 2018 public offerings, which reduced the exercise price of the investor warrants from $0.76 (2017 public offering) and $0.40 (2018 public offering) to $0.215 per warrant.  A total of 16,391,667 warrants were exercised, which generated gross proceeds of $3.5 million.  In connection with the warrant repricing, the Company was obligated to pay its investment banker a fee of 7% of the gross proceeds plus reasonable out-of-pocket expenses.  As a result of this agreement, the Company paid $287,000, which resulted in net proceeds of $3.2 million.

In October 2019, one of the Company’s directors received a subpoena from the SEC requesting documents and information relating to the investigation into the trading of the Company’s securities discussed in Note 12.

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

Ampion has advanced through late-stage clinical trials in the United States. The FDA provided guidance that we should complete a trial of Kellgren Lawrence Grade 4 (“KL 4”) severe osteoarthritis of the knee (“OAK”) patients with concurrent controls that would be carried out under an Special Protocol Assessment (“SPA”).

In June 2019, we received an SPA agreement from the FDA for our Phase III clinical trial titled, "A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee" (the “AP-013 study”).  An SPA is a process in which sponsors may ask to meet with the FDA to reach agreement with the FDA on the design and size of certain clinical trials to determine if they adequately address scientific and regulatory requirements for a study that could support regulatory submission. An SPA agreement indicates concurrence by the FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g. entry criteria, dose selection, endpoints and planned analyses) for a study intended to support a future marketing application. These elements are critical to ensuring that the trial conducted under the protocol can be considered an adequate and well-controlled study that can support marketing approval. Feedback on these issues provides the greatest benefit to sponsors in planning late-phase development strategy. The existence of our SPA agreement does not guarantee that the FDA will accept our biologics license application (“BLA”) for Ampion when submitted, or that the results of the trials we have conducted on Ampion will be adequate to support approval. Those issues are addressed during the review of a submitted application and are determined based on the adequacy of the overall submission.

AMPION

Ampion for Osteoarthritis and Other Inflammatory Conditions

Ampion is the < 5 kDa ultrafiltrate of 5% Human Serum Albumin (“HSA"), an FDA approved biologic product. Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage in osteoarthritis. In vitro studies have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins. Ampion has also been shown in vitro to regulate the cellular pathways responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK and also provides market expansion potential as a disease modifying biologic and for the treatment of other inflammatory and degenerative indications.

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

As noted above, we received an SPA agreement in June 2019 from the FDA for a clinical protocol for the AP-013 study. This pivotal trial was initially proposed to enroll 724 patients, with an interim analysis, to allow sample size adjustments if required. The SPA agreement for the AP-013 study finalized patient enrollment at 1,034 patients, with sample size assessed at 724 patients, with allowable adjustments up to 1,551 patients as needed. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP-013 study adequately address the objectives necessary to support a regulatory submission. According to the FDA's guidance for industry regarding SPAs (published in April 2018), an SPA documents the FDA's agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission, however final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entire data in the application. Following the receipt of the SPA agreement, we initiated the AP-013 study, identified and engaged clinical sites for the trial, and initiated dosing of patients at those sites. As of September 30, 2019, we had enrolled 665 patients, of which 472 of those patients have been injected.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 9 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a clinical stage company that has not generated revenues and therefore, we have incurred significant net losses totaling $183.6 million since our inception. We expect to generate continued operating losses for the foreseeable future as we continue to develop and seek regulatory approval for Ampion. However, we are exploring possible co-development or collaboration agreements with one or more strategic partners to try to limit the extent of these losses. As of September 30, 2019, we had $8.0 million of cash and cash equivalents which we expect will fund our operation into the first quarter of 2020 (see Note 2 to the Financial Statements).

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

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance(s), useful lives of assets and remaining useful lives, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2018 Annual Report.  Except for the clinical trial accrual, our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2018 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2019) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS –

Results of Operations – September 30, 2019 Compared to September 30, 2018

We recognized net loss for the three months ended September 30, 2019 (“2019 quarter”) of $7.2 million compared to net income recognized of $5.8 million for the three months ended September 30, 2018 (“2018 quarter”). The net loss during the 2019 quarter was primarily attributable to operating expenses of $5.2 million, along with the non-cash derivative loss of $2.1 million. The increase in our stock price from $0.39 as of June 30, 2019 to $0.50 as of September 30, 2019 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2019 quarter. The net income during the 2018 quarter was attributable to the recognition of a non-cash derivative gain of $7.7 million, which was partially offset by operating expenses of $1.9 million. The decrease in our stock price from $2.20 as of June 30, 2018 to $0.51 as of September 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 quarter. The operating expenses increased $3.2 million from the 2018 quarter to the 2019 quarter primarily due to a $2.2 million increase in research and development costs and a $989,000 increase in general and administrative costs, which is further explained below.

We recognized a net loss for the nine months ended September 30, 2019 (“2019 period”) of $12.6 million compared to net income recognized of $32.4 million for the nine months ended September 30, 2018 (“2018 period”). The net loss during the 2019 period was attributable to operating expenses of $11.4 million,  along with the recognition of a non-cash derivative loss of $1.2 million.  The increase in our stock price from $0.39 as of December 31, 2018 to $0.50 as of September 30, 2019 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2019 period. The net income during the 2018 period was primarily attributable to the non-cash derivative gain of $41.1 million, which was partially offset by operating expenses of $8.6 million. The decrease in our stock price from $4.07 as of December 31, 2017 to $0.51 as of September 30, 2018 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2018 period. The operating expenses increased $2.8 million from the 2018 period to the 2019 period primarily due to a $1.8 million increase in research and development costs and a $1.0 million increase in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, consultants and stock-based compensation. These costs relate solely to direct research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Clinical trials and sponsored research	$2,285,386	$556,551	$3,612,219	$2,362,745
Labor	628,932	105,392	2,016,833	1,276,885
Consultants and other	467,593	501,887	1,422,905	1,630,485
Stock-based compensation	46,074	20,364	77,039	73,337
	$3,427,985	$1,184,194	$7,128,996	$5,343,452

Research and development costs increased $2.2 million, or 189.5%, for the 2019 quarter compared to the 2018 quarter. Clinical trials and sponsored research expenses increased $1.7 million for the 2019 quarter compared to the 2018 quarter due to the commencement of the AP-013 Phase III clinical study in June 2019. Direct labor costs increased $525,000 for the 2019 quarter compared with the 2018 quarter primarily due to the elimination of the 2018 annual incentive compensation accrual as a result of repricing of employee stock options in October 2018, which resulted in a favorable adjustment totaling $489,000 for the 2018 quarter.  In addition, we added three new positions at the beginning of fiscal 2019 to assist with the direct management and oversight of the AP-013 study.  These three new positions offset the reduction of the Chief Scientific Officer (“CSO”) position, which occurred during the end of the 2018 quarter.    Consultants and other related costs decreased for the 2019 quarter compared to the 2018 quarter as we finalized a quality control project related to the manufacturing of Ampion. Stock-based compensation increased for the 2019 quarter compared to the 2018 quarter due to the issuance of stock options related to the new employment agreement for our Chief Operating Officer, which was offset by previously awarded high-priced options becoming fully vested during 2019.

Research and development costs increased $1.8 million, or 33.4%, for the 2019 period compared to the 2018 period.  As noted above, clinical trials and sponsored research expense increased $1.2 million for the 2019 period compared to the 2018 period due to the commencement of the AP-013 Phase III clinical study in June 2019.   Also,  as  previously noted

above,  direct labor costs increased $740,000 for the 2019 period compared with the 2018 period, primarily due to the elimination of the 2018 annual incentive compensation accrual as a result of the repricing of employee stock options in October 2018, which resulted in a favorable adjustment totaling $489,000 for the 2018 period.    In addition, during the 2019 period, we added three new positions to assist with the direct management and oversight of the AP-013 study. These three new positions offset the reduction of the CSO position, which occurred during the end of the 2018 period. Consulting and other costs decreased for the 2019 period compared to the 2018 period as we finalized a quality control project related to the manufacturing of Ampion. Stock-based compensation was consistent for the 2019 period compared to the 2018 period.

General and Administrative

General and administrative expenses consist of labor, director fees, stock-based compensation, patent costs, professional fees (for example: legal, auditing and accounting) and occupancy, travel and other (for example: rent, insurance, investor/public relations and professional subscriptions). These costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy, travel and other	$654,340	$390,686	$1,483,836	$1,462,871
Professional fees	513,156	243,683	1,189,582	645,250
Stock-based compensation	228,796	74,740	358,186	274,003
Labor	179,535	(108,560)	801,026	344,493
Directors fees	96,000	57,000	246,000	164,500
Patent costs	72,867	98,555	222,407	412,198
	$1,744,694	$756,104	$4,301,037	$3,303,315

General and administrative costs increased $989,000, or 130.7%, for the 2019 quarter compared to the 2018 quarter. Occupancy, travel and other related expenses increased primarily due to an increase in our insurance premiums covering our new policy period, along with recruiting fees incurred related to the placement of the Chief Financial Officer (“CFO”) position.   Professional fees increased due to an increase in legal fees related to ongoing current litigation and investigation matters. Stock-based compensation increased due to the issuance of stock options related to the employment agreement for our new CFO, and a commitment to issue a stock award and stock options to a non-employee director, along with the cancellation and reissuance of previously awarded stock options for certain non-employee directors, which was partially offset by previously awarded high-priced options becoming fully vested during 2019.  Direct labor costs for the 2019 quarter increased compared to the 2018 quarter due to the favorable adjustment of $332,000 resulting from the elimination of the bonus accrual during the 2018 quarter.   Directors fees increased as more board meetings were held during the 2019 quarter as compared to the 2018 quarter.  In addition, we committed to paying $22,000 of directors’ fees to a non-employee director during the 2019 quarter.    Patent costs for the 2019 quarter decreased compared to the 2018 quarter as we continued to allow non-essential patents to lapse and discontinue prosecution of patent applications that are non-essential to our future commercialization of Ampion.

General and administrative costs increased $998,000, or 30.2%, for the 2019 period compared to the 2018 period.  Professional fees increased primarily due to an increase in legal fees related to ongoing current litigation and investigation matters. Stock-based compensation increased due to the issuance of stock options related to the employment agreement for our new CFO, and a commitment to issue a stock award and stock options to a non-employee director, along with the cancellation and reissuance of previously awarded stock options for certain non-employee directors, which was partially offset by previously awarded high-priced options becoming fully vested during the 2019 period.  As previously mentioned, direct labor costs for the 2019 period increased compared to the 2018 period due to the favorable adjustment during the 2018 period resulting from the elimination of the bonus accrual.  In addition, there was a separation agreement that was executed during the 2019 period resulting in an increase in labor costs. Occupancy, travel and other expenses are consistent for the 2019 period compared to the 2018 period.  However, during the 2019 period, our insurance premiums covering our new policy period increased.  In addition, we incurred recruiting fees related to the placement of the CFO position.  During the 2018 period, we incurred one-time costs related to a strategic assessment of the osteoarthritis environment report.  Directors fees increased as more board meetings were held during the 2019 period as compared to the 2018 period.  In addition, we committed to paying $22,000 of directors’ fees to a non-employee director during the 2019 quarter.    As noted above, patent costs for the 2019 period decreased compared to the 2018 period as we continued to allow non-essential patents to lapse and discontinue prosecution of patent applications that are non-essential to our planned future commercialization of Ampion.

Net Cash Used in Operating Activities

During the 2019 period, our operating activities used approximately $10.6 million in cash, which was less than our net loss of $12.6 million primarily as a result of the non-cash loss from the warrant derivative totaling $1.2 million, non-cash charges related to depreciation and amortization, and stock-based compensation totaling $1.4 million; partially offset by changes in operating assets and liabilities totaling $636,000.

During the 2018 period, our operating activities used approximately $9.8 million in cash, which was less than our net income of $32.4 million during that period, which was primarily as a result of non-cash adjustments related to the non-cash gain from the warrant derivative totaling $41.1 million, changes in operating assets and liabilities totaling $2.5 million; partially offset from non-cash adjustments related to depreciation and amortization, and stock-based compensation totaling $1.2 million.

Net Cash Used in Investing Activities

During the 2019 period, cash was used to acquire $14,100 of manufacturing machinery and equipment.

During the 2018 period, cash was used to acquire $486,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2019 period, we received gross proceeds from the sale of common stock in a public offering of $12.0 million, which was offset by offering related costs of $1.2 million. In addition, we also received $350,000 from warrant exercises.

During the 2018 period, we received gross proceeds from the sale of common stock in a confidentially marketed public offering of $8.0 million, which was offset by offering related costs of $844,000.  We also received $3.0 million and $636,000 from warrant and option exercises, respectively.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and development activities for advancement of Ampion towards BLA submission, which has required raising capital. As of September 30, 2019, we do not have sufficient liquidity to meet our obligations for the next twelve months.  Specifically, we had $8.0 million of cash and cash equivalents which we expect will fund our operations into the first quarter of 2020. This projection is based on many assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, we anticipate that we will seek additional capital investments in both the near and long-term to enable us to expand our clinical and commercial development activities for Ampion and continue our on-going business operations. We intend to evaluate the capital markets from time to time to determine whether to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time.

We have prepared a projection through December 31, 2020 that reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. The Company’s projection also reflects costs related to regulatory approvals, clinical trials and outsourced research and development costs of approximately $1.1 million per month. Accordingly, we believe that it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements to fund the further development and regulatory activities that we plan to conduct. At this time, we expect to satisfy our future cash needs through private or public sales of our securities, option/warrant exercises, debt financings and/or partnering/licensing transaction. However, we cannot be certain that any of such transactions will be available to us on acceptable terms, or at all. Volatility in the financial markets has adversely affected the market capitalizations of many bio-pharmaceutical companies, particularly small capitalization companies such as us, and has generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

In May 2019,  we identified a material weakness relating to identification of information for appropriate disclosure. The material weakness related to a deficiency in the procedures in place to ensure the timely and complete disclosure of certain information to our Disclosure Committee. Due to this material weakness, the Disclosure Committee revised the Disclosure Committee charter and implemented additional procedures and controls to remediate the material weakness identified.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b), with particular emphasis on ensuring the accuracy and completeness of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.  Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s remediation plan to measure the effectiveness of the revised disclosure controls and procedures have not been in place long enough to fully assess their control design and effectiveness as of September 30, 2019.

Notwithstanding the ongoing measurement of the effectiveness of the remediation plan to assess the effectiveness of the revised disclosure controls, management has concluded that the Financial Statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

The Company has implemented remedial procedures to address the material weakness in our disclosure controls and procedures identified above. These remedial procedures will continue throughout the remainder of fiscal 2019 and had no impact on our internal controls over financial reporting that occurred during the period covered by this report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding our Legal Proceedings is contained in Note 12 to the Financial Statements.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10‑Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report as updated by our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March  31, 2019 and June 30, 2019, which could materially affect our business, financial condition or future results.

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

NYSE American rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under NYSE American rules, an offering of more than 20% of our total shares outstanding at a price per share less than the greater of book of market value of the stock requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the NYSE American rules. In June 2019, we sold 30.0 million shares of our common stock in a public offering, which was more than 20% of our total shares outstanding at that time at a price per share less than the greater of book or market value of the stock at that time, and if we had not been able to sell through a public offering at that time, such offering would have required stockholder approval. Under current SEC regulations, if at the time the Company files its Form 10-K in 2020, the Company’s public float is less than $75 million, and for so long as its non-affiliated public float is less than $75 million, the amount the Company will be able to raise through primary public offerings of securities in the twelve-month period using its Shelf Registration Statement or a newly filed shelf registration statement on Form S-3 will be limited to an aggregate of one-third of the Company’s non-affiliated public float, which is referred to as the baby shelf rules.

As of September 30, 2019, the Company’s non-affiliated public float was approximately $70.0 million, based on 139,858,643 shares of outstanding common stock held by non-affiliates at a price of $0.50 per share, which was the last reported sale price of the Company’s common stock on the NYSE American Market on September 30, 2019. While the Company was not subject to the baby shelf rules due to its public float being above $75 million during the June 2019 public offering, it is possible that it will be subject to the baby shelf rules in the future. In such event, the amount of financing the Company could raise may be limited.

Ampion is regulated by the FDA, and as such, may subject it to competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created.  The abbreviated regulatory pathway established legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product.  The BPCIA provides a period of exclusivity for product granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA.

This period of regulatory exclusivity does not apply to companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Therefore, if Ampion were to receive reference product exclusivity, a competitor may seek approval of a product candidate under a full BLA. In such a case, although the competitor would not enjoy the benefits of the abbreviated pathway for biosimilar approval created under the BPCIA, the FDA would not be precluded from making effective an approval of the competitor product pursuant to a BLA prior to the expiration of our 12-year period of market exclusivity.

The Company and certain of its directors and executive officers received subpoenas from the SEC requesting documents and information in an investigation relating to the trading of our securities.  These requests have required us to, and may require us in the future to, expend significant financial and managerial resources, which may have a material effect on our business, financial condition, results of operations and cash flows.

In April 2019, we and certain of our directors and executive officers received subpoenas from the SEC requesting documents and information in an investigation relating to the trading of our securities around two significant corporate announcements that resulted in material declines in the market price of our stock. We have cooperated with the SEC’s investigation and have provided documents and information requested in the subpoenas. Although we believe that we have fully complied with all relevant laws and regulations, there can be no assurance that the SEC will not commence an enforcement action against us or our directors and officers, or as to the ultimate resolution of any enforcement action that the SEC may decide to bring. Under applicable law, the SEC has the ability to impose significant sanctions on companies and individuals who are found to have violated the provisions of applicable federal securities laws, including cease and desist orders, civil money penalties, and barring individuals from serving as directors or officers of public companies. We have expended significant financial and managerial resources responding to the SEC subpoena. Defending any enforcement action brought by the SEC against us or members of our management would involve further significant expenditures and the resolution of any such enforcement action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We currently, and from time to time in the future may, outsource portions of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.

We currently, and from time to time in the future may, outsource portions of our internal business functions to third-party providers including information technology, human resources, internal audit testing, and certain calculations and other information that support our accounting and financial reporting, among other things. Third-party providers may not comply on a timely basis with all of our requirements or may not provide us with an acceptable level of service. In addition, our reliance on third-party providers could have significant negative consequences, including significant disruptions in our operations and significantly increased costs to undertake our operations. For example, any failure by the third-party providers that assist us with financial reporting to provide us with accurate information or implement and maintain effective controls may cause us to be unable to meet our reporting obligations as a publicly traded company and we could experience deficiencies in our operations that could have an adverse effect on the effectiveness of our internal control over financial reporting. As a result of our outsourcing activities, it may be more difficult for us to recruit and retain qualified employees for our business needs at any time and if we have a failure in our outsourced financial reporting activities, our independent registered public accounting firm may not be able to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, which may cause investors to lose confidence in the reliability of our financial statements and could result in a decrease in the value of our common stock. Our failure to successfully outsource any material portion of our business functions could materially adversely affect our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 20, 2019, Ampio Pharmaceuticals, Inc. (the “Company”) entered into an Amendment to the Employment Agreement (the “Amendment”) with Daniel Stokely.  The Amendment reduces the amount of stock options granted to Mr. Stokely in connection with Mr. Stokely’s initial appointment as Chief Financial Officer of the Company from 430,000 (the “Original Options”) to 400,000 (the “Corrected Options”) to ensure compliance with the Company’s  current 2010 Stock Option and Incentive Plan.  The Original Options were granted on July 31, 2019 at an exercise price of $0.3887 per share.

In connection with the Amendment, the Company also entered into a Stock Option Cancellation and Grant Agreement for Executive, dated August 20, 2019, with Daniel Stokely (the “Cancellation Agreement”) whereby Mr. Stokely surrendered the Original Options to the Company for cancellation and was granted the Corrected Options.  The exercise price of the Corrected Options is $0.43 per share, which was the closing price of the Company’s common shares on August 20, 2019.  One-half, or 200,000, of the Corrected Options vested on August 20, 2019 while the remaining 200,000 Corrected Options shall vest on July 31, 2022.  The vesting date in the Cancellation Agreement contained an administrative error.  Therefore, the Company entered into an Amendment to the Cancellation Agreement on November 7, 2019 to provide that the unvested half of the 200,000 Corrected Options shall vest on July 31, 2020.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number		Description
10.1		Employment Agreement, dated July 9, 2019, between Ampio Pharmaceuticals, Inc. and Daniel Stokely (1)
10.2		Amendment to Employment Agreement, dated August 20, 2019, between Ampio Pharmaceuticals, Inc. and Daniel Stokely (2)
10.3		Stock Option Cancellation and Grant Agreement for Executive, dated August 20, 2019, between Ampio Pharmaceuticals Inc. and Daniel Stokely (2)
10.4	*	Amendment to Cancellation Agreement, dated November 7, 2019, between Ampio Pharmaceuticals Inc. and Daniel Stokely

10.5	Employment Agreement, dated September 16, 2019, between Ampio Pharmaceuticals, Inc. and Holli Cherevka (3)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019 formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

*    Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on July 10, 2019
(2)	Incorporated by reference from the Registrant’s Form 8-K filed on August 23, 2019
(3)	Incorporated by reference from the Registrant’s Form 8-K filed on September 20, 2019

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: November 7, 2019

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer, Treasurer and Secretary
Date: November 7, 2019