Form 10-Q/A
period 2019-09-30
Ampio Pharmaceuticals, Inc.
filed 2020-01-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

EXPLANATORY NOTE

Ampio Pharmaceuticals, Inc. (the “Company”) is filing this Quarterly Report on Form 10‑Q/A, Amendment No. 1 (the “Quarterly Report on Form 10‑Q/A”) to amend its Quarterly Report on Form 10‑Q for the fiscal quarter ended September 30, 2019, as filed with the Securities and Exchange Commission on November 7, 2019 (the “Original Report”).  The purpose of this Quarterly Report on Form 10‑Q/A is to amend our disclosure in Part I, Item 4, “Controls and Procedures,” of the Original Report to clarify the conclusions of our principal executive officer and principal financial officer regarding the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019 in light of management’s conclusion that the Company’s internal control over disclosure controls contained a material weakness as described on the Form 10‑Q report for the period ended March 31, 2019.  The remainder of the Original Report, including the financial statements and supplementary data, remains unchanged except for the inclusion of new certifications required by Rule 13a‑14 under the Securities Exchange Act of 1934, as amended, as required in connection with the filing of this Quarterly Report on Form 10‑Q/A. Notwithstanding these revisions and the existence of this material weakness, management has concluded that the Company’s consolidated financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2018, as filed on March 18, 2019, and in its Quarterly Reports on Form 10‑Q for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, as initially filed on May 10, 2019, August 9, 2019 and November 7, 2019, respectively are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

We have made no attempt in this Quarterly Report on Form 10‑Q/A to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph. Except as noted above, this Quarterly Report on Form 10‑Q/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Quarterly Report on Form 10‑Q/A should be read in conjunction with the Original Report, and the Company’s other filings with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report, including any amendments thereto.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q/A contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,”  “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. No forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10‑Q/A may include trademarks for Ampion, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10‑Q/A may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

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

In May 2019,  the we identified a material weakness relating to identification of information for appropriate disclosure. The material weakness related to a deficiency in the procedures in place to ensure the timely and complete disclosure of certain information to our Disclosure Committee. As a result of this identified material weakness, the Disclosure Committee revised the Disclosure Committee charter and has implemented additional procedures and controls to remediate the material weakness identified.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15(b) and 15d‑15(b), with particular emphasis on ensuring the accuracy and completeness of our Annual Report on Form 10‑K and this Quarterly Report on Form 10‑Q. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 as a result of the revised disclosure controls and procedures having not been in place for a sufficient period of time in order to adequately assess their control design and effectiveness.  Finally, senior management, including the Chief Executive Officer and Chief Financial Officer, believe all requisite remediation plans have been implemented and the effectiveness of the remediation steps taken by the Company and the disclosure controls will continue to be closely monitored and tested by senior management.

Notwithstanding the identified material weakness and the ongoing measurement of the effectiveness of the remediation plan to access the effectiveness of the revised disclosure controls, management has concluded that the Financial Statements included in the Original Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10‑Q or incorporated by reference as set forth therein.

Exhibit Number	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: January 14, 2020

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
Date: January 14, 2020