Form 10-Q
period 2020-03-31
Ampio Pharmaceuticals, Inc.
filed 2020-05-06
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

As of April 30, 2020, there were 164,851,000 outstanding shares of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

•	Projected operating or financial results, including anticipated cash flows used in operations;
•	Expectations regarding clinical trials for Ampion, capital expenditures, research and development expenses and other payments;
•	Our beliefs and assumptions relating to our liquidity position, including, but not limited to, our ability to obtain near-term additional financing;
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

•

We will need additional capital to fund our operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations;

•

We may be limited in our ability to access sufficient funding through any or a combination of public or private equity offerings, “at-the-market”/continuous equity offerings, or various types of debt financings;

•

We received an SPA agreement from the FDA relating to Ampion for the treatment of severe osteoarthritis of the knee (“OAK”). This SPA agreement does not guarantee approval of Ampion for that indication or any other particular outcome from regulatory review;

•

Our business is highly dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business is likely to be harmed and we may need to cease operations;

•

Ampio has suspended enrollment in its Phase III clinical trial for treatment of severe OAK due to considerations relating to COVID-19 and is exploring options to enable it to complete the study. When the study is able to commence again, completion of the study is expected to be time-consuming, may require significant capital outlay and the outcome of the study cannot be predicted;

•

The suspension of enrollment in our Phase III clinical trial for treatment of severe OAK will likely result in increased costs to us and delay or prevent our ability to file a BLA with the FDA and gain approval to commercialize Ampion for treatment of severe OAK and to generate future revenues. We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing Ampion;
•

We currently, and from time to time in the future may, outsource portions of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition;

•

If we do not receive marketing approval for Ampion, we may not realize the investment we have made in our manufacturing facility, resulting in one or more future impairments that would likely result in a material charge to our operating expenses;

•

While we deem the likelihood of us utilizing hazardous materials to be minimal, in the unlikely instance we use hazardous and/or biological materials in a manner that causes injury or violates applicable law, we may be liable for damages or fines;

•

Even if we obtain marketing approvals for Ampion, the terms of approvals and ongoing regulation of our product may limit how we, or our collaborators, manufacture and market our product, which could materially impair our ability to generate revenue;

•

Ampion, for which we may obtain marketing approval in the future, could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product following approval.  The expenses and costs we will incur to comply with FDA post approval requirements could limit our financial resources for other development activities;

•	If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, our business could be harmed, and our stock price may decline;
•	Even if collaborators with which we contract in the future successfully complete clinical trials of Ampion, our product may not be commercialized successfully for other reasons;
•

We might enter into agreements with collaborators to commercialize Ampion once we obtain regulatory approvals, which, if not successful, may adversely affect the sales of our product and our ability to generate revenues;

•	Ampion is regulated by the FDA, and as such, may subject it to direct / indirect competition sooner than anticipated;
•

We could face substantial competition from companies with considerably more resources and experience than we have, which may result in others discovering, developing, receiving approval for, or commercializing competing or alternative products before or more successfully than us;

•	Pending or future potential lawsuits or investigations could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion;
•

We may have difficulties obtaining and maintaining sufficient commercial, directors and officers and other insurance coverage at a cost that does not impose a material burden on the operational liquidity of the Company;

•

If Ampion is commercialized, we cannot give any assurance that it will be accepted by physicians, patients, third-party payors, or the medical community in general in a timely and cost-effective manner;

•

Government and third-party payor restrictions on pricing and reimbursement, as well as other cost-containment initiatives, may negatively impact our ability to generate sufficient operating profits if we obtain regulatory approval to market our product;

•

The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our product internationally. Failure to obtain marketing approval in international jurisdictions would prevent Ampion from being marketed in those jurisdictions;

•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain, and motivate qualified personnel;
•	The COVID-19 pandemic and other significant business interruptions could have a material adverse impact on our ability to operate our business;
•

While we are not aware of any cybersecurity incidents, the cybersecurity landscape continues to evolve and our cyber risk is currently changed due to a majority of our work force working remotely during the COVID-19 pandemic. We may find it necessary to make further investments to protect our data and infrastructure for those or other reasons;

•	Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities;
•	Our ability to compete may decline if we do not adequately protect our intellectual property;
•

A dispute concerning the infringement or misappropriation of our intellectual property or proprietary information or the intellectual property or proprietary information of others could be time consuming and costly, and an unfavorable outcome could harm our business;

•

Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position and our ability to generate future revenue;

•	The price of our common stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock;
•	The price of our common stock may be vulnerable to manipulation;
•

If we cannot continue to satisfy the NYSE American listing maintenance requirements and other rules, our common stock may be delisted, which could negatively impact the price of our common stock for an indeterminable period of time;

•	Our shareholders ability to influence corporate matters is limited;
•	Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of Ampio;
•	Increased costs associated with corporate governance compliance may significantly impact or operational liquidity and have an adverse impact on our results of operations;
•	We have no plans to pay cash dividends on our common stock;
•

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent and ongoing COVID-19 pandemic; and

•	There are no assurances that the Paycheck Protection Program (“PPP”) Loan will be forgivable in whole or in part.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$2,415,000	$6,532,000
Prepaid expenses and other	1,020,000	1,718,000
Total current assets	3,435,000	8,250,000

Fixed assets, net	4,453,000	4,748,000
Right-of-use asset	959,000	1,003,000
Total assets	$8,847,000	$14,001,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,214,000	$4,025,000
Lease liability-current portion	265,000	259,000
Total current liabilities	4,479,000	4,284,000

Lease liability-long-term	1,142,000	1,210,000
Warrant derivative liability	1,233,000	2,064,000
Total liabilities	6,854,000	7,558,000

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized as of 2020 and 2019; shares issued and outstanding - 160,022,000 as of March 31, 2020 and 158,645,000 as of December 31, 2019	16,000	16,000
Additional paid-in capital	191,789,000	191,060,000
Accumulated deficit	(189,812,000)	(184,633,000)
Total stockholders’ equity	1,993,000	6,443,000

Total liabilities and stockholders’ equity	$8,847,000	$14,001,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses
Research and development	$4,254,000	$1,564,000
General and administrative	1,767,000	1,112,000
Total operating expenses	6,021,000	2,676,000

Other income (expense)
Interest income	11,000	24,000
Derivative gain (loss)	831,000	(3,160,000)
Total other income (expense)	842,000	(3,136,000)

Net loss	$(5,179,000)	$(5,812,000)

Net loss per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding:
Basic	159,054,000	111,104,000
Diluted	160,558,000	111,104,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	110,942,000	$11,000	$176,228,000	$(171,003,000)	$5,236,000

Issuance of common stock for services	136,000	—	60,000	—	60,000
Stock-based compensation, net of forfeitures	—	—	28,000	—	28,000
Warrants exercised	50,000	—	20,000	—	20,000
Net loss	—	—	—	(5,812,000)	(5,812,000)

Balance at March 31, 2019	111,128,000	$11,000	$176,336,000	$(176,815,000)	$(468,000)

Balance at December 31, 2019	158,645,000	16,000	191,060,000	(184,633,000)	6,443,000

Issuance of common stock for services	136,000	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the Sales Agreement	1,241,000	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the Sales Agreement	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,000	$16,000	$191,789,000	$(189,812,000)	$1,993,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(5,179,000)	$(5,812,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	213,000	28,000
Depreciation and amortization	295,000	365,000
Issuance of common stock for services	80,000	60,000
Derivative (gain) loss	(831,000)	3,160,000
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other	698,000	(180,000)
Increase (decrease) in accounts payable and accrued expenses	189,000	(5,000)
Decrease in lease liability	(18,000)	(56,000)
Net cash used in operating activities	(4,553,000)	(2,440,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(5,000)
Net cash used in investing activities	—	(5,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the Sales Agreement	682,000	—
Costs related to sale of common stock in connection with the Sales Agreement	(246,000)	—
Proceeds from warrant exercises	—	20,000
Net cash provided by financing activities	436,000	20,000

Net change in cash and cash equivalents	(4,117,000)	(2,425,000)

Cash and cash equivalents at beginning of period	6,532,000	7,585,000
Cash and cash equivalents at end of period	$2,415,000	$5,160,000

Non-cash transactions:
Initial lease liability arising from the adoption of ASC 842	$—	$1,704,000
Initial recognition of right-of-use asset arising from the adoption of ASC 842	—	1,168,000

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K filed with the SEC on February 21, 2020 (the “2019 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2019 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a global pandemic. The ultimate extent to which COVID-19, and measures taken in response to it, will impact the Company’s business is highly uncertain and subject to change. The full extent of potential impacts on the Company’s business and product development, including clinical trials, financing activities and the global economy are still unknown and cannot be predicted due to the uncertain nature of the COVID-19 pandemic and its effects. However, these effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company maintains cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three months ended March 31, 2020, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s accrual for its current Phase III clinical trial (the “AP-013 study”) of Ampion for treatment of severe OAK,  projected future liquidity and resulting going concern position, warrant derivative liability and related periodic gains and losses, stock-based compensation, the projected useful lives and potential impairment of fixed assets, and the valuation allowance related to deferred tax assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Adoption of Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018‑13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance modified the disclosure requirements on fair value measurements. The updated guidance is effective for fiscal years beginning after December 15, 2019, including interim reporting periods within those fiscal years. The Company adopted ASU 2018-13 during the first quarter of 2020 and the adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

The Company reviewed the recent accounting pronouncements and determined that none of the recent accounting pronouncements were applicable.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As of and for the three months ended March 31, 2020, the Company had cash and cash equivalents of $2.4 million and a net loss of $5.2 million. The net loss is primarily attributable to operating expenses of $6.0 million, partially offset with the non-cash derivative gain of $0.8 million that was recognized during the three months ended March 31, 2020. The Company used net cash in operations of $4.5 million for the three months ended March 31, 2020. As of March 31, 2020, the Company had an accumulated deficit of $189.8 million and stockholders’ equity of $2.0 million. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any revenues or profits to date. These existing and on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion, may issue and sell from time to time shares of its common stock. During the three months ended March 31, 2020, the Company sold shares pursuant to the ATM equity offering program, which sales yielded gross proceeds of $0.7 million (see Note 9).

The Company has prepared an updated projection covering the period from April 1, 2020 through March 31, 2021 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $0.8 million per month. The Company is assessing the impact of the COVID-19 pandemic on the AP‑013 study, and, as such, is not currently in a position to project the required liquidity needs for completion of the study. With the receipt of the loan proceeds from the PPP in April 2020 (see Note 13), combined with the planned disciplined use of the ATM equity offering program, it is possible that the Company may have sufficient liquidity to fund operations into first quarter of 2021.  This projection is based on many assumptions that may prove to be incorrect, including, but not limited to, the overall effectiveness of sourcing requisite capital through the ATM equity offering program in a manner that is not materially detrimental to the Company. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, the global COVID-19 pandemic continues to rapidly evolve and its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, is currently highly uncertain and subject to change. The Company expects to seek additional capital investments in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing for such capital raise, which will primarily depend on existing market conditions relative to the Company’s need for funds at such time. However, the Company cannot give any assurance that it will be successful in satisfying its future cash needs in a manner that will be sufficient to fund its operations.

The accompanying unaudited interim financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities, which adjustments may be necessary should the Company be unable to continue as a going concern.

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Clinical trial deposit	$348,000	$946,000
Insurance premiums	229,000	502,000
BLA consulting services deposit	182,000	182,000
Other	146,000	29,000
Annual service agreements	81,000	25,000
Lease deposit	34,000	34,000
Total prepaid expenses and other	$1,020,000	$1,718,000

Note 4  – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of December 31,			As of March 31,
	Useful Lives in Years	2019	Additions	Disposals	2020

Manufacturing facility/clean room	3 - 8	$3,081,000	$—	$—	$3,081,000
Leasehold improvements	10	6,075,000	—	—	6,075,000
Office furniture and equipment	5 - 10	520,000	—	—	520,000
Lab equipment	5 - 8	1,137,000	—	—	1,137,000
Less accumulated depreciation and amortization		(6,065,000)	(295,000)	—	(6,360,000)
Fixed assets, net		$4,748,000	$(295,000)	$—	$4,453,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended March 31,
	2020	2019

Depreciation and amortization expense	$295,000	$365,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019

Accounts payable	$1,226,000	$151,000

Clinical trial	2,563,000	3,288,000
Professional fees	377,000	317,000
Property taxes	25,000	96,000
Other	18,000	30,000
BLA consulting services	5,000	28,000
Insurance premiums	—	21,000
Accrued compensation	—	72,000
Director fees	—	22,000
Accounts payable and accrued expenses	$4,214,000	$4,025,000

Note 6 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2020	2021	2022	2023	2024	Thereafter
Key clinical research trial obligations	$2,193,000	$2,193,000	$—	$—	$—	$—	$—
BLA consulting services	1,143,000	—	1,143,000	—	—	—	—
Statistical analysis and programming consulting services	350,000	350,000	—	—	—	—	—
Employment agreements	1,911,000	649,000	783,000	466,000	13,000	—	—
	$5,597,000	$3,192,000	$1,926,000	$466,000	$13,000	$—	$—

Key Clinical Research Trial Obligations

In March 2019, the Company entered into a contract with a clinical research organization (“CRO”) in connection with the AP-013 study totaling $6.2 million and covering an initial clinical trial size of 724 patients, which was increased by $4.1 million in January 2020 as a result of an increase in number of patients to 1,034 resulting in the CRO contract commitment totaling $10.3 million. From the inception of this contract through March 31, 2020,  the Company incurred and accrued cumulative costs totaling $8.3 million against the contract. This contract had an outstanding obligation for future costs and services totaling $1.9 million as of March 31, 2020. In March 2020, recognizing the challenges due to the global COVID-19 pandemic, the Company announced the close of patient enrollment in the AP-013 study. The Company is exploring options to enable it to complete the AP-013 study; however, it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Due to the uncertainty resulting from COVID-19, the future contractual commitment amount related to the AP-013 study may change. The following table provides further detail of the Company’s current contractual obligations for the conduct of the AP-013 study, which does not include any changes related to the potential impact of COVID-19, as such impacts are unknown and cannot be reasonably estimated at the date of this filing:

March 31, 2020

Original contract	$6,180,000
Amendment to contract	4,075,000
Total Contract	$10,255,000

Initial deposit (included in original contract amount)	$861,000
Amendment to deposit	699,000
Expenses incurred applied to deposit	(1,212,000)
Remaining Deposit	$348,000

Expenses incurred/accrued (includes expenses applied to deposit)	$8,314,000

Total future commitment	$1,941,000

In June 2019, the Company entered into a contract with a patient recruitment services company in connection with the AP-013 study totaling $264,000. In September 2019, the Company finalized contract negotiations to increase the contract to $377,000 as a result of an increased number of patients, from 724 to 1,034, required for the study. In January 2020, the Company finalized contract negotiations to increase the contract to $698,000 as a result of increased advertising for the AP-013 study. The Company estimates that it incurred an additional $20,000 of expense relating to printing supplies for this contract. Therefore, the Company expects the contract to total $718,000. The Company had incurred cumulative costs under the current contract totaling $718,000 and had no outstanding obligation as of March 31, 2020.

In November 2019, the Company entered into a contract with a  clinical staff outsourcing firm to assist with the AP-013 study, with an adjusted estimated cost totaling approximately $463,000 as of March 31, 2020. The Company had incurred and accrued cumulative costs under the current contract totaling $211,000 and had outstanding future obligations totaling $252,000 as of March 31, 2020.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million. This contract required a deposit of $364,000, of which $182,000 was funded and is recorded within the “prepaid expenses and other” line item on the balance sheet. The Company incurred cumulative costs totaling $69,000 against this contract and had outstanding obligations totaling $1.1 million as of March 31, 2020. This contract does not have an expiration date. The Company incurs costs under the contract as sections of the BLA are drafted for the submission of the complete BLA to the U.S. Food and Drug Administration (“FDA”). Due to the unknown impact of COVID-19 on the AP-013 study specifically, and the Company’s operations generally, at the date of this filing, the Company expects the incurrence of the remaining costs associated with the preparation of the BLA filing to be postponed until fiscal 2021.

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $578,000. The Company had incurred cumulative costs totaling $228,000 against the contract as of March 31, 2020 and, as such, had an outstanding obligation of $350,000 at March 31, 2020.

Employment Agreements

On December 14, 2019, the Company entered into a new three-year employment agreement with Mr. Macaluso,  Chief Executive Officer, which became effective January 10, 2020, immediately following the expiration of his prior employment agreement. The new employment agreement provides for an annual salary of $300,000 and term ending January 10, 2023, subject to certain automatic renewal provisions.

On September 16, 2019, the Company entered into a new two-year employment agreement with Ms. Cherevka, Chief Operating Officer, which by its terms cancelled the previous employment agreement on such date. The new employment agreement provides for an annual salary of $280,000 and a term ending September 16, 2021, subject to certain automatic renewal provisions.

The Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer, on July 9, 2019, which provided for an annual salary of $285,000 and a term beginning July 31, 2019 and lasting for three years, subject to certain automatic renewal provisions. The employment agreement, as amended in December 2019, allowed for reimbursement of reasonable commuting and relocation expenses for up to eight months. The commuting and relocation expenses were incurred in full as of March 31, 2020.

Amounts noted above do not assume the continuation of employment beyond the contractual terms of each employee’s existing employment agreements.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of March 31, 2020:

	Facility Lease Payments	2020	2021	2022	2023	2024	Thereafter

Remaining Facility Lease Payments	$1,597,000	$253,000	$345,000	$355,000	$364,000	$280,000	$—
Less: Discount Adjustment	(190,000)
Total lease liability	$1,407,000

Lease liability-current portion	$265,000

Long-term lease liability	$1,142,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of March 31, 2020:

Right-of-Use Asset

Balance as of December 31, 2019	$1,003,000
Amortization	(44,000)
Balance as of March 31, 2020	$959,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended March 31,
	2020	2019

Lease expense	$67,000	$66,000

Note 7 – Warrants

The Company has issued equity-classified warrants and liability warrants in conjunction with previous equity raises. The Company had a total of 2.7 million equity-classified warrants and 4.4 million liability warrants outstanding as of March 31, 2020.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding at December 31, 2019	7,116,000	$0.57	3.41
Warrants issued	—	$—
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding at March 31, 2020	7,116,000	$0.57	3.16

The total value for the warrant derivative liability as of March 31, 2020 is approximately $1.2 million. See Note 8 for additional information regarding the warrant derivative liability.

Note 8 - Fair Value Considerations

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. Warrants are recorded at estimated fair value-based utilization of the Black-Scholes warrant pricing model.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$1,233,000	$1,233,000

December 31, 2019
Liabilities:
Warrant derivative liability	$—	$—	$2,064,000	$2,064,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2019	$2,064,000
Warrant exercises	—
Change in fair value	(831,000)
Balance as of March 31, 2020	$1,233,000

Note 9 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of March 31, 2020 and December 31, 2019.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

March 31, 2020

Authorized shares	300,000,000

Common stock outstanding	160,022,000
Options Outstanding	6,240,000
Warrants Outstanding	7,116,000
Reserved for issuance under 2019 Stock and Incentive Plan	9,516,000

Available shares	117,106,000

Average Stock Price:
30 day	$0.48
60 day	$0.57
90 day	$0.60

Shelf Registration

In March 2017, the Company filed a shelf registration statement on Form S‑3  (the “Prior Shelf Registration Statement”) with the SEC to register the Company’s common stock, preferred stock, debt securities, warrants and units in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The Prior Shelf Registration Statement was declared effective in April 2017 by the SEC and was terminated in May 2020.  In April 2020, the Company filed a shelf registration statement on Form S-3 (the “New Shelf Registration Statement”) with the SEC to register the Company’s common stock, preferred stock, debt securities, warrants and units in an aggregate amount of up to $100.0 million for offerings from time to time, which was declared effective in May 2020. However, the Company’s ability to issue and sell securities under the New Shelf Registration Statement may be limited, based on many factors including, but not limited to, the volatility of the Company’s stock price, the trading volume of the Company’s stock, and the number of remaining authorized shares available for the Company to issue.

Sales Agreement

In February 2020, the Company entered into a Sales Agreement with two agents to implement an ATM equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents. Subject to the terms and conditions of the Sales Agreement, the agents shall use their commercially reasonable efforts to sell shares from time to time, based upon the Company’s instructions as documented on a purchase notification form. The Company has no obligation to sell any shares and may, at any time and at its sole discretion, suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Company provided the agents with customary indemnification rights, and the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company of the shares sold.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement as of March 31, 2020:

Sales Agreement

Total shares of common stock sold	1,241,000

Average price per share	$0.58

Gross Proceeds	$682,000
Commissions earned by placement agents	(27,000)
Legal/Audit fees	(219,000)
Net Proceeds	$436,000

Common Stock Issued for Services

In accordance with the non-employee directors’ compensation package, the Company issued 136,000 and 136,000 shares of common stock valued at $80,000 and $60,000, during the period ended March 31, 2020 and 2019, respectively.

Note 10 - Equity

Options

In December 2019, the Company’s Board of Directors and stockholders approved the adoption of the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), under which shares were reserved for future issuance of equity related awards classified as option awards/grants, restricted stock awards and other equity related awards. The 2019 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 10.0 million shares to be reserved for issuance under the 2019 Plan. The Company’s previous 2010 Stock and Incentive Plan (the “2010 Plan”) was cancelled concurrently with the adoption of the 2019 Plan.

The following table summarizes the activity of the 2019 Plan and the available options to be granted as of March 31, 2020:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted	(484,000)
Remaining shares available for future equity awards	9,516,000

The following table summarizes the Company’s stock option activity under both the 2010 Plan and 2019 Plan:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2019	6,000,000	$1.33	5.40	$—
Granted	340,000	$0.69
Forfeited	(100,000)	$1.70
Outstanding at March 31, 2020	6,240,000	$1.29	5.45	$1,350
Exercisable at March 31, 2020	5,717,000	$1.36	5.08	$1,350

The 100,000 stock options that were forfeited as of March 31, 2020 were issued under the 2010 Plan, which was cancelled as noted above. Therefore, these forfeited stock options were not added back to the 2019 Plan.

Stock options outstanding at March 31, 2020 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
$0.40 - $2.00	5,212,000	$0.73	6.13
$2.01 - $5.00	840,000	$3.28	1.68
$5.01 - $8.62	188,000	$7.97	3.60
	6,240,000	$1.29	5.45

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted during the period ended March 31, 2020, using the following assumptions:

Expected volatility	130.73% - 131.18%
Risk free interest rate	1.62% - 1.67%
Expected term (years)	5.00 - 5.51

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Research and development expenses
Stock-based compensation	$59,000	$—

General and administrative expenses
Issuance of common stock for services	80,000	60,000
Stock-based compensation	154,000	28,000

Total stock-based compensation	$293,000	$88,000

Unrecognized expense at March 31, 2020	119,000

Weighted average remaining years to vest	0.52

Note 11 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator. The following table sets forth the calculations of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net loss	$(5,179,000)	$(5,812,000)
Less: decrease in fair value of investor warrants	(831,000)	—
Loss available to common stockholders	$(6,010,000)	$(5,812,000)

Basic and diluted weighted-average common shares outstanding	159,054,000	111,104,000
Add: dilutive effect of equity instruments	1,504,000	—
Diluted weighted-average shares outstanding	160,558,000	111,104,000
Earnings per share – basic	$(0.03)	$(0.05)
Earnings per share – diluted	$(0.04)	$(0.05)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as following:

	Three Months Ended March 31,
	2020	2019
Outstanding stock options	5,948,000	5,426,000
Warrants to purchase shares of common stock	5,904,000	22,233,000
Total potentially dilutive shares of common stock	11,852,000	27,659,000

Note 12 – Litigation

On August 25, 2018, a purported stockholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California, captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”). Plaintiff in the Securities Class Action alleges that the Company and certain of its current and former officers violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. Plaintiff in the Securities Class Action seeks unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On September 27, 2019, the Court presiding over the Securities Class Action issued an order appointing a Lead Plaintiff and Lead Counsel, pursuant to the Private Securities Litigation Reform Act. Lead Plaintiff filed an amended complaint in late 2019. The Company filed a motion to dismiss the amended complaint on February 10, 2020. On March 26, 2020, Lead Plaintiff filed a brief in opposition to the Company’s motion to dismiss. The Company filed a reply to the Plaintiff’s brief in opposition on April 27, 2020.

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

Note 13 – Subsequent Events

In May 2020, pursuant to the Company’s IND application submitted and received by the FDA in April 2020, the Company received follow-up correspondence from the FDA requesting that additional information be provided prior to the Company’s expected receipt of authorization to conduct a clinical study of nebulized Ampion in patients suffering from the serious COVID-19 complication of moderate to severe Acute Respiratory Distress Syndrome (“ARDS”).  The Company is working diligently to respond.

In April 2020, the Company received additional gross proceeds from the sale of 5.2 million shares of common stock in connection with the Sales Agreement of $2.7 million, which was offset by offering related costs of $0.1 million.

In April 2020, the Company received loan proceeds of $543,900 under the PPP Loan (the “PPP Loan”).  The PPP was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The PPP Loan to the Company was made through KeyBank National Association (the “Lender”).

The term of the PPP Loan is two years. The annual interest rate is 1.0%. Payments of principal and interest on the PPP Loan will be deferred for the first six months of the loan term. The Company may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the eight-week measurement period following receipt of the loan proceeds.  The Company cannot give any assurance that it will obtain forgiveness of the PPP Loan in whole or in part.

In the event that no amount or less than all of the PPP Loan is forgiven, commencing in November 2020, the Company will be required to make principal and interest payments totaling $22,900 per month over the remaining term of the PPP Loan, with the remaining balance, if any, due and payable at the end of the term. The Company may prepay the PPP Loan without penalty. The loan agreement evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, or breaches of representations and warranties, or other provisions of the loan agreement. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or the Lender filing suit and obtaining a judgment against the Company.

The SBA and the United States Treasury (“Treasury”) continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for loans made under the PPP.  In particular, subsequent to the funding of the PPP Loan, Treasury published guidance that specifically addressed the certification required to be made by each PPP loan applicant, including the Company: “current economic uncertainty makes this loan request necessary to support the ongoing operations of the Applicant.” The guidance indicated that “borrowers must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.” The Company has re-assessed its certification in good faith, taking into account its current business activity and its ability to access other sources of liquidity sufficient to support its ongoing operations in a manner that is not significantly detrimental to the business, and, based on this reassessment, the Company believes that the PPP Loan is necessary to support the Company’s ongoing operations. However, as of the date hereof, neither the SBA nor Treasury has released any further interpretive guidance regarding the required borrower certification or any final regulations relating to the forgiveness of loans made under the PPP.  In the absence of such guidance or final regulations, the Company cannot give any assurance that its certification will be adequate or that the PPP Loan will be forgivable in whole or in part.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above, Part II, Item 1A of this Quarterly Report on Form 10‑Q, “Risk Factors,” and the risk factors included in our 2019 Annual Report.

EXECUTIVE SUMMARY

We are a pre-revenue clinical development stage biopharmaceutical company focused entirely on the development of Ampion, our lead product candidate, to treat prevalent inflammatory conditions for which there are limited treatment options.

The pharmaceutical market is a highly competitive industry with strict regulations that are time intensive and costly. However, we are committed to offer a compelling therapeutic option for the patients most in need of new treatment options for moderate to severe OAK. In addition, we are exploring the potential benefit of Ampion as a nebulized treatment for a serious complication of COVID-19, the rapid onset of respiratory failure, termed ARDS.

Since we are solely engaged in the clinical development phase, we have not generated revenue to date. Our operations have been funded solely through equity raises, which have occurred from time to time since inception.

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

Ampion is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe OAK, and as a potential nebulized treatment for ARDS.

The FDA provided guidance that we should complete a clinical trial of severe OAK patients with concurrent controls that would be carried out under a Special Protocol Assessment (“SPA”). An SPA is a process in which sponsors may ask to meet with the FDA to reach agreement with the FDA on the design and size of certain clinical trials to determine if they adequately address scientific and regulatory requirements for a study that could support regulatory submission.

In June 2019, we received an SPA agreement from the FDA and commenced our AP-013 study titled, “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”.

In late March 2020, we announced the closing of patient enrollment in our AP-013 study at the recommendation of our Safety Monitoring Committee (“SMC”) and due to extenuating circumstances relating to COVID-19 to minimize the risk to study participants.  Recognizing these challenges, we are exploring options to enable us to complete the study, but it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or completely. Due to the uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may change.

In late March 2020, we also announced the potential use of nebulized Ampion for the treatment of a serious complication of COVID-19, the rapid onset of respiratory failure, ARDS. Based on Ampion’s immunomodulatory and anti-inflammatory action, we believe that it may help individuals with widespread inflammation in the lungs and that treatment with Ampion may reduce this serious complication of COVID-19.

AMPION

Ampion for Osteoarthritis

We have developed a novel biologic drug, Ampion, which contains a  blood-derived cyclized peptide and small molecules that target multiple pathways in the innate immune response and other pathways that are characteristic of OAK disease. Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage in osteoarthritis. In vitro studies have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins. Ampion has also been shown in vitro to regulate the cellular pathways responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK;  provides market expansion potential as a disease modifying biologic; and may provide a treatment option for other inflammatory and degenerative indications.

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

Ampion Development for Osteoarthritis

Since our inception, we have conducted multiple clinical trials and have advanced through late-stage clinical trials in the United States, initially under the guidance of the FDA’s Office of Blood Research and Review and most recently under the guidance of the FDA’s Office of Tissues and Advanced Therapies.

Study AP‑003‑A was a multicenter, randomized, double-blind trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported across the Ampion and saline groups in the study. There were no drug-related serious adverse events.

In 2018, the FDA reiterated and confirmed that our successful pivotal Phase III clinical trial, AP‑003‑A, was adequate and well-controlled, provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. The FDA provided guidance that we should complete an additional trial of KL 4 severe OAK patients with concurrent controls that would be carried out under an SPA so that we could obtain FDA concurrence on the trial design prior to initiation of the trial.

As noted above, we received an SPA agreement in June 2019 from the FDA for a clinical protocol for the AP‑013 study. The SPA agreement for the AP‑013 study finalized patient enrollment at 1,034 patients, with a sample size assessment at an interim analysis of 724 patients to allow an adjustment up to 1,551 patients if deemed necessary. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP‑013 study adequately addressed the objectives necessary to support a regulatory submission. According to the FDA’s guidance for industry regarding SPAs (published in April 2018), an SPA documents the FDA’s agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission, however final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entire data in the application. Following the receipt of the SPA agreement, we initiated the AP‑013 study, identified and engaged clinical sites for the clinical trial, and initiated dosing of patients at those sites. As of December 31, 2019, we completed the enrollment and dosing of 724 patients required from the interim analysis sample size assessment.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The Centers for Disease Control and Prevention (“CDC”) projects that COVID-19 deaths in the U.S. may eventually number in the hundreds of thousands, and potentially in the millions. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years, and the CDC have indicated that older adults, 65 years and older, are at higher risk for severe illness during the current COVID-19 pandemic. This guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, the FDA acknowledged the impact of COVID-19 on clinical trials in a published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the Agency’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the SMC for the AP-013 study recognized the impact of COVID-19 on the clinical trial. Therefore, in late March 2020, we announced the closing of patient enrollment in our AP-013 study at the recommendation of our SMC and due to extenuating circumstances relating to COVID-19 virus to minimize the risk to study participants. Recognizing these challenges, we are exploring options to enable us to complete the study, but it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all.

Ampion for Acute Respiratory Distress Syndrome secondary to COVID-19 infection

The COVID-19 pandemic has resulted in millions of cases and hundreds of thousands of deaths worldwide with figures continuing to grow dramatically.  The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). The CDC has estimated that approximately 20% of patients with COVID-19 will progress to severe disease. Complications of severe COVID-19 infection include ARDS, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (e.g. secondary bacterial infection). The primary cause of death associated with COVID-19 infection is ARDS, and, as of the date of this filing, there are no approved treatments for ARDS or the COVID-19 infection.

An article published in peer-reviewed journal, The Journal of the American Medical Association, by Bellani et al. in February 2016 titled, ‘Epidemiology, Patterns of Care, and Mortality for Patients With Acute Respiratory Distress Syndrome in Intensive Care Units in 50 Countries’, indicates that under normal circumstances, there is approximately a 40% mortality rate for patients with ARDS. COVID-19 is newly emerging, and there is little published research on mortality in this subset of patients; however, we believe that ARDS secondary to COVID-19 infection may prove to be more lethal than ARDS due to other causes. A study of 191 patients in Wuhan, China reported that 50 of the 54 patients with COVID-19 who died during their hospitalization developed ARDS, while only nine of the 137 survivors developed ARDS. This study, published in The Lancet by Zhou et al. in March 2020, demonstrates an 85% (50/59) case mortality rate of ARDS secondary to COVID-19 infection, which is more than double the mortality rate observed without COVID-19 infection.

The CDC has reported that among all patients with a COVID-19 infection, between 3%-17% develop ARDS, but that percentage increases to 67%-85% for patients admitted to an intensive care unit. An article published in The New England Journal of Medicine in March 2020 states that based on the size and scope of the COVID-19 pandemic, the disease burden on healthcare facilities and hospitals is expected to be severe, and estimates of material requirements for the treatment of COVID-19 patients indicate the US is likely to experience widespread shortages of critical standard of care items such as ventilators throughout much of 2020. We believe that it is imperative that effective treatments are identified and developed to address the full spectrum of clinical features of ARDS secondary to COVID-19 infection. For instance, it has been reported that treatments that reduce required time on ventilation would free up equipment and staff resources and allow additional COVID-19 infected patients access to critical and potentially life-saving care. As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome of COVID-19 patients experiencing ARDS.

Ampion Development for ARDS

As reported in The Lancet in February 2020 by Huang et al., patients with coronavirus infection, including COVID-19, present symptoms which are primarily fever, fatigue and dry cough. In some cases, the disease progresses to severe illness, dyspnea and hypoxemia within one week after onset of the disease. These patients with severe illness develop ARDS requiring intensive care, oxygen therapy and ventilation. ARDS is an inflammatory process, and when secondary to COVID-19, the inflammatory response is exaggerated after being triggered by the initial viral infection.

During ARDS, including ARDS secondary to COVID-19, the activation of the innate immune system leads to a dysregulated or “hyper-inflammatory” response, resulting in the excess release of innate pro-inflammatory cytokines by alveolar macrophages and neutrophils as part of a “cytokine storm”. In humans, the severity of ARDS is closely related to increased serum levels of pro-inflammatory cytokines accompanied by a corresponding decrease in anti-inflammatory cytokines. These findings have been published in Cell Host and Microbe in February 2016 by Channappanavar et al. and in The International Journal of Clinical and Experimental Pathology in January 2017 by Yang et al.

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders, such as ARDS. Development of Ampion supports a mechanism of action as an immunological agent which decreases the production of physiological mediators (e.g., cytokines and chemokines) responsible for inflammation and tissue damage, while simultaneously promoting the production of those mediators required for resolving inflammation and tissue repair. One of the most common and problematic clinical features of ARDS is pulmonary edema, which causes hypoxemia and may result in death. Cellular models treated with Ampion indicate treatment enhances microvascular barrier function in the lung to protect this facet of ARDS. Ampio is currently working with the FDA to receive authorization to develop Ampion as a potential treatment for ARDS secondary to COVID-19 infection.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 9 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue clinical development stage company that has incurred an accumulated deficit of $189.8 million through March 31, 2020. We expect to generate continued operating losses for the foreseeable future as we continue development of Ampion towards filing a BLA for regulatory approval by the FDA. In addition, we are exploring collaboration agreements with multiple strategic partners with the goal of limiting the extent of our future losses.

Due to the COVID-19 pandemic, the U.S. government-imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Additionally, on March 10, 2020, the Governor of Colorado (the “Governor”) declared a State of Emergency related to the presence of COVID-19 in the State of Colorado. The Colorado Department of Public Health and Environment and the Tri-County Health Department confirmed that COVID-19 continues to spread throughout the state of Colorado including Douglas County, where the Company is located. On March 13, 2020, Douglas County declared a State of Emergency and on March 25, 2020, the Governor issued a “Stay-in-Home” executive order ordering Coloradans to stay in place due to the presence of COVID-19. The Tri-County Health Department, which has public health jurisdiction over a number of counties including Douglas County, issued a “Stay-at-Home” Public Health Order. The “Stay-at-Home” executive order and the public health order both directed residents to remain at home and only leave to engage in activities or perform tasks critical related to their health and safety, or to the health and safety of their family or household members or to go to or return from place of employment that is considered critical work. The “Stay-at-Home” executive order exempted certain “critical businesses” including healthcare operations, which includes research and laboratory services and pharmaceutical and biotechnology companies. On April 26, 2020, the Governor and the Tri-County Health Department issued a “Safer-at-Home” that ended the “Stay-at-Home” order and permitted certain non-critical businesses to operate with restrictions. While the “Safer-at-Home” executive order allows non-critical businesses to begin operations subject to restriction, it still strongly encourages residents to remain at home. We believe we are considered a “critical business” as defined in the executive orders; however, the orders’ social distancing requirements have modestly impacted our operations. The extent of such impact is uncertain at this time and will depend on the length of time such restrictions continue.

As a result of the public health directives and orders, as of the date of this filing, approximately 50% of our workforce are working remotely from their homes on either a full time or a part-time basis. In addition, and as a result of the public health directives and orders related to the COVID-19 pandemic, in April 2020 the Company paused all ongoing conduct associated with the AP-013 study. The continued executive order, shelter-in-place orders and our policies may continue to negatively impact productivity, have adverse effects on the Company’s business, operations, financial condition and results of operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our ongoing business operations.

While we continue to explore all viable options to complete the AP-013 study, it remains possible that the COVID-19 pandemic may prevent completion of the study at this time or at all. Even if the study is completed in the future, the Company anticipates the impact of the COVID-19 pandemic on the AP-013 study will result in a delay of its projected timeline for submitting a BLA for marketing approval of Ampion for treatment of severe OAK. At this time, the expected delay in the BLA submission timeline cannot yet be determined. The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically in other ways. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital. In addition, a recession or market correction resulting from the spread of COVID-19 could materially negatively affect our business, ability to raise financing and the value of our common stock.

As of March 31, 2020, we had $2.4 million of cash and cash equivalents.  In April 2020, we received loan proceeds of $0.5 million under the PPP Loan. We may apply for and be granted forgiveness for all or a portion of the PPP Loan, as long as the loan proceeds are used for qualifying expenses, which include payroll costs, rent and utility costs over the eight-week period following receipt of the loan proceeds (see Note 13 to the Financial Statements). As of April 30, 2020, we had received gross proceeds from the sale of 6.4 million shares of common stock in connection with the Sales Agreement of $3.4 million, which was offset by offering related costs of $0.4 million.  With the receipt of the proceeds from the PPP Loan, combined with the planned disciplined use of the ATM equity offering program, it is possible that the Company may have sufficient liquidity to fund operations into first quarter of 2021. This projection is based on many assumptions that may prove to be incorrect, including, but not limited to, the overall effectiveness of sourcing ongoing requisite capital through the ATM equity offering program in a manner that is not materially detrimental to the Company. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, the global COVID-19 pandemic continues to rapidly evolve and its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, is currently highly uncertain and subject to change.  These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our New Shelf Registration Statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, less any sales from the ATM equity offering program that occurred between April 1, 2020 through the effective date of the New Shelf Registration Statement. However, we cannot be certain that we will be able to secure additional financing or that any funding, if secured under the New Shelf Registration Statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing shareholders.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance(s), useful lives of assets and remaining useful lives, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability, clinical trial accrual and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2019 Annual Report.  Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2019 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2020) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS –

Results of Operations – March 31, 2020 Compared to March 31, 2019

We recognized net loss for the three months ended March 31, 2020 (“2020 quarter”) of $5.2 million compared to net loss recognized of $5.8 million for the three months ended March 31, 2019 (“2019 quarter”). The net loss during the 2020 quarter was primarily attributable to operating expenses of $6.0 million,  partially offset by the non-cash derivative gain of $0.8 million. The decrease in our stock price from $0.58 as of December 31, 2019 to $0.42 as of March 31, 2020 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2020 quarter. The net loss during the 2019 quarter was attributable to the recognition of a non-cash derivative loss of $3.1 million,  along with operating expenses totaling  $2.7 million that were incurred. The increase in our stock price from $0.39 as of December 31, 2018 to $0.56 as of March 31, 2019 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2019 quarter. The operating expenses increased $3.3 million from the 2019 quarter to the 2020 quarter primarily due to a $2.7 million increase in research and development costs and a $0.6 million increase in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and excludes an allocation of general and administrative expenses:

	Three Months Ended March 31,
	2020	2019
Clinical trial and sponsored research expenses	$3,011,000	$284,000
Salaries and benefits	696,000	633,000
Depreciation	293,000	303,000
Laboratory	92,000	125,000
Stock-based compensation	59,000	—
Operations / manufacturing	33,000	111,000
Professional fees	25,000	39,000
Regulatory / FDA	23,000	45,000
Equipment rental and repair	22,000	24,000
Total research and development	$4,254,000	$1,564,000

Research and development costs increased approximately $2.7 million, or 172.0%, for the 2020 quarter compared to the 2019 quarter. The increase is primarily attributable to the clinical trial and sponsored research expenses associated with the AP-013 study that commenced in June 2019. While we cannot reasonably estimate the financial impact of COVID-19 at this time,  due to stay-at-home mandate(s) issued by state and federal governments in response to the pandemic and travel restrictions implemented by the CRO, we expect costs associated with the AP-013 study to decrease during the second quarter of 2020. Salary and benefit costs increased $63,000 for the 2020 quarter compared with the 2019 quarter primarily due to annual merit increases and the addition of three new positions in February 2019, which provided direct management and oversight of the AP-013 study, prior to and when it commenced in June 2019.  Stock-based compensation increased for the 2020 quarter compared to the 2019 quarter due to the issuance of stock options to employees.  These increases were partially offset by decreases in laboratory expense and operations/manufacturing expenses. Laboratory expenses decreased as we finalized a quality control project related to the manufacturing of Ampion. Operations/manufacturing expenses decreased as we completed the production of Ampion vials to be utilized in the AP-013 study.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Professional fees	$739,000	$394,000
Stock-based compensation	234,000	88,000
Insurance	273,000	130,000
Salaries and benefits	237,000	229,000
Facilities	127,000	131,000
Director fees	84,000	67,000
Travel and meetings	44,000	14,000
Other	26,000	37,000
Depreciation	3,000	22,000
Total general and administrative	$1,767,000	$1,112,000

General and administrative costs increased $0.6 million, or 58.9%, for the 2020 quarter compared to the 2019 quarter. Professional fees increased primarily due to an increase in legal fees related to ongoing current litigation and government investigation matters, as well as fees incurred relating to the evaluation of certain strategic opportunities.  Stock-based compensation increased due to the issuance of stock options to employees. Insurance expense increased during the 2020 period compared to the 2019 period primarily due to an increase of $0.5 million in our D&O insurance premiums covering our new policy period, which is consistent with increases experienced by the overall market for public biopharmaceutical companies. Travel and meetings expenses increased during the 2020 period compared to the 2019 period as our clinical team performed site visits, along with incremental travel and relocation related expenses consistent with the  Chief Financial Officer’s employment agreement.

Net Cash Used in Operating Activities

During the three months ended March 31, 2020 our operating activities used approximately $4.5 million in cash, which was modestly less than our net loss of $5.2 million primarily as a result of a decrease in working capital totaling $0.9 million and non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.6 million; partially offset by a non-cash adjustment for the warrant derivative totaling $0.8 million.

During the three months ended March 31, 2019, our operating activities used approximately $2.4 million in cash, which was less than our net loss of $5.8 million, primarily as a result of the non-cash charges related to the loss from the warrant derivative totaling $3.2 million, as well as depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.5 million; partially offset by changes in operating assets and liabilities totaling $0.2 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020,  $0 cash was used to acquire manufacturing machinery and equipment.

During the three months ended March 31, 2019, cash was used to acquire $5,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the three months ended March 31, 2020, we received gross proceeds from the sale of 1.2 million shares of common stock in connection with the Sales Agreement of $0.7 million, which was offset by offering related costs of $0.2 million.

During the three months ended March 31, 2019, we received $20,000 from warrant exercises.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and clinical development activities for the advancement of Ampion towards BLA submission, which has required raising capital. As of March 31, 2020, we do not have a committed source of liquidity to meet our expected obligations for the next twelve months. Specifically, we had $2.4 million of cash and cash equivalents as of March 31, 2020.  With the receipt of the proceeds from the PPP Loan, combined with the planned disciplined use of the ATM equity offering program, it is possible that the Company may have sufficient liquidity to fund our operations into first quarter of 2021.  This projection is based on many assumptions that may prove to be incorrect,  including, but not limited to, the overall effectiveness of sourcing ongoing requisite capital through the ATM equity offering program in a manner that is not materially detrimental to the Company. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, the global pandemic of COVID-19 continues to rapidly evolve and its effects on our business, financial condition and results of operations are highly uncertain and subject to change. We anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing for any such capital raising activity, which will primarily depend on existing market conditions relative to our need for funds at such time.

The audit reports on our financial statements for the fiscal year ended December 31, 2019 contained an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through March 31, 2021. This projection reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $0.8 million per month. The Company is assessing the impact of the COVID-19 pandemic on the AP-013 study, and, as such is not currently in a position to project the required liquidity needs for completion of the study. Accordingly, we believe that it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements to fund the further development and regulatory activities that we plan to conduct. In May 2020,  we declared the New Shelf Registration Statement effective and have approximately $100.0 million available with 117.1 million authorized shares remaining. At this time, we expect to satisfy our future cash needs through our disciplined use of our ATM equity offering program, which may be further leveraged with the use of other means of private or public sales of our securities, option/warrant exercises, debt financings and/or a  partnering/licensing transaction. The continued volatility in the financial markets has adversely affected the market capitalizations of many pre-revenue stage biopharmaceutical companies, particularly small capitalization companies such as Ampio, and generally has made equity and debt financing difficult to obtain in a manner that is not significantly detrimental to the business and without significant dilution to existing shareholders. This volatility, along with the COVID-19 pandemic and other factors, may limit our access to additional financing.

If we cannot obtain funding through capital raises and/or partnering/licensing transactions in the future when we require it, we will be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or our future commercialization efforts and/or suspend operations for a period until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This would lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10‑Q and the risk factors included below, you should carefully consider the factors in

Part I, “Item 1A. Risk Factors” in our 2019 Annual Report as updated by our Quarterly Reports on Form 10-Q filed with the SEC,  which could materially affect our business, financial condition or future results.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition and results of operations. International stock markets have begun to reflect the uncertainty associated with the slow-down in the global economy and the reduced levels of international travel experienced since the COVID-19 pandemic. In addition, beginning in February 2020, there has been a significant decline in the DOW Industrial Average which is largely attributed to the direct and indirect effects of the COVID-19 pandemic.

Due to the uncertain nature of the pandemic, any resulting financial impact cannot be reasonably estimated at this time. The extent to which COVID-19 impacts our business including our operations, clinical trial, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, and include the duration, severity and scope of the pandemic and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19. Existing insurance coverage may not provide protection for all, or any, costs that may arise from all such possible events. We are still assessing the impact of COVID-19 on our business operations,  system supports and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

There are no assurances that the PPP Loan will be forgivable in whole or in part.

In April 2020, the Company received PPP Loan proceeds of $543,900. The PPP Loan matures in April 2022 and has an annual interest rate of 1.0%. Payments of principal and interest are deferred until November 2020. Pursuant to Section 1106 of the CARES Act, the Company may apply for and be granted forgiveness for all or a portion of the PPP Loan.  Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the eight-week measurement period following receipt of the loan proceeds.

Additionally, the SBA and the Treasury continue to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. The Company continues to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, in the absence of final guidance or regulations and based on the Company’s projected ability to use the loan proceeds for qualifying expenses, the Company cannot give any assurance that the PPP Loan will be forgivable in whole or in part.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
10.1	Sales Agreement, dated as of February 20, 2020, by and among ThinkEquity, a division of Fordham Financial Management, Inc., Roth Capital Partners LLC and Ampio Pharmaceuticals, Inc.(1)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020 formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

*    Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on February 20, 2020

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: May 6, 2020

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer, Treasurer and Secretary
Date: May 6, 2020