Form 10-Q
period 2020-06-30
Ampio Pharmaceuticals, Inc.
filed 2020-07-31
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, there were 176,542,000 outstanding shares of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

●	Projected operating or financial results, including anticipated cash flows used in operations;
●	Expectations regarding clinical trials for Ampion, capital expenditures, research and development expenses and other payments;
●	Our beliefs and assumptions relating to our liquidity position, including, but not limited to, our ability to obtain near-term additional financing;
●	Our beliefs, assumptions and expectations about the regulatory approval pathway for Ampion including, but not limited to, our ability to obtain regulatory approval for Ampion in a timely manner, or at all;
●	In the event that the we do not have redundant manufacturing capabilities, we may be forced to rely on third party manufacturers, if we receive regulatory approval; and
●	Our ability to identify strategic partners and enter into beneficial license, co-development, collaboration or similar arrangements.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access sufficient funding through our “at-the-market” offering;
●	the loss of key management personnel upon whom we depend;
●	the progress and results of clinical trials for Ampion;
●	the risk and costs associated with our decision to suspended enrollment in its Phase III clinical trial for treatment of severe OAK due to considerations relating to the COVID-19 pandemic;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of our Ampion, and how Ampion compares to competitive products;
●	the rate and degree of market acceptance and clinical utility of Ampion or any other of our product candidates for which we receive marketing approval;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if our product candidate causes illness, injury or death, or adverse publicity from any such events;

●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or strategic transactions activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Annual Report”), particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10-Q includes trademarks for Ampion, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$4,842,000	$6,532,000
Prepaid expenses and other	1,947,000	1,718,000
Total current assets	6,789,000	8,250,000

Fixed assets, net	4,157,000	4,748,000
Right-of-use asset	915,000	1,003,000
Total assets	$11,861,000	$14,001,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,267,000	$4,025,000
Lease liability-current portion	272,000	259,000
Total current liabilities	2,539,000	4,284,000

Lease liability-long-term	1,071,000	1,210,000
Warrant derivative liability	1,908,000	2,064,000
Total liabilities	5,518,000	7,558,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 173,342,000 as of June 30, 2020 and 158,645,000 as of December 31, 2019	17,000	16,000
Additional paid-in capital	198,869,000	191,060,000
Accumulated deficit	(192,543,000)	(184,633,000)
Total stockholders’ equity	6,343,000	6,443,000

Total liabilities and stockholders’ equity	$11,861,000	$14,001,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses
Research and development	$1,118,000	$2,136,000	$5,373,000	$3,702,000
General and administrative	1,482,000	1,445,000	3,249,000	2,556,000
Total operating expenses	2,600,000	3,581,000	8,622,000	6,258,000

Other income (expense)
Interest income	—	21,000	12,000	45,000
Paycheck protection program funding	544,000	—	544,000	—
Derivative (loss) gain	(675,000)	3,981,000	156,000	822,000
Total other income (expense)	(131,000)	4,002,000	712,000	867,000

Net (loss) income	$(2,731,000)	$421,000	$(7,910,000)	$(5,391,000)

Net loss per common share:
Basic	$(0.02)	$0.00	$(0.05)	$(0.05)
Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding:
Basic	166,393,000	115,031,000	162,723,000	113,079,000
Diluted	166,393,000	118,770,000	163,906,000	117,350,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	110,942,000	$11,000	$176,228,000	$(171,003,000)	$5,236,000

Issuance of common stock for services	136,000	—	60,000	—	60,000
Stock-based compensation, net of forfeitures	—	—	28,000	—	28,000
Warrants exercised, net	50,000	—	20,000	—	20,000
Net loss	—	—	—	(5,812,000)	(5,812,000)

Balance at March 31, 2019	111,128,000	$11,000	$176,336,000	$(176,815,000)	$(468,000)

Stock-based compensation, net of forfeitures	—	—	73,000	—	73,000
Warrants exercised, net	825,000	—	330,000	—	330,000
Issuance of common stock in connection with the "at-the-market" equity offering program	255,000	—	142,000	—	142,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(144,000)	—	(144,000)
Issuance of common stock in connection with public offering	30,000,000	3,000	11,997,000	—	12,000,000
Offering costs related to the issuance of common stock in connection with public offering	—	—	(1,243,000)	—	(1,243,000)
Net income	—	—	—	421,000	421,000

Balance at June 30, 2019	142,208,000	$14,000	$187,491,000	$(176,394,000)	$11,111,000

Balance at December 31, 2019	158,645,000	16,000	191,060,000	(184,633,000)	6,443,000

Issuance of common stock for services	136,000	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,241,000	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,000	$16,000	$191,789,000	$(189,812,000)	$1,993,000

Stock-based compensation, net of forfeitures	—	—	64,000	—	64,000
Stock options exercised, net	1,000	—	—	—	—
Warrants exercised, net	250,000	—	100,000	—	100,000
Issuance of common stock in connection with the "at-the-market" equity offering program	13,069,000	1,000	7,230,000	—	7,231,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(314,000)	—	(314,000)
Net loss	—	—	—	(2,731,000)	(2,731,000)

Balance at June 30, 2020	173,342,000	$17,000	$198,869,000	$(192,543,000)	$6,343,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(7,910,000)	$(5,391,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	277,000	101,000
Depreciation and amortization	591,000	736,000
Paycheck Protection Program funding that offsets qualified expenses	(544,000)	—
Issuance of common stock for services	80,000	60,000
Derivative gain	(156,000)	(822,000)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(229,000)	(1,216,000)
(Decrease) increase in accounts payable and accrued expenses	(1,758,000)	752,000
Decrease in lease liability	(38,000)	(114,000)
Proceeds received under the Paycheck Protection Program	544,000	—
Net cash used in operating activities	(9,143,000)	(5,894,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(14,000)
Net cash used in investing activities	—	(14,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	7,913,000	142,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(560,000)	(144,000)
Proceeds from sale of common stock in connection with the public offering	—	12,000,000
Costs related to sale of common stock in connection with the public offering	—	(1,243,000)
Proceeds from warrant exercises	100,000	350,000
Net cash provided by financing activities	7,453,000	11,105,000

Net change in cash and cash equivalents	(1,690,000)	5,197,000

Cash and cash equivalents at beginning of period	6,532,000	7,585,000
Cash and cash equivalents at end of period	$4,842,000	$12,782,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,347,000	$—
Initial lease liability arising from the adoption of ASC 842	—	1,704,000
Initial recognition of right-of-use asset arising from the adoption of ASC 842	—	1,168,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the SEC on Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of the Company for the periods presented.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2019 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of the novel coronavirus (“COVID-19”). In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies. In April 2020, and pursuant to the U.S. Food and Drug Administration (“FDA”), independent Safety Monitoring Committee (“SMC”), and regulatory Institutional Review Board guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial (the “AP-013 study”). In June 2020, increases in COVID-19 cases across certain regions of the United States were reported. Due to the increase in reported cases, the Company has determined that the AP-013 study will remain paused. At this time, the Company is also pursuing new clinical trials related to potential new applications of Ampion related to the COVID-19 infection. The outbreak has and may continue to spread, which could materially impact the Company’s business operations and, in addition, those of third parties on which the Company relies, including organizations that conduct clinical trials. The full extent of potential impacts on the Company’s business and product development, including clinical trials, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three months ended June 30, 2020, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s accrual for the AP-013 study of Ampion for treatment of severe Osteoarthritis of the Knee (“OAK”), projected future liquidity and resulting going concern position, warrant derivative liability and related periodic gains and losses, stock-based compensation, the projected useful lives and potential impairment of fixed assets, and the valuation allowance related to deferred tax assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

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

Note 2 - Going Concern

As of and for the six months ended June 30, 2020, the Company had cash and cash equivalents of $4.8 million and a net loss of $7.9 million. The net loss is primarily attributable to operating expenses of $8.6 million, partially offset with the receipt of the Paycheck Protection Program (“PPP”) proceeds of $0.5 million (see Note 6) and non-cash derivative gain of $0.2 million. The Company used net cash in operations of $9.1 million for the six months ended June 30, 2020 as well as an accumulated deficit and stockholders’ equity of $192.5 million and $6.3 million, respectively. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any operating revenues or profits to date. These existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion, may issue and sell from time to time shares of its authorized common stock. During the six months ended June 30, 2020, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $7.9 million (see Note 10). In July 2020, the Company received additional gross proceeds of $1.5 million from the sale of 2.3 million shares of common stock under the ATM equity offering program, which was offset by offering related costs of $61,000.

The Company has prepared an updated projection covering the period from July 1, 2020 through June 30, 2021 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. The Company continues to assess the impact of the COVID-19 pandemic, while taking into consideration the recent spike in COVID-19 cases in the United States, on the AP-013 study and any new studies related to COVID-19, and, as such, is not currently in a position to project the required liquidity needs for completion of the study. The Company anticipates using the ATM equity offering program and could supplement the funds raised with separate private/public equity offering(s). Based on the Company’s current cash position, projection of operations and expected access to equity financing, the Company believes it will have sufficient liquidity to fund operations through the second quarter of 2021. This projection is based on many assumptions that may prove to be incorrect, including, but not limited to, the overall effectiveness of sourcing requisite capital through the ATM equity offering and/or private/public equity program(s) in a manner that is not materially detrimental to the Company’s shareholders. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, is currently highly uncertain and subject to change. The Company expects to seek additional capital investments in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development, (ii) Biologics License Application (“BLA”) preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing for sourcing such capital raise, which will primarily depend on existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot give any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its operations.

The accompanying unaudited interim financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities, which adjustments may be necessary in the future should the Company be unable to continue as a going concern.

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019

Unamortized commercial insurance premiums	$1,311,000	$502,000
Deposits	453,000	1,162,000
Other	183,000	54,000
Total prepaid expenses and other	$1,947,000	$1,718,000

Note 4 – Fixed Assets

Fixed assets are recorded based on acquisition cost and, once placed in service, are depreciated on the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	December 31,			June 30,
	Useful Lives in Years	2019	Additions	Disposals	2020

Leasehold improvements	10	$6,075,000	$—	$—	$6,075,000
Manufacturing facility/clean room	3 - 8	3,081,000	—	—	3,081,000
Lab equipment	5 - 8	1,137,000	—	—	1,137,000
Office furniture and equipment	5 - 10	520,000	—	—	520,000
Less accumulated depreciation and amortization		(6,065,000)	(591,000)	—	(6,656,000)
Fixed assets, net		$4,748,000	$(591,000)	$—	$4,157,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Depreciation and amortization expense	$296,000	$330,000	$591,000	$655,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019

Accounts payable	$432,000	$151,000

Commercial insurance premium financing agreement	1,347,000	21,000
Clinical trials	191,000	3,288,000
Professional fees	156,000	317,000
Accrued incentive compensation	59,000	72,000
Other	82,000	176,000
Accounts payable and accrued expenses	$2,267,000	$4,025,000

Note 6 – Paycheck Protection Program

In response to the COVID-19 pandemic, the PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and administered by the U.S. Small Business Administration (“SBA”). Companies who met the eligibility requirements set forth by the PPP could qualify for PPP loans provided by local lenders, which supports payroll, rent and utility expenses (“qualified expenses”). If the loan proceeds are fully utilized to pay qualified expenses over the covered period, as further defined by the PPP, the full principal amount of the PPP loan may qualify for loan forgiveness, subject to potential reduction based on the level of full-time employees maintained by the organization during the covered period as compared to a baseline period.

In April 2020, the Company received proceeds of $544,000 under the PPP provided by KeyBank National Association (the “Lender”). Based on the term and conditions of the loan agreement, the term of the PPP loan is two years with an annual interest rate of 1.0% and principal and interest payments will be deferred for the first six months of the loan term, which has been updated according to the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”).

In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering of PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after the date of the enactment of the Flexibility Act (“June 5, 2020”) and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six months according to the terms and conditions of the loan agreement to ten months. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24-weeks.

After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from the lesser of (i) period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations for the PPP loan forgiveness according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period less than 24 weeks. In addition, the Company has determined that it is probable the Company will meet all the conditions of the PPP loan forgiveness. As such, the Company has decided that the PPP loan should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” in U.S. GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the PPP loan forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Therefore, the Company recognized PPP funding during the periods when qualified expenses were incurred. The balance and activity related to the PPP loan is as follows as of June 30, 2020:

June 30, 2020

PPP loan proceeds	$544,000
Qualified expenses eligible for forgiveness	(544,000)
PPP loan balance	$—

The Company plans to submit the PPP loan forgiveness application in the near term. In accordance with the terms and conditions under the Flexibility Act, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part.

Pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments totaling $23,000 per month or an adjustment amount based on the loan amendment over the remaining term of the PPP loan until such time the loan is fully settled. The Company may prepay the PPP loan at any time without penalty and the loan agreement evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, or breaches of representations and warranties, or other provisions of the loan agreement. The occurrence of an event of default may trigger the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or the Lender filing suit and obtaining a judgment against the Company.

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total (1)	2020	2021	2022	2023	2024	Thereafter
Key clinical research trial obligations	$2,251,000	$167,000	$2,084,000	$—	$—	$—	$—
BLA consulting services	1,145,000	—	458,000	687,000	—	—	—
Statistical analysis and programming consulting services	325,000	60,000	265,000	—	—	—	—
Employment agreements	1,704,000	442,000	783,000	466,000	13,000	—	—
Commercial insurance premium financing agreement	1,347,000	888,000	459,000	—	—	—	—
	$6,772,000	$1,557,000	$4,049,000	$1,153,000	$13,000	$—	$—

(1)	Not included in the commitments and contingencies table above are the monthly principal and interest payments of $23,000 that would be due under the PPP loan if it is not forgiven by the SBA (see Note 6).

Key Clinical Research Trial Obligations

AP-013 study

In March 2019, the Company entered into a contract with a CRO in connection with the AP-013 study totaling $6.2 million and covering an initial clinical trial size of 724 patients, which was increased by $4.1 million in January 2020 as a result of an increase in number of patients to 1,034 resulting in the CRO contract commitment totaling $10.3 million. In April 2020, and pursuant to the FDA guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the CRO paused all ongoing conduct associated with the AP-013 study. In June 2020, increases in COVID-19 cases across certain regions of the United States continue to be reported on a consistent basis. Due to the continued increase in reported cases, the Company has determined that the AP-013 study will remain paused.

From the inception of this contract through June 30, 2020, the Company incurred and accrued cumulative costs totaling $8.2 million against the contract. This contract had an outstanding obligation for future costs and services totaling $2.1 million as of June 30, 2020. However, this obligation assumes that the Company will continue the AP-013 study at the same point the study was paused, and that the completion of the study will be consistent with the parameters as contained in the existing contract, which may not be the case. The Company continues to explore all viable options to enable it to complete the AP-013 study; however, it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Due to the uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may change. The following table provides further detail of the Company’s current contractual obligations for the conduct of the AP-013 study, which does not reflect any changes related to the potential impact of COVID-19, as such impacts are unknown and cannot be reasonably estimated at the date of this filing:

June 30, 2020

Original contract (based on 724 patients)	$6,180,000
Amendment to contract (based on 1,034 patients)	4,075,000
Total Contract	$10,255,000

Initial deposit (included in original contract amount)	$861,000
Amendment to deposit	699,000
Expenses incurred applied to deposit	(1,344,000)
Remaining Deposit (applied to future expenses)	$216,000

Expenses incurred/accrued (includes expenses applied to deposit)	$8,171,000

Total future commitment	$2,084,000

In June 2019, the Company entered into a contract with a patient recruitment services company in connection with the AP-013 study totaling $264,000. In September 2019, the Company finalized contract negotiations to increase the contract to $377,000 as a result of an increased number of patients, from 724 to 1,034, required for the study. In January 2020, the Company finalized contract negotiations to increase the contract to $698,000 as a result of an expected increase in advertising to accelerate enrollment for the AP-013 study. The Company incurred lower than expected advertising costs. Cumulative costs under the current contract totaled $550,000 and there was no outstanding future commitment as of June 30, 2020 as the patient enrollment commitment was fulfilled. Given the current status of the AP-013 and uncertainty resulting from COVID-19, the future contractual commitment amount related to patient recruitment services may change and such change would be incorporated into a fully executed change order and would be reflected as a commitment at such time.

Nebulized treatment for COVID-19 patients

In May 2020, the Company entered into a contract with a CRO in connection with an Ampion nebulized safety study totaling $207,000. The contract required a deposit of $83,000, which has been funded and recognized in full as of June 30, 2020. Therefore, the Company had an outstanding future commitment of $124,000 as of June 30, 2020 and expects this commitment to be fully settled over the remainder of fiscal 2020.

Intravenous treatment for COVID-19 patients

In June 2020, the Company entered into a contract with a CRO in connection with the FDA approved Investigational New Drug (“IND”) application covering intravenous Ampion treatment for COVID-19 patients (the “AP-016 study”) totaling $43,000. The Company commenced the AP-016 study in July 2020 and, as such, had an outstanding future commitment of $43,000 as of June 30, 2020.

In July 2020, the Company entered into a contract with a regional hospital group in connection with the FDA approved IND application for the AP-016 study totaling $50,000. As noted, above, the Company commenced the AP-016 study in July 2020.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million. This contract required a deposit, of which $182,000 was funded and is recorded within the “prepaid expenses and other” line item on the balance sheet. In June 2020, the Company finalized contract negotiations to increase the contract by $10,000 to include the review for the IND applications for nebulized and intravenous Ampion. The Company had incurred cumulative costs totaling $77,000 against this contract and, as such, had outstanding future obligations totaling $1.1 million as of June 30, 2020, which will be settled at such time future services are provided to the Company related to the development and filing of the Ampion BLA. Given the uncertainty surrounding the COVID-19 pandemic and the resulting impact on the AP-013 study, at the date of this filing, the Company estimates the incurrence of the remaining costs associated with the preparation of the BLA filing will be postponed until late fiscal 2021, if not later.

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $578,000. The Company had incurred cumulative costs totaling $253,000 against the contract as of June 30, 2020 and, as such, had an outstanding obligation of $325,000 at June 30, 2020.

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

The Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer, on July 9, 2019, which provided for an annual salary of $285,000 and a term beginning July 31, 2019 and lasting for three years, subject to certain automatic renewal provisions. The employment agreement, as amended in July 2020, allowed for reimbursement of reasonable commuting and relocation expenses, including the employee portion of taxes, for up to one year. The Company expects the commuting and relocation expenses to be incurred in full by September 2020.

Amounts noted above do not assume the continuation of employment beyond the contractual terms of each employee’s existing employment agreements.

Commercial Insurance Premium Financing Agreement

In July 2020, the Company entered into an insurance premium financing agreement for $1.3 million, with a term of nine months and an annual interest rate of 3.37%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $116,000 per month over the remaining term of the agreement. The outstanding obligation as of June 30, 2020 was $1.3 million, which will be paid in full by March 2021. In addition, the Company had a remaining balance of $57,000 related to annual insurance premiums payable to the Company’s insurance broker until June 2021.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of June 30, 2020:

	Facility Lease Payments	2020	2021	2022	2023	2024	Thereafter

Remaining Facility Lease Payments	$1,513,000	$169,000	$345,000	$355,000	$364,000	$280,000	$—
Less: Discount Adjustment	(170,000)
Total lease liability	$1,343,000

Lease liability-current portion	$272,000

Long-term lease liability	$1,071,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of June 30, 2020:

Right-of-Use Asset

Balance as of December 31, 2019	$1,003,000
Amortization	(88,000)
Balance as of June 30, 2020	$915,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Lease expense	$66,000	$65,000	$132,000	$131,000

Note 8 – Warrants

The Company has issued equity-classified warrants and liability warrants in conjunction with previous equity raises. The Company had a total of 2.7 million equity-classified warrants and 4.2 million liability warrants outstanding as of June 30, 2020.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding at December 31, 2019	7,116,000	$0.57	3.41
Warrants issued	—	$—
Warrants exercised	(250,000)	$0.40
Warrants expired	—	$—
Outstanding at June 30, 2020	6,866,000	$0.57	2.90

During the six months ended June 30, 2020, the Company issued 250,000 shares of common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $100,000 during the six months ended June 30, 2020 related to these warrant exercises.

The total value for the warrant derivative liability as of June 30, 2020 is approximately $1.9 million. See Note 9 for additional information regarding the warrant derivative liability.

Note 9 - Fair Value Considerations

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

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. Warrants are recorded at estimated fair value utilizing the Black-Scholes warrant pricing model.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2020
Liabilities:
Warrant derivative liability	$—	$—	$1,908,000	$1,908,000

December 31, 2019
Liabilities:
Warrant derivative liability	$—	$—	$2,064,000	$2,064,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2019	$2,064,000
Warrant exercises	(121,000)
Change in fair value	(35,000)
Balance as of June 30, 2020	$1,908,000

Note 10 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of June 30, 2020 and December 31, 2019.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

June 30, 2020

Authorized shares	300,000,000

Common stock outstanding	173,342,000
Options Outstanding	5,375,000
Warrants Outstanding	6,866,000
Reserved for issuance under 2019 Stock and Incentive Plan	9,519,000

Available shares	104,898,000

Average Stock Price:
30 day	$0.55
60 day	$0.56
90 day	$0.55

Shelf Registration

In March 2017, the Company filed a shelf registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC to register the Company’s common stock, preferred stock, debt securities, warrants and units in an aggregate amount of up to $100.0 million for offerings from time to time, as well as 5.0 million shares of common stock available for sale by selling shareholders. The Prior Shelf Registration Statement was declared effective in April 2017 by the SEC and was terminated in May 2020. In April 2020, the Company filed a shelf registration statement on Form S-3 (the “New Shelf Registration Statement”) with the SEC to register the Company’s common stock, preferred stock, debt securities, warrants and units in an aggregate amount of up to $100.0 million for offerings from time to time, which was declared effective in May 2020. The Company had $95.6 million remaining under the New Shelf Registration Statement as of June 30, 2020. However, the Company’s ability to issue and sell securities under the New Shelf Registration Statement may be limited, based on many factors including, but not limited to, the Company’s stock price and related volatility, the trading volume of the Company’s stock, and the number of remaining authorized shares available for the Company to issue.

ATM Equity Offering Program

Sales Agreement

In February 2020, the Company entered into a Sales Agreement with two agents to implement an ATM equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Agreement. Subject to the terms and conditions of the Sales Agreement, the agents shall use their commercially reasonable efforts to sell shares from time to time, based upon the Company’s instructions as documented on a purchase notification form. If an agent declines to accept the purchase notification form, the agent must promptly notify the Company and the other agent then has the ability to accept or decline the purchase notification form. The Company has no obligation to sell any shares and may, at any time and at its sole discretion, suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Company provided the agents with customary indemnification rights, and the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company of the shares sold.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement as of June 30, 2020:

Sales Agreement

Total shares of common stock sold	14,310,000

Average price per share	$0.55

Gross Proceeds	$7,913,000
Commissions earned by placement agents	(317,000)
Issuance / subsequent recurring fees	(243,000)
Net Proceeds	$7,353,000

Common Stock Issued for Services

In accordance with the non-employee directors’ service agreement, the Company issued 136,000 and 136,000 shares of common stock valued at $80,000 and $60,000, during the period ended June 30, 2020 and 2019, respectively.

Note 11 - Equity

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of June 30, 2020:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during fiscal 2019	(144,000)
Options granted during fiscal 2020	(340,000)
Add back: expired, forfeited and/or cancelled equity awards	3,000
Remaining shares available for future equity awards	9,519,000

The following table summarizes the Company’s stock option activity under both the 2010 Plan and 2019 Plan:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at December 31, 2019	6,000,000	$1.33	5.40	$—
Granted	340,000	$0.73
Exercised	(10,000)	$0.51
Forfeited	(100,000)	$1.70
Expired	(855,000)	$1.65
Outstanding at June 30, 2020	5,375,000	$1.18	6.06	$219,000
Exercisable at June 30, 2020	4,888,000	$1.25	5.74	$152,000

The 100,000 stock options that were forfeited and the 855,000 stock options that expired as of June 30, 2020 were issued under the 2010 Plan, which was cancelled as noted above. Therefore, these forfeited and expired stock options were not added back to the 2019 Plan. The 10,000 stock options that were exercised were processed as a net exercise, where the total number of shares of common stock was reduced to cover the exercise price and tax obligations and, as such, the Company did not receive cash related to that stock option exercise.

Stock options outstanding at June 30, 2020 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
$0.40 - $2.00	4,747,000	$0.74	6.46
$2.01 - $5.00	440,000	$3.05	2.93
$5.01 - $8.62	188,000	$7.97	3.35
	5,375,000	$1.18	6.06

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted during the period ended June 30, 2020, using the following assumptions:

Expected volatility	130.73% - 131.18%
Risk free interest rate	1.62% - 1.67%
Expected term (years)	5.00 - 5.51

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses
Stock-based compensation	$11,000	$30,000	$71,000	$31,000

General and administrative expenses
Issuance of common stock for services	—	—	80,000	60,000
Stock-based compensation	53,000	43,000	206,000	69,000

Total stock-based compensation	$64,000	$73,000	$357,000	$160,000

Unrecognized expense at June 30, 2020	$55,000

Weighted average remaining years to vest	0.26

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator. The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(2,731,000)	$421,000	$(7,910,000)	$(5,391,000)
Less: decrease in fair value of investor warrants	—	(3,981,000)	(156,000)	(822,000)
Loss available to common stockholders	$(2,731,000)	$(3,560,000)	$(8,066,000)	$(6,213,000)

Basic and diluted weighted-average common shares outstanding	166,393,000	115,031,000	162,723,000	113,079,000
Add: dilutive effect of equity instruments	—	3,739,000	1,183,000	4,271,000
Diluted weighted-average shares outstanding	166,393,000	118,770,000	163,906,000	117,350,000
Earnings per share – basic	$(0.02)	$0.00	$(0.05)	$(0.05)
Earnings per share – diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Outstanding stock options	5,375,000	5,440,000	5,141,000	5,414,000
Warrants to purchase shares of common stock	6,866,000	19,826,000	5,917,000	19,320,000
Total potentially dilutive shares of common stock	12,241,000	25,266,000	11,058,000	24,734,000

Note 13 – Litigation

On August 25, 2018, a purported stockholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California, captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”). Plaintiff in the Securities Class Action alleged that the Company and certain of its current and former officers violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. Plaintiff in the Securities Class Action sought unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On September 27, 2019, the Court presiding over the Securities Class Action issued an order appointing a Lead Plaintiff and Lead Counsel, pursuant to the Private Securities Litigation Reform Act. Lead Plaintiff filed an amended complaint in late 2019. The Company filed a motion to dismiss the amended complaint on February 10, 2020. On March 26, 2020, Lead Plaintiff filed a brief in opposition to the Company’s motion to dismiss. The Company filed a reply to the Plaintiff’s brief in opposition on April 27, 2020. On June 19, 2020, the Court granted the Company’s motion to dismiss and dismissed the Securities Class Action with prejudice. Plaintiff did not file a notice of appeal, and the case is now concluded.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, captioned Cetrone v. Macaluso, et al., Case No. 18-cv-07855 (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio breached their fiduciary duties in connection with alleged misstatements and omissions regarding the AP-003 Phase III clinical trial of Ampion. Plaintiff seeks unspecified damages, certain governance reforms, pre-judgment and post-judgment interest, attorneys’ fees and costs.

On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso, et al., Case No. 18-cv-02558 (the “Theise Action”), which closely parallels the allegations in the Cetrone Action. A second derivative action was filed in the United States District Court for the District of Colorado and was consolidated with the Theise Action under the caption In re: Ampio Pharmaceuticals Inc. Stockholder Derivative Actions, Case No. 18-cv-02558. Plaintiffs seek unspecified damages, pre-judgment and post-judgment interest, attorneys’ fees and costs. This consolidated action, and the Certrone Action in California, had been stayed pending further developments in the Securities Class Action. Given the dismissal of the Securities Class Action, the stays have dissolved and these cases will move forward.

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

Note 14 – Subsequent Events

In July 2020, the Company issued 913,000 shares of common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $365,000 related to these warrant exercises.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above, Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our 2019 Annual Report.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

The pharmaceutical market is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions. These conditions include, but not limited to, OAK and for the treatment of serious complications arising from the COVID-19 pandemic, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed Acute Respiratory Distress Syndrome (“ARDS”) or Acute Lung Injury (“ALI”).

Moving forward, we will continue to place a disciplined focus on maintaining our business operations in a manner that is streamlined and efficient while continuing to allocate a requisite level of our liquidity, human capital and other operational resources towards the advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for these conditions.

Overview

We maintain an Internet website at www.ampiopharma.com. Information on or linked to our website is not incorporated by reference into this Quarterly Report on Form 10-Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Ampion is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe OAK; an intravenous (“IV”) treatment for COVID-19 patients who require supplemental oxygen; and an inhaled treatment for COVID-19 induced ARDS.

We received a Special Protocol Assessment (“SPA”) agreement from the FDA for the development of an intra-articular injection treatment of Ampion for severe OAK, and commenced our AP-013 study titled, “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee” in June 2019. An SPA is a process in which sponsors may ask to meet with the FDA to reach agreement with the FDA on the design and size of certain clinical trials to determine if they adequately address scientific and regulatory requirements for a study that could support regulatory submission. In March 2020, the WHO declared the COVID-19 outbreak a pandemic. In April 2020, due to the impact of COVID-19, we paused all ongoing conduct associated with the AP-013 study. In June 2020, increases in COVID-19 cases across the United States were reported. Due to the increase in reported cases, we have determined that the AP-013 study will remain paused. Recognizing these challenges, we continue to actively explore viable options to enable us to complete the study, but it is possible that the continuation of the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Finally, due to the current uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may significantly increase.

The Company has filed IND applications for Ampion with the FDA and has maintained ongoing dialog with the FDA regarding the Company’s development of treatment options which include IV and inhalation applications for COVID-19 affected patients. In June 2020, the Company received FDA agreement to proceed with human trials utilizing IV Ampion treatment for COVID-19 patients who require supplemental oxygen. In May 2020, the Company announced the scientific journal, Patient Safety in Surgery, published a manuscript (co-authored by Dr. David Bar-Or, a director of the Company) on the potential benefits of inhaled Ampion treatment for COVID-19 patients titled, “The novel immunomodulatory biologic LMWF5A for pharmacological attenuation of the ‘cytokine storm’ in COVID-19 patients: a hypothesis”. We believe the immunomodulatory action and anti-inflammatory effects of Ampion may provide a treatment for individuals with inflammatory conditions including severe OAK and the widespread inflammation associated with COVID-19 infection.

AMPION

Ampion for Osteoarthritis

We have developed a novel biologic drug, Ampion, which contains a blood-derived cyclized peptide and small molecules that target multiple pathways in the innate immune response and that are characteristic of OAK inflammatory disease. Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage in osteoarthritis. In vitro studies have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins. Ampion has also been shown in vitro to regulate the cellular pathways responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK; provides market expansion potential as a disease modifying biologic; and may provide a treatment option for other inflammatory and degenerative indications.

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe OAK, which continues to be a growing epidemic in the United States and other countries worldwide. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little or no treatment options other than a total knee arthroplasty. The FDA has asserted that severe OAK is an “unmet medical need” with no existing licensed therapy available. While we believe that Ampion could successfully treat this “unmet medical need”, our ability to market this product is subject to FDA approval.

Ampion Development for Osteoarthritis

Since our inception, we have conducted multiple clinical trials and have advanced through late-stage clinical trials in the United States, initially under the guidance of the FDA’s Office of Blood Research and Review and most recently under the guidance of the FDA’s Office of Tissues and Advanced Therapies.

Study AP-003-A was a multicenter, randomized, double-blind trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported in either the Ampion and saline treated groups. There were no drug-related serious adverse events in either group.

In 2018, the FDA reiterated and confirmed that our successful pivotal Phase III clinical trial, AP-003-A, was adequate and well-controlled, provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. The FDA provided guidance that we should complete an additional trial of KL 4 severe OAK patients with concurrent controls that would be carried out under an SPA to obtain FDA concurrence on the trial design prior to initiation of the trial.

We received an SPA agreement in June 2019 from the FDA for a clinical protocol in reference to the AP-013 study. The SPA agreement for the AP-013 study finalized patient enrollment at 1,034 patients, with a sample size assessment at an interim analysis of 724 patients to allow an adjustment up to 1,551 patients if deemed necessary. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP-013 study adequately addressed the objectives necessary to support a regulatory submission. According to the FDA’s guidance for industry regarding SPAs (published in April 2018), an SPA documents the FDA’s agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission; however, the final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entire data in the application. Following the receipt of the SPA agreement, we initiated the AP-013 study, identified and engaged clinical sites for the clinical trial, and initiated dosing of patients at those sites. As of December 31, 2019, we completed the enrollment and dosing of 724 patients required for the interim analysis sample size assessment.

In March 2020, the WHO declared the COVID-19 outbreak a pandemic. The Centers for Disease Control and Prevention (“CDC”) projects that COVID-19 deaths in the U.S. may eventually number in the hundreds of thousands, and potentially in the millions. The AP-013 study focuses on individuals with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years, and the CDC have indicated that older adults, 65 years and older, are at higher risk for severe illness during the current COVID-19 pandemic. This guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, the FDA acknowledged the impact of COVID-19 on clinical trials in a published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the Agency’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the SMC for the AP-013 study recognized the impact of COVID-19 on the clinical trial. In April 2020, we paused ongoing conduct of the AP-013 study, and we continue to monitor the COVID-19 health situation and updated FDA guidance on conducting clinical trials in a pandemic. In June 2020, increases in COVID-19 cases across the United States were reported. Due to the increase in reported cases, we have determined that the AP-013 study will remain paused. Recognizing these challenges, we continue to explore options to enable us to complete the study, but it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all.

Ampion for Complications Related to COVID-19 Infection

The COVID-19 pandemic has resulted in millions of cases and hundreds of thousands of deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID virus moves into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen. The CDC has estimated that approximately 20% of patients with COVID-19 will progress to a severe disease condition, requiring hospitalization and clinical care. Complications of severe COVID-19 infection include ARDS, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (e.g. secondary bacterial infection). The primary cause of death associated with COVID-19 infection is ARDS, and, as of the date of this filing, there are no clinically approved treatments for ARDS or the COVID-19 infection.

An article published in peer-reviewed journal, The Journal of the American Medical Association, by Bellani et al. in February 2016 titled, ‘Epidemiology, Patterns of Care, and Mortality for Patients With Acute Respiratory Distress Syndrome in Intensive Care Units in 50 Countries’, indicates that under normal circumstances, there is approximately a 40% mortality rate for patients with ARDS. COVID-19 is newly emerging, and there is little published research on mortality in this subset of patients; however, we believe that ARDS secondary to COVID-19 infection may prove to be more lethal than ARDS due to other causes. A study of 191 patients in Wuhan, China reported that 50 of the 54 patients with COVID-19 who died during their hospitalization developed ARDS, while only nine of the 137 survivors developed ARDS. That study, published in The Lancet by Zhou et al. in March 2020, demonstrates an 85% (50/59) case mortality rate for ARDS secondary to COVID-19 infection, which is more than double the mortality rate observed without COVID-19 infection.

The CDC has reported that among all patients with a COVID-19 infection, between 3% - 17% develop ARDS, but that percentage increases to 67% - 85% for patients admitted to an intensive care unit. An article published in The New England Journal of Medicine in March 2020 states that based on the size and scope of the COVID-19 pandemic, the disease burden on healthcare facilities and hospitals is expected to be severe, and estimates of material requirements for the treatment of COVID-19 patients indicate the United States is likely to experience widespread shortages of critical standard of care items such as ventilators throughout much of 2020. We believe that it is imperative that effective treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from need for oxygen to the progression to ARDS. For instance, it has been reported that treatments that reduce the length of stay in the hospital or decrease the required time on ventilation would not only decrease mortality but also reduce stress on hospital resources, including medical staff, allowing additional COVID-19 infected patients access to critical and potentially life-saving care.

As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome of COVID-19 patients experiencing ARDS.

Ampion Development for Treating COVID-19 Induced Inflammation

As reported in The Lancet in February 2020 by Huang et al., patients with coronavirus infection, including COVID-19, present symptoms which are primarily fever, fatigue and dry cough. In some cases, the disease progresses to severe illness, dyspnea and hypoxemia within one week after onset of the disease. These patients with severe illness require oxygen therapy, intensive care, and ventilation as they potentially develop inflammatory complications like ARDS and ALI. ARDS is an inflammatory process, and when secondary to COVID-19, the inflammatory response is exaggerated after being triggered by the initial viral infection. The destructive cycle of inflammation related to the COVID-19 infection may impact the clinical course of patients in several significant and potentially fatal ways, indicating the need for a treatment that can interrupt and/or prevent this inflammatory cascade.

During COVID-19 infection, the activation of the innate immune system leads to a dysregulated or “hyper-inflammatory” response, resulting in the excess release of innate pro-inflammatory cytokines by alveolar macrophages and neutrophils as part of a “cytokine storm”. In humans, the severity of disease, including ARDS, is closely related to increased serum levels of pro-inflammatory cytokines accompanied by a corresponding decrease in anti-inflammatory cytokines. These findings have been published in Cell Host and Microbe in February 2016 by Channappanavar et al. and in The International Journal of Clinical and Experimental Pathology in January 2017 by Yang et al.

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders, such as ARDS. Development of Ampion supports a mechanism of action as an immunological agent which decreases the production of physiological mediators (e.g., cytokines and chemokines) responsible for inflammation and tissue damage, while simultaneously promoting the production of those mediators required for resolving inflammation and tissue repair. One of the most common and problematic clinical features of ARDS is pulmonary edema, which causes hypoxemia and may result in death. Cellular models treated with Ampion indicate treatment enhances microvascular barrier function in the lung to protect this facet of ARDS. Ampio is currently working with the FDA to receive authorization to develop Ampion as a potential treatment for complications related to COVID-19 infection.

In May 2020, we submitted an IND application for IV treatment of adults with COVID-19 requiring supplemental oxygen, and in June 2020, the FDA completed its review of the IND application and cleared IV Ampion treatment of COVID-19 patients on oxygen to proceed with a Phase 1 human clinical trial. We have also submitted an IND to evaluate an inhaled Ampion treatment for adults with ARDS related to COVID-19 viral infection. We continue to communicate with the FDA to advance the development of these programs. As an immunomodulatory agent, with anti-

inflammatory effects, we believe Ampion may be effective in interrupting the inflammatory cascade associated with COVID-19 and improving the clinical course and outcome for patients.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 10 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue clinical development stage company that has incurred an accumulated deficit of $192.5 million through June 30, 2020. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for the conditions noted above. In addition, while working in parallel with the continued advancement of immunological-based therapies for Ampion, we continue to actively explore synergistic licensing and other partnering opportunities with both domestic and global-based organizations with the goal of further leverage and maximizing the value of Ampion to our shareholders.

Due to the COVID-19 pandemic, the U.S. government-imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Additionally, on March 10, 2020, the Governor of Colorado (the “Governor”) declared a State of Emergency related to the presence of COVID-19 in the State of Colorado. The Colorado Department of Public Health and Environment and the Tri-County Health Department confirmed that COVID-19 continues to spread throughout the state of Colorado including Douglas County, where the Company is located. On March 13, 2020, Douglas County declared a State of Emergency and on March 25, 2020, the Governor issued a “Stay-in-Home” executive order ordering Coloradans to stay in place due to the presence of COVID-19. The Tri-County Health Department, which has public health jurisdiction over a number of counties including Douglas County, issued a “Stay-at-Home” Public Health Order. The “Stay-at-Home” executive order and the public health order both directed residents to remain at home and only leave to engage in activities or perform tasks critical to their health and safety, or to the health and safety of their family or household members or to go to or return from place of employment that is considered critical work. The “Stay-at-Home” executive order exempted certain “critical businesses” including healthcare operations, which includes research and laboratory services and pharmaceutical and biotechnology companies. On April 26, 2020, the Governor and the Tri-County Health Department issued a “Safer-at-Home” that ended the “Stay-at-Home” order and permitted certain non-critical businesses to operate with restrictions. While the “Safer-at-Home” executive order allows non-critical businesses to begin operations subject to restriction, it still strongly encourages residents to remain at home. On June 1, 2020, the Governor and Tri-County Health Department issued a “Safer at Home and in the Vast, Great Outdoors” order, which allowed many Coloradoans to return to work and recreation in the great outdoors while maintaining a sustainable level of social distancing. However, the order still strongly encourages residents to remain at home. We believe we are considered a “critical business” as defined in the executive orders; however, the orders’ social distancing requirements have modestly impacted our operations. The extent of such impact continues to be uncertain at this time and will depend on the length of time such restrictions continue.

As a result of the public health directives and orders, as of the date of this filing, approximately 50% of our workforce are working remotely from their homes on either a full time or a part-time basis. In addition, and as a result of the public health directives and orders related to the COVID-19 pandemic, in April 2020 the Company paused all ongoing conduct associated with the AP-013 study, and we continue to monitor the COVID-19 health situation and updated FDA guidance on conducting clinical trials in a pandemic. In June 2020, increases in COVID-19 cases across the United States were reported. Due to the increase in reported cases, we have determined that the AP-013 study will remain paused until the safety of our patients, clinical, and monitoring staff is no longer jeopardized. The continued executive order, shelter-in-place orders and our policies may continue to negatively impact productivity, have adverse effects on the Company’s business, operations, financial condition and results of operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our ongoing business operations.

While we continue to explore all viable options to complete the AP-013 study, it remains possible that the COVID-19 pandemic may prevent completion of the study over the near term or at all. Even if the study is completed in the future, the Company anticipates the impact of the COVID-19 pandemic on the AP-013 study will likely result in a significant delay of its previous projected timeline for submitting a BLA. The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically in other ways. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support the business operations, which would adversely impact the value of our common stock.

As of June 30, 2020, we had $4.8 million of cash and cash equivalents. In April 2020, we received PPP proceeds of $544,000. As of July 31, 2020, we had received gross proceeds of $9.4 million from the sale of 16.6 million shares of common stock in connection with the Sales Agreement, which was offset by offering related costs of $600,000. We anticipate using the ATM equity offering program and could supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the second quarter of 2021. This projection is based on many assumptions that may prove to be incorrect, including, but not limited to, the overall effectiveness of sourcing ongoing requisite capital through the ATM equity offering program in a manner that is not materially detrimental to the Company. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, the global COVID-19 pandemic continues to rapidly evolve and its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, continues to be highly uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our New Shelf Registration Statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the New Shelf Registration Statement (see Note 10 to the Financial Statements). However, we cannot be certain that we will be able to secure additional financing or that any funding, if secured under the New Shelf Registration Statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing shareholders.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance(s), useful lives of assets and remaining useful lives, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability, clinical trial accrual, and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2019 Annual Report. Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2019 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2020) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS –

Results of Operations – June 30, 2020 Compared to June 30, 2019

We recognized a net loss for the three months ended June 30, 2020 (“2020 quarter”) of $2.7 million compared to net income recognized of $421,000 for the three months ended June 30, 2019 (“2019 quarter”). The net loss during the 2020 quarter was primarily attributable to operating expenses of $2.6 million and the non-cash derivative loss of $675,000; partially offset by the PPP loan funding of $544,000, which was classified as other income. The increase in our stock price from $0.42 as of March 31, 2020 to $0.64 as of June 30, 2020 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2020 quarter. The net income during the 2019 quarter was attributable to the recognition of a non-cash derivative gain of $4.0 million, which was partially offset by operating expenses of $3.6 million. The decrease in our stock price from $0.56 as of March 31, 2019 to $0.39 as of June 30, 2019 caused the valuation of the warrant liability to decrease resulting in a non-cash derivative gain during the 2019 quarter. The operating expenses for the 2020 quarter decreased $1.0 million from the 2019 quarter primarily due to a $1.0 million decrease in research and development costs.

We recognized a net loss for the six months ended June 30, 2020 (“2020 period”) of $7.9 million compared to a net loss of $5.4 million for the six months ended June 30, 2019 (“2019 period”). The net loss during the 2020 period was primarily attributable to operating expenses of $8.6 million, partially offset by the PPP loan funding of $544,000 and non-cash derivative gain of $156,000. The outstanding amount of investor warrants decreased due to warrant exercises, causing the valuation of the warrant liability to decrease, which resulted in a non-cash derivative gain during the 2020 period. The derivative gain was slightly offset by the increase in our stock price from $0.58 as of December 31, 2019 to $0.64 as of June 30, 2020. The net loss during the 2019 period was attributable to operating expenses totaling $6.3 million, partially offset by the recognition of a non-cash derivative gain of $822,000 due primarily to warrant exercises. The operating expenses increased $2.4 million from the 2019 period to the 2020 period primarily due to a $1.7 million increase in research and development costs and a $693,000 increase in general and administrative costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and excludes an allocation of general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Clinical trial and sponsored research expenses	$(82,000)	$562,000	$2,928,000	$847,000
Salaries and benefits	652,000	736,000	1,349,000	1,369,000
Depreciation	293,000	308,000	586,000	611,000
Laboratory	95,000	144,000	187,000	269,000
Operations / manufacturing	67,000	147,000	101,000	258,000
Regulatory / FDA	55,000	119,000	77,000	164,000
Stock-based compensation	11,000	30,000	71,000	31,000
Professional fees	16,000	67,000	41,000	106,000
Equipment rental and repair	11,000	23,000	33,000	47,000
Total research and development	$1,118,000	$2,136,000	$5,373,000	$3,702,000

Research and development costs decreased approximately $1.0 million, or 48%, for the 2020 quarter compared to the 2019 quarter. Research and development costs with variances above $75,000 and 10% are explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased $644,000, or 114.6%, for the 2020 quarter compared with the 2019 quarter as the AP-013 study was paused in April 2020 due to stay-at-home mandate(s) issued by state and federal governments in response to the pandemic and travel restrictions implemented by the CRO. In June 2020, increases in COVID-19 cases across the United States were reported. Due to the increase in reported cases, we have determined that the AP-013 study will remain paused until the safety of our patients, clinical, and monitoring staff is no longer jeopardized. Management has reviewed the clinical trial accrual assumptions for the AP-013 study and adjusted accordingly based on discussions with the CRO as of June 30, 2020, causing the clinical trial and sponsored research expense line item to be a credit balance as a result of a favorable accrual adjustment recorded in the current period totaling approximately $450,000. The Company continues to have ongoing discussions with the CRO to determine the best approach for the AP-013 study and, at this time, we are not in a position whereby we can reasonably estimate the full financial impact of COVID-19. However, the decrease in expenses related to the AP-013 study was partially offset by expenses incurred for the nebulized Ampion safety study and the AP-016 study.

Salaries and benefits

Salary and benefit costs decreased $84,000, or 11.4%, for the 2020 quarter compared with the 2019 quarter primarily due to two open positions, which are projected to remain open due to the uncertainty of the COVID-19 pandemic.

Operations / manufacturing

Operations / manufacturing expenses decreased $80,000, or 54.4%, for the 2020 quarter compared with the 2019 quarter as we completed the production of Ampion vials which were utilized in the AP-013 study. However, we expect operations / manufacturing expenses to increase during the third quarter due to the approval of the IND for IV Ampion.

Research and development costs increased approximately $1.7 million, or 45.1%, for the 2020 period compared to the 2019 period. Research and development costs with variances above $75,000 and 10% are explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased $2.1 million, or 245.6%, for the 2020 period compared with the 2019 period. The increase is primarily attributable to the expenses associated with the AP-013 study that commenced in June 2019.

Laboratory

Laboratory expenses decreased $82,000, or 30.5%, for the 2020 period compared with the 2019 period as we finalized a quality control project related to the manufacturing of Ampion during the 2019 period. However, we expect laboratory expenses to increase during the third quarter due to the approval of the IND for IV Ampion treatment.

Regulatory / FDA

Regulatory / FDA expenses decreased $87,000, or 53.0%, for the 2020 period compared with the 2019 period due to the unknown impact of COVID-19 on the AP-013 study. We now expect the incurrence of the remaining costs associated with the preparation of the BLA filing to be postponed until fiscal 2021, if not later.

Operations / manufacturing

Operations/manufacturing expenses decreased $157,000, or 60.9%, for the 2020 period compared with the 2019 period as we completed the production of Ampion vials to be utilized in the AP-013 study. As mentioned above, we expect operations / manufacturing expenses to increase during the third quarter due to the approval of the IND for IV Ampion treatment.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Professional fees	$614,000	$556,000	$1,355,000	$952,000
Insurance	319,000	155,000	592,000	285,000
Salaries and benefits	275,000	388,000	512,000	617,000
Stock-based compensation	53,000	42,000	286,000	129,000
Facilities	120,000	130,000	247,000	261,000
Director fees	60,000	84,000	143,000	150,000
Travel and meetings	16,000	41,000	60,000	55,000
Other	22,000	27,000	48,000	63,000
Depreciation	3,000	22,000	6,000	44,000
Total general and administrative	$1,482,000	$1,445,000	$3,249,000	$2,556,000

General and administrative costs increased $37,000, or 2.6%, for the 2020 quarter compared to the 2019 quarter. General and administrative costs with variances above $75,000 and 10% are explained below.

Insurance

Insurance expense increased $164,000, or 105.8%, for the 2020 quarter compared to the 2019 quarter primarily due to an increase in our D&O insurance premiums covering our new policy, which is consistent with increases experienced by the overall market for public biopharmaceutical companies.

Salaries and benefits

Salaries and benefits decreased $113,000, or 29.1%, for the 2020 quarter compared to the 2019 quarter primarily due to a separation agreement for the former Chief Financial Officer (“CFO”), which was executed during the 2019 quarter.

General and administrative costs increased $693,000, or 27.1%, for the 2020 period compared to the 2019 period. General and administrative costs with variances above $75,000 and 10% are explained below.

Professional fees

Professional fees increased $403,000, or 42.3%, for the 2020 period compared to the 2019 period primarily due to an increase in legal fees related to ongoing current litigation and other matters, as well as fees paid to a strategic advisory firm to evaluate strategic opportunities for the Company.

Insurance

Insurance expense increased $307,000, or 107.7%, for the 2020 period compared to the 2019 period. As noted above, primarily due to an increase in our D&O insurance premiums covering our new policy, which is consistent with increases experienced by the overall market for public biopharmaceutical companies.

Salaries and benefits

Salaries and benefits decreased $105,000, or 17.0%, for the 2020 period compared to the 2019 period primarily due to a separation agreement for the former CFO, which was executed during the 2019 quarter.

Stock-based compensation

Stock-based compensation increased $157,000, or 121.7%, for the 2020 period compared to the 2019 period due to the issuance of stock options to employees during Q1 2020.

Cash Flows

Cash flows for the respective periods are as follows:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(9,143,000)	$(5,894,000)
Net cash used in investing activities	—	(14,000)
Net cash provided by financing activities	7,453,000	11,105,000
Net change in cash and cash equivalents	$(1,690,000)	$5,197,000

Net Cash Used in Operating Activities

During the six months ended June 30, 2020 our operating activities used approximately $9.1 million in cash, which was more than our net loss of $7.9 million primarily as a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.5 million and non-cash adjustment for the warrant derivative and PPP funding totaling $0.7 million; partially off-set by non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $1.0 million.

During the six months ended June 30, 2019, our operating activities used approximately $5.9 million in cash, which was slightly more than our net loss of $5.4 million, primarily as a result of an increase in working capital, excluding cash and cash equivalents, totaling $0.6 million and non-cash charges related depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.9 million; offset by a non-cash adjustment for the warrant derivative totaling $0.8 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, $0 cash was used to acquire manufacturing machinery and equipment.

During the six months ended June 30, 2019, cash was used to acquire $14,000 of manufacturing machinery and equipment.

Net Cash from Financing Activities

During the six months ended June 30, 2020, we received gross proceeds of $7.9 million from the sale of 14.3 million shares of common stock in connection with the Sales Agreement, which was offset by offering related costs of $0.6 million. We also received proceeds of $100,000 from warrant exercises.

During the six months ended June 30, 2019, we received gross proceeds of $12.0 million from the sale of common stock in a public offering, which was offset by offering costs of $1.2 million. We also received proceeds of $350,000 from warrant exercises.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and clinical development activities for the advancement of Ampion towards BLA submission, which has required raising capital. As of June 30, 2020, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations for the next twelve months. Specifically, we had $4.8 million of cash and cash equivalents as of June 30, 2020. We anticipate using the ATM equity offering program and could supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the second quarter of 2021. This projection is based on many assumptions that may prove to be incorrect, including, but not limited to, the overall effectiveness of sourcing ongoing requisite capital through the ATM equity offering program and/or private/public equity program(s). As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, the global pandemic of COVID-19 continues to rapidly evolve and its effects on our business, financial condition and results of operations are highly uncertain and subject to change. We anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing for any such capital raising activity, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit reports on our financial statements for the fiscal year ended December 31, 2019 contained an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through June 30, 2021. This projection reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $800,000 per month. The Company continues to closely monitor and assess the impact of the COVID-19 pandemic, including the recent spike in COVID-19 cases in the United States, on the AP-013 study, and, as such, is not currently in a position to project the required liquidity needs for completion of the study. Accordingly, we believe that it will be necessary to continue the disciplined raise of additional capital and/or enter into licensing or collaboration agreements to fund the further development and regulatory activities that we plan to conduct. In May 2020, we declared the New Shelf Registration Statement effective and have approximately $95.6 million available with 104.9 million authorized shares remaining as of June 30, 2020 (see Note 10 of the Financial Statements). At this time, we expect to satisfy our future cash needs through our disciplined use of our ATM equity offering program, which may be further leveraged with the use of other means of private or public sales of our securities, option/warrant exercises, debt financings and/or a partnering/licensing transaction. The continued volatility in the financial markets has adversely affected the market capitalizations of many pre-revenue stage biopharmaceutical companies, particularly small capitalization companies such as Ampio, and generally has made equity and debt financing difficult to obtain in a manner that is not significantly detrimental to the business and without significant dilution to existing shareholders. This volatility, along with the COVID-19 pandemic and other factors, may limit our access to additional financing.

If we cannot obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed necessary, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or our future commercialization efforts and/or suspend operations for a period until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding our Legal Proceedings is contained in Note 13 to the Financial Statements.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report as updated by our Quarterly Reports on Form 10-Q filed with the SEC, which could materially affect our business, financial condition or future results.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition and results of operations. In January 2020, the WHO announced a global health emergency because of COVID-19. In March 2020, the WHO declared the outbreak COVID-19, a global pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has and continues to significantly affect the United States and global economies. The outbreak has and may continue to affect the Company’s operations and those of third parties on which the Company relies, including negatively impacting the conduct of current clinical trials.

More specifically, our AP-013 study has been and may continue to be significantly affected by the COVID-19 pandemic. As a result of the continuation of the pandemic, clinical site monitoring and patient visits may continue to be delayed due to government mandated and/or CRO initiated travel restrictions and prioritization of clinic resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be challenging and adversely impact our clinical trial operations. In April 2020, we paused all ongoing conduct associated with the AP-013 study. In June 2020, steady increases in COVID-19 cases in certain regions across the United States were reported. Due to the continued steady increase in reported cases, we have determined that the AP-013 study will remain paused.

However, we believe Ampion may be able to treat the serious complications related to the COVID-19 outbreak, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed ARDS or ALI, and we are pursuing new studies related to these life-threatening COVID-19 manifestations. Clinical trials for Ampion that address these serious complications could be impacted if the pandemic subsides or if there is not a sufficient number of COVID-19 patients located in the area where we perform clinical trials.

The full extent of potential impacts of the COVID-19 pandemic on our business and product development, including our clinical trials, financial condition and the global economy will depend on future developments, which are highly uncertain and cannot be predicted due to the uncertain nature of the COVID-19 pandemic and its effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on our business, operations, financial condition and results of operations. Existing insurance coverage may not provide protection for all, or any, costs that may arise from all such possible events. We continue to assess the impact of COVID-19 on our business operations, system supports and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

There are no assurances that the PPP loan will be forgivable in whole or in part.

In April 2020, the Company received PPP proceeds of $544,000. The PPP loan matures in April 2022 and has an annual interest rate of 1.0%. Payments of principal and interest are deferred until August 2021. Pursuant to Section 1106 of the CARES Act and as amended by Section 3(c) of the Flexibility Act, the Company may apply for and be granted forgiveness for all or a portion of the PPP loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the 24-week measurement period following receipt of the loan proceeds.

According to the Flexibility Act, the lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the lender must request payment from the SBA at the time the lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the lender, plus any interest accrued through the date of payment, not later than 90 days after the lender issues its decision to the SBA. However, the Company cannot give any assurance that it will obtain forgiveness of the PPP loan in whole or in part.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
10.1	Loan Agreement, dated April 16, 2020, by and between Key Bank National Association and Ampio Pharmaceuticals, Inc. (1)
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form 8-K filed on April 22, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: July 31, 2020

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer, Treasurer and Secretary
Date: July 31, 2020