Form 10-Q
period 2020-09-30
Ampio Pharmaceuticals, Inc.
filed 2020-11-03
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35182

AMPIO PHARMACEUTICALS, INC.

(www.ampiopharma.com)

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 200

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock	AMPE	NYSE American

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

As of October 31, 2020, there were 185,055,000 outstanding shares of Common Stock, par value $0.0001, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by such statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access sufficient funding through our “at-the-market” offering;
●	the loss of key management personnel upon whom we depend;
●	the progress and results of clinical trials for Ampion;
●	the risk and costs associated with our decision to suspend enrollment in the Phase III clinical trial for treatment of severe Osteoarthritis of the Knee (“OAK”) due to considerations relating to the COVID-19 pandemic;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;
●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

●	our expectations with respect to future licensing, partnering or other strategic activities.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020 (the “2019 Annual Report”), particularly in the “Risk Factors” sections of each report, that could cause actual results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10-Q includes trademarks for Ampion®, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$9,361,000	$6,532,000
Prepaid expenses and other	1,475,000	1,718,000
Total current assets	10,836,000	8,250,000

Fixed assets, net	3,838,000	4,748,000
Right-of-use asset	870,000	1,003,000
Total assets	$15,544,000	$14,001,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,641,000	$4,025,000
Lease liability-current portion	278,000	259,000
Total current liabilities	1,919,000	4,284,000

Lease liability-long-term	999,000	1,210,000
Warrant derivative liability	1,901,000	2,064,000
Total liabilities	4,819,000	7,558,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 183,938,000 as of September 30, 2020 and 158,645,000 as of December 31, 2019	18,000	16,000
Additional paid-in capital	206,618,000	191,060,000
Accumulated deficit	(195,911,000)	(184,633,000)
Total stockholders’ equity	10,725,000	6,443,000

Total liabilities and stockholders’ equity	$15,544,000	$14,001,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses
Research and development	$1,655,000	$3,428,000	$7,027,000	$7,129,000
General and administrative	1,647,000	1,745,000	4,896,000	4,301,000
Total operating expenses	3,302,000	5,173,000	11,923,000	11,430,000

Other (expense) income
Interest income	—	8,000	12,000	53,000
Paycheck Protection Program funding	—	—	544,000	—
Derivative gain (loss)	7,000	(2,054,000)	163,000	(1,233,000)
Loss on disposal of asset	(73,000)	—	(73,000)	—
Total other (expense) income	(66,000)	(2,046,000)	646,000	(1,180,000)

Net loss	$(3,368,000)	$(7,219,000)	$(11,277,000)	$(12,610,000)

Net loss per common share:
Basic	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Diluted	$(0.02)	$(0.05)	$(0.07)	$(0.10)

Weighted average number of common shares outstanding:
Basic	178,622,000	142,208,000	168,062,000	122,895,000
Diluted	178,622,000	142,208,000	169,354,000	122,895,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	110,942,000	$11,000	$176,228,000	$(171,003,000)	$5,236,000

Issuance of common stock for services	136,000	—	60,000	—	60,000
Stock-based compensation, net of forfeitures	—	—	28,000	—	28,000
Warrants exercised, net	50,000	—	20,000	—	20,000
Net loss	—	—	—	(5,812,000)	(5,812,000)

Balance at March 31, 2019	111,128,000	$11,000	$176,336,000	$(176,815,000)	$(468,000)

Stock-based compensation, net of forfeitures	—	—	73,000	—	73,000
Warrants exercised, net	825,000	—	330,000	—	330,000
Issuance of common stock in connection with the "at-the-market" equity offering program	255,000	—	142,000	—	142,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(144,000)	—	(144,000)
Issuance of common stock in connection with public offering	30,000,000	3,000	11,997,000	—	12,000,000
Offering costs related to the issuance of common stock in connection with public offering	—	—	(1,243,000)	—	(1,243,000)
Net income	—	—	—	421,000	421,000

Balance at June 30, 2019	142,208,000	$14,000	$187,491,000	$(176,394,000)	$11,111,000

Stock-based compensation, net of forfeitures	—	—	246,000	—	246,000
Net loss	—	—	—	(7,219,000)	(7,219,000)

Balance at September 30, 2019	142,208,000	$14,000	$187,737,000	$(183,613,000)	$4,138,000

Balance at December 31, 2019	158,645,000	16,000	191,060,000	(184,633,000)	6,443,000

Issuance of common stock for services	136,000	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,241,000	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,000	$16,000	$191,789,000	$(189,812,000)	$1,993,000

Stock-based compensation, net of forfeitures	—	—	64,000	—	64,000
Stock options exercised, net	1,000	—	—	—	—
Warrants exercised, net	250,000	—	100,000	—	100,000
Issuance of common stock in connection with the "at-the-market" equity offering program	13,069,000	1,000	7,230,000	—	7,231,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(314,000)	—	(314,000)
Net loss	—	—	—	(2,731,000)	(2,731,000)

Balance at June 30, 2020	173,342,000	$17,000	$198,869,000	$(192,543,000)	$6,343,000

Stock-based compensation, net of forfeitures	—	—	477,000	—	477,000
Settlement of employee tax liability related to stock option exercise, net	3,000	—	(2,000)	—	(2,000)
Warrants exercised, net	1,188,000	—	365,000	—	365,000
Issuance of common stock in connection with the "at-the-market" equity offering program	9,405,000	1,000	7,222,000	—	7,223,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(313,000)	—	(313,000)
Net loss	—	—	—	(3,368,000)	(3,368,000)

Balance at September 30, 2020	183,938,000	$18,000	$206,618,000	$(195,911,000)	$10,725,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
Net loss	$(11,277,000)	$(12,610,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	754,000	347,000
Depreciation and amortization	885,000	975,000
Loss on disposal of fixed asset	73,000	—
Paycheck Protection Program funding that offsets qualified expenses	(544,000)	—
Issuance of common stock for services	80,000	60,000
Derivative (gain) loss	(163,000)	1,233,000
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other	243,000	(1,390,000)
(Decrease) increase in accounts payable and accrued expenses	(2,385,000)	805,000
Decrease in lease liability	(59,000)	(52,000)
Proceeds received under the Paycheck Protection Program	544,000	—
Net cash used in operating activities	(11,849,000)	(10,632,000)

Cash flows used in investing activities
Purchase of fixed assets	(48,000)	(14,000)
Net cash used in investing activities	(48,000)	(14,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	15,136,000	142,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(873,000)	(144,000)
Proceeds from sale of common stock in connection with the public offering	—	12,000,000
Costs related to sale of common stock in connection with the public offering	—	(1,243,000)
Proceeds from warrant exercises	465,000	350,000
Settlement of employee tax liability related to stock option exercise, net	(2,000)	—
Net cash provided by financing activities	14,726,000	11,105,000

Net change in cash and cash equivalents	2,829,000	459,000

Cash and cash equivalents at beginning of period	6,532,000	7,585,000
Cash and cash equivalents at end of period	$9,361,000	$8,044,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,347,000	$—
Initial lease liability arising from the adoption of ASC 842	—	1,704,000
Initial recognition of right-of-use asset arising from the adoption of ASC 842	—	1,168,000

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2019 included in the Company’s 2019 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and nine months ended September 30, 2020 is unaudited. The balance sheet at December 31, 2019 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of the novel coronavirus (“COVID-19”). In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic. COVID-19 has and continues to significantly affect the United States and global economies. In April 2020, and pursuant to the U.S. Food and Drug Administration (“FDA”), independent Safety Monitoring Committee (“SMC”), and regulatory Institutional Review Board guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial of Ampion for the treatment of OAK, also known as the “AP-013 study”. Due to the increases in reported COVID-19 cases, the Company has determined that the AP-013 study will remain paused. However, the FDA recently provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. The Company is reviewing this guidance and continues to have ongoing discussions with the CRO to determine the best approach for the AP-013 study. Since the filing of its Form 10-Q covering the three-month period ending June 30, 2020, the Company has been conducting clinical trials related to potential new applications of Ampion (i.e. inhaled and intravenous) related to the COVID-19 infection. The outbreak has and may continue to spread, which could materially impact the Company’s business operations and, in addition, those of third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials. The full extent of potential impacts on the Company’s business and product development, including clinical trials, financing activities and the global economy will depend on future developments, which cannot be predicted due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three months ended September 30, 2020, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected future liquidity and resulting going concern position, warrant derivative liability and related periodic gains and losses, stock-based compensation, the projected useful lives and potential impairment of fixed assets, and the valuation allowance related to deferred tax assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

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

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As of and for the nine months ended September 30, 2020, the Company had cash and cash equivalents of $9.4 million and a net loss of $11.3 million, respectively. The net loss is primarily attributable to operating expenses of $11.9 million, partially offset by the receipt of Paycheck Protection Program (“PPP”) proceeds of $0.5 million (see Note 6) and non-cash derivative gain of $0.2 million (see Note 9). The Company used net cash in operations of $11.9 million for the nine months ended September 30, 2020 and ended the quarter with an accumulated deficit and stockholders’ equity of $196.0 million and $10.7 million, respectively. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any operating revenues or profits to date. These existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion, may issue and sell from time to time shares of its authorized common stock. During the nine months ended September 30, 2020, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $15.1 million (see Note 10). In October 2020, the Company received additional gross proceeds of $1.0 million from the sale of 1.1 million shares of common stock under the ATM equity offering program, which was offset by offering related costs of $40,000.

The Company has prepared an updated projection covering the period from October 1, 2020 through September 30, 2021 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting clinical development programs. The Company continues to assess the impact of the COVID-19 pandemic, including the increase in COVID-19 cases in the United States and the impact that may have on the AP-013 study and any new studies related to COVID-19, and, as such, is not currently in a position to project the required liquidity needs for completion of these studies. The Company anticipates using the ATM equity offering program to raise funds in the near term, while also considering supplementing the funds raised with separate private/public equity offering(s). Based on the Company’s current cash position, projection of operations and expected access to equity financing, the Company believes it will have sufficient liquidity to fund operations through the third quarter of 2021. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, the Company’s management is unable to conclude that it is probable that future capital will be available to satisfy future liquidity needs in a manner that will be sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, remains highly uncertain and subject to change. The Company expects to seek additional capital investments in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development of Ampion, (ii) Biologics License Application (“BLA”) preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing for sourcing such capital, which will primarily depend on existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot give any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its base level of operations and any incremental expenses related to the further development of Ampion for OAK and other indications.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019

Unamortized commercial insurance premiums	$970,000	$502,000
Deposits	214,000	1,162,000
BLA consulting services refund	182,000	-
Receivable	14,000	14,000
Other	95,000	40,000
Total prepaid expenses and other	$1,475,000	$1,718,000

Note 4 – Fixed Assets

Fixed assets are recorded based on acquisition cost and, once placed in service, are depreciated on the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	Weighted Average	Net Book Value				Net Book Value
	Useful Lives	Remaining Useful	December 31,			Accumulated	September 30,
	in Years	Lives in Years	2019	Additions	Disposals	Depreciation	2020

Leasehold improvements	10	4	$2,850,000	$—	$—	$(450,000)	$2,400,000
Manufacturing facility/clean room	3 - 8	3	1,550,000	9,000	(73,000)	(370,000)	1,116,000
Lab equipment and office furniture	5 - 8	3	348,000	39,000	—	(65,000)	322,000
Fixed assets, net			$4,748,000	$48,000	$(73,000)	$(885,000)	$3,838,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Depreciation and amortization expense	$294,000	$320,000	$885,000	$975,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019

Accounts payable	$398,000	$151,000
Commercial insurance premium financing agreement	721,000	21,000
Clinical trials	225,000	3,288,000
Professional fees	181,000	317,000
Other	116,000	176,000
Accrued incentive compensation	—	72,000
Accounts payable and accrued expenses	$1,641,000	$4,025,000

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

In June 2020, the Flexibility Act was signed into law, which amended the CARES Act. The Flexibility Act changed key provisions of the PPP, including, but not limited to, (i) provisions relating to the maturity of PPP loans, (ii) the deferral period covering of PPP loan payments and (iii) the process for measurement of loan forgiveness. More specifically, the Flexibility Act provides a minimum maturity of five years for all PPP loans made on or after June 5, 2020, the date of the enactment of the Flexibility Act, and permits lenders and borrowers to extend the maturity date of earlier PPP loans by mutual agreement. As of the date of this filing, the Company has not approached the Lender to request an extension of the maturity date from two years to five years. The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (the “covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. Therefore, the Company’s deferral period for principal and interest payments was updated from six months according to the terms and conditions of the loan agreement to ten months. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24-weeks.

After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from eight weeks to the lesser of (i) the period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations of its PPP loan forgiveness eligibility according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period of less than 24 weeks. In addition, the Company has determined that it is probable that the Company will meet all the conditions of the PPP loan forgiveness program. As such, the Company has determined that the PPP loan should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” in GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the Company’s eligibility for PPP loan forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e. qualified expenses). Therefore, the Company recognized PPP funding during the periods when qualified expenses were incurred. The balance and activity related to the PPP loan is as follows as of September 30, 2020:

September 30, 2020

PPP loan proceeds	$544,000
Qualified expenses eligible for forgiveness	(544,000)
PPP loan balance	$—

In October 2020, the Company submitted the PPP loan forgiveness application, which has been approved by the Lender. In accordance with the terms and conditions of the Flexibility Act, the Lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the Lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the Lender must request payment from the SBA at the time the Lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. Although the Company believes it is probable that the PPP loan will be forgiven, the Company cannot currently provide any objective assurance that it will obtain forgiveness in whole or in part.

Pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP loan is forgiven. In addition, starting in August 2021, the Company will be required to make principal and interest payments totaling $23,000 per month or an adjusted amount based on the loan amendment over the remaining term of the PPP loan until such time as the loan is fully settled. The Company may prepay the PPP loan at any time without penalty and the loan agreement evidencing the PPP loan contains customary events of default relating to, among other things, payment defaults, or breaches of representations and warranties, or other provisions of the loan agreement. The occurrence of an event of default may trigger an acceleration of the maturity date for all amounts outstanding, collection of all amounts owing from the Company and/or the Lender filing suit and obtaining a judgment against the Company.

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total (1)	2020	2021	2022	2023	2024	Thereafter
Key clinical research trial obligations	$2,915,000	$675,000	$2,240,000	$—	$—	$—	$—
BLA consulting services	1,143,000	—	457,000	686,000	—	—	—
Statistical analysis and programming consulting services	318,000	30,000	288,000	—	—	—	—
Employment agreements	1,478,000	216,000	783,000	466,000	13,000	—	—
Commercial insurance premium financing agreement	721,000	474,000	247,000	—	—	—	—
	$6,575,000	$1,395,000	$4,015,000	$1,152,000	$13,000	$—	$—

(1)	Not included in the commitments and contingencies table above are the monthly principal and interest payments of $23,000 that would be due beginning in August 2021 under the PPP loan if it is not forgiven by the SBA (see Note 6).

Key Clinical Research Trial Obligations

AP-013 study

In March 2019, the Company entered into a contract with a CRO in connection with the AP-013 study totaling $6.2 million and covering an initial clinical trial size of 724 patients, which was increased by $4.1 million in January 2020 as a result of an increase in the number of participating patients to 1,034, resulting in the CRO contract commitment totaling $10.3 million. In April 2020, and pursuant to the FDA guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the CRO paused all ongoing conduct associated with the AP-013 study. Increases in COVID-19 cases across certain regions of the United States continue to be reported on a consistent basis. Due to the continued increase in reported cases, the Company has determined that the AP-013 study will remain paused. However, the FDA recently provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. The Company is reviewing this guidance and continues to have ongoing discussions with the CRO to determine the best approach for the AP-013 study.

From the inception of this contract through September 30, 2020, the Company incurred and accrued cumulative costs totaling $8.2 million against the contract. This contract had an outstanding obligation for future costs and services totaling $2.1 million as of September 30, 2020. However, this obligation assumes that the Company will continue the AP-013 study at the same point the study was paused, and that the completion of the study will be consistent with the parameters as contained in the existing contract, which may not be the case. The Company continues to explore all viable options to enable it to complete the AP-013 study; however, it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Due to the uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may change. The following table provides further detail of the Company’s current contractual obligations for the conduct of the AP-013 study, which does not reflect any changes related to the potential impact of COVID-19, as such impacts are unknown and cannot be reasonably estimated at the date of this filing:

September 30, 2020

Original contract (based on 724 patients)	$6,180,000
Amendment to contract (based on 1,034 patients)	4,075,000
Total contract	$10,255,000

Initial deposit (included in original contract amount)	$861,000
Amendment to deposit	699,000
Expenses incurred applied to deposit	(1,386,000)
Remaining deposit (applied to future expenses)	$174,000

Expenses incurred/accrued (includes expenses applied to deposit)	$8,182,000

Total future commitment	$2,073,000

Inhaled treatment for COVID-19 patients

In May 2020, the Company entered into a contract with a CRO in connection with a pre-clinical inhaled safety study for Ampion totaling $207,000. In August 2020, the Company finalized contract negotiations to increase the contract to $250,000 as a result of additional pre-study work and reporting. In September 2020, the safety study was completed and, as such, the Company had no outstanding future commitment as of September 30, 2020. The data from the safety study was submitted to the FDA to support the Investigational New Drug (“IND”) application covering inhaled Ampion treatment for COVID-19 patients, which was granted in September 2020.

In September 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering inhaled Ampion treatment for COVID-19 infected patients hospitalized for respiratory distress (the “AP-014 study”) totaling $836,000. The Company expects to commence the AP-014 study during the fourth quarter of fiscal 2020 and, as such, had an outstanding future commitment of $836,000 as of September 30, 2020.

In October 2020, the Company entered into a contract with a regional hospital group in connection with the FDA approved IND application for the AP-014 study totaling $30,000. As noted above, the Company expects to commence the AP-014 study during the fourth quarter of fiscal 2020.

Intravenous (“IV”) treatment for COVID-19 patients

In June 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering IV Ampion treatment for COVID-19 patients (the “AP-016 study”) totaling $43,000. In September 2020, the AP-016 study was completed. However, the Company will continue to monitor the patients enrolled in the AP-016 study for a 90-day period subsequent to the completion of the study and costs are expected to be minimal during this period.

In July 2020, the Company entered into a contract with a regional hospital group in connection with the FDA approved IND application for the AP-016 study totaling $50,000. As noted above, the Company completed the AP-016 study in September 2020 and, as such, had no outstanding future commitment as of September 30, 2020.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million. This contract required a deposit, of which $182,000 was funded and recorded within the “prepaid expenses and other” line item on the balance sheet. In June 2020, the Company finalized contract negotiations to increase the contract by a nominal amount to incorporate the review of the IND applications for inhaled and IV Ampion treatment. In September 2020, the Company finalized contract negotiations to provide a refund of the deposit totaling $182,000 due to the pause of the AP-013 study and the delay in filing of the BLA. The Company is required to provide a deposit totaling $364,000 once the work commences related to the preparation of the related BLA for Ampion. The Company had incurred cumulative costs totaling $79,000 against this contract and, as such, had outstanding future obligations totaling $1.1 million as of September 30, 2020, which will be settled at such time future services are provided to the Company primarily related to the development and filing of the Ampion BLA. Given the uncertainty surrounding the COVID-19 pandemic and the resulting impact on the AP-013 study, at the date of this filing, the Company estimates the incurrence of the remaining costs associated with the preparation of the BLA filing will be postponed until late fiscal 2021, if not later.

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $578,000. As of September 30, 2020, the Company had incurred cumulative costs totaling $260,000 against the contract and, as such, had an outstanding obligation of $318,000.

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

The Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer, on July 9, 2019, which provided for an annual salary of $285,000 and a term beginning July 31, 2019 and lasting for three years, subject to certain automatic renewal provisions. The employment agreement, as amended in July 2020, allowed for reimbursement of reasonable commuting and relocation expenses, including the employee portion of taxes, for up to one year. The commuting and relocation expenses were substantially incurred as of September 30, 2020 with the residual expected to be incurred during the fourth quarter of fiscal 2020.

Amounts noted above do not assume the continuation of employment beyond the contractual terms of each employee’s existing employment agreements.

Commercial Insurance Premium Financing Agreement

In July 2020, the Company entered into an insurance premium financing agreement for $1.0 million, with a term of nine months and an annual interest rate of 3.37%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $116,000 per month over the remaining term of the agreement. The outstanding obligation as of September 30, 2020 was $683,000, which will be paid in full by March 2021. In addition, as of September 30, 2020, the Company had a remaining balance of $38,000 related to annual insurance premiums payable to the Company’s insurance broker, which will be paid in full by June 2021.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate 5.75% based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of September 30, 2020:

	Facility Lease Payments	Remainder of 2020	2021	2022	2023	2024	Thereafter

Remaining Facility Lease Payments	$1,429,000	$85,000	$345,000	$355,000	$364,000	$280,000	$—
Less: Discount Adjustment	(152,000)
Total lease liability	$1,277,000

Lease liability-current portion	$278,000

Long-term lease liability	$999,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of September 30, 2020:

ROU Asset

Balance as of December 31, 2019	$1,003,000
Amortization	(133,000)
Balance as of September 30, 2020	$870,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Lease expense	$66,000	$65,000	$198,000	$196,000

Note 8 – Warrants

The Company has issued equity-classified warrants and liability warrants in conjunction with previous equity raises. The Company had a total of 2.2 million equity-classified warrants and 3.2 million liability warrants outstanding as of September 30, 2020.

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2020:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2019	7,116,000	$0.57	3.41
Warrants issued	—	$—
Warrants exercised	(1,668,000)	$0.42
Warrants expired	—	$—
Outstanding as of September 30, 2020	5,448,000	$0.61	2.52

During the nine months ended September 30, 2020, the Company issued 1.2 million shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $465,000 during the nine months ended September 30, 2020 related to these investor warrant exercises. In addition, former placement agents elected to exercise 506,000 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price, and the Company issued 276,000 shares of common stock as a result. The Company did not receive any cash related to the exercise of placement agent warrants.

The total value for the warrant derivative liability as of September 30, 2020 is approximately $1.9 million. See Note 9 for additional information regarding the warrant derivative liability.

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

The Company’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of the fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques in all periods presented.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2020
Liabilities:
Warrant derivative liability	$—	$—	$1,901,000	$1,901,000

December 31, 2019
Liabilities:
Warrant derivative liability	$—	$—	$2,064,000	$2,064,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2019	$2,064,000
Warrant exercises	(912,000)
Change in fair value	749,000
Balance as of September 30, 2020	$1,901,000

Note 10 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of September 30, 2020 and December 31, 2019.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

September 30, 2020

Authorized shares	300,000,000

Common stock outstanding	183,938,000
Options outstanding	5,484,000
Warrants outstanding	5,448,000
Reserved for issuance under 2019 Stock and Incentive Plan	8,643,000

Available shares	96,487,000

Shelf Registration

In March 2017, the Company filed a shelf registration statement on Form S-3 (the “Prior Shelf Registration Statement”) with the SEC to register the offering by the Company, from time to time, of up to $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, as well as, the sale by selling stockholders of 5.0 million shares of common stock. The Prior Shelf Registration Statement was declared effective by the SEC in April 2017 and was terminated in May 2020. In April 2020, the Company filed a shelf registration statement on Form S-3 (the “New Shelf Registration Statement”) with the SEC to register the offering by the Company, from time to time, of up to $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants and units, which was declared effective by the SEC in May 2020. The Company had $88.4 million remaining under the New Shelf Registration Statement as of September 30, 2020. However, the Company’s ability to issue and sell securities under the New Shelf Registration Statement may be limited, based on many factors including, but not limited to, the Company’s stock price and related volatility, the trading volume of the Company’s common stock, and the number of remaining authorized shares available for the Company to issue.

ATM Equity Offering Program

Sales Agreement

In February 2020, the Company entered into a Sales Agreement with two agents to implement an ATM equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the agents shall use their commercially reasonable efforts to sell shares from time to time, based upon the Company’s instructions as documented on a purchase notification form. If an agent declines to accept the purchase notification form, the agent must promptly notify the Company and the other agent then has the ability to accept or decline the purchase notification form. The Company has no obligation to sell any shares and may, at any time and in its sole discretion, suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Sales Agreement includes customary indemnification rights in favor of the agents, and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement as of September 30, 2020:

	Three months ended	Three months ended	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	Total

Total shares of common stock sold	1,241,000	13,069,000	9,405,000	23,715,000

Average price per share	$0.58	$0.54	$0.78	$0.64

Gross Proceeds	$682,000	$7,231,000	$7,223,000	$15,136,000
Commissions earned by placement agents	(27,000)	(290,000)	(290,000)	(607,000)
Issuance / subsequent recurring fees	(219,000)	(24,000)	(23,000)	(266,000)
Net Proceeds	$436,000	$6,917,000	$6,910,000	$14,263,000

Common Stock Issued for Services

The Company issued 136,000 and 136,000 shares of common stock valued at $80,000 and $60,000, as partial compensation for the services of non-employee directors, during the nine months ended September 30, 2020 and 2019, respectively.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of September 30, 2020:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during fiscal 2019	(144,000)
Options granted during fiscal 2020	(1,218,000)
Add back: expired, forfeited and/or cancelled equity awards	5,000
Remaining shares available for future equity awards	8,643,000

The following table summarizes the Company’s stock option activity under both the 2010 Plan and 2019 Plan during the nine months ended September 30, 2020:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2019	6,000,000	$1.33	5.40	$—
Granted	1,218,000	$0.67
Exercised	(20,000)	$0.54
Forfeited	(100,000)	$1.70
Expired and/or cancelled	(1,614,000)	$0.87
Outstanding as of September 30, 2020	5,484,000	$1.11	7.26	$1,435,000
Exercisable as of September 30, 2020	5,335,000	$1.12	7.21	$1,388,000

Of the 1.2 million stock options that were granted during the nine months ended September 30, 2020, 604,000 stock options were reissued as replacements for 711,000 stock options that were cancelled. The value of the reissued stock options was estimated using the Black-Scholes option pricing model and totaled $277,000. The 100,000 stock options that were forfeited and approximately 1.6 million stock options that expired and/or were cancelled during the nine months ended September 30, 2020 were issued under the 2010 Plan, which was cancelled as noted above. Therefore, these forfeited and expired and/or cancelled stock options were not added back to the 2019 Plan. The 20,000 stock options that were exercised were processed as a net exercise, where the total number of shares of common stock issued was reduced to cover the option holders’ exercise price and tax obligations. The Company submitted the tax obligations on behalf of the option holders and did not receive any cash proceeds from the net exercise.

Stock options outstanding as of September 30, 2020 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	704,000	$0.44	8.77
$0.51 - $1.00	4,092,000	$0.61	7.01
$1.01 - $1.50	50,000	$1.03	9.85
$1.51 and above	638,000	$4.48	2.87
	5,484,000	$1.11	7.26

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended September 30, 2020, using the following assumptions:

Expected volatility	120.80% - 201.90%
Risk free interest rate	0.19% - 1.67%
Expected term (years)	3.00 - 5.51

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense (stock options and common stock issued for services) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses
Stock-based compensation	$72,000	$46,000	$142,000	$77,000

General and administrative expenses
Issuance of common stock for services	—	—	80,000	60,000
Stock-based compensation	405,000	209,000	612,000	278,000

Total stock-based compensation	$477,000	$255,000	$834,000	$415,000

Unrecognized expense as of September 30, 2020	$28,000

Weighted average remaining years to vest	0.24

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(3,368,000)	$(7,219,000)	$(11,277,000)	$(12,610,000)
Less: decrease in fair value of investor warrants	—	—	(163,000)	—
Loss available to common stockholders	$(3,368,000)	$(7,219,000)	$(11,440,000)	$(12,610,000)

Basic weighted-average common shares outstanding	178,622,000	142,208,000	168,062,000	122,895,000
Add: dilutive effect of equity instruments	—	—	1,292,000	—
Diluted weighted-average shares outstanding	178,622,000	142,208,000	169,354,000	122,895,000
Earnings per share – basic	$(0.02)	$(0.05)	$(0.07)	$(0.10)
Earnings per share – diluted	$(0.02)	$(0.05)	$(0.07)	$(0.10)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	5,484,000	5,914,000	4,567,000	5,914,000
Warrants to purchase shares of common stock	5,448,000	23,508,000	5,073,000	23,508,000
Total potentially dilutive shares of common stock	10,932,000	29,422,000	9,640,000	29,422,000

Note 13 – Litigation

On August 25, 2018, a purported stockholder of the Company commenced a putative class action lawsuit in the United States District Court for the Central District of California (the “Court”), captioned Shi v. Ampio Pharmaceuticals, Inc., et al., Case No. 18-cv-07476 (the “Securities Class Action”). The plaintiff in the Securities Class Action alleged that the Company and certain of its current and former officers had violated the federal securities laws by misrepresenting and/or omitting material information regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Securities and Exchange Commission Rule 10b-5, on behalf of a putative class of purchasers of the Company’s common stock from December 14, 2017 through August 7, 2018. The plaintiff in the Securities Class Action sought unspecified damages, pre-judgment and post-judgment interest, and attorneys’ fees and costs. On September 27, 2019, the Court presiding over the Securities Class Action issued an order appointing a Lead Plaintiff and Lead Counsel, pursuant to the Private Securities Litigation Reform Act. The Lead Plaintiff filed an amended complaint in late 2019. The Company filed a motion to dismiss the amended complaint on February 10, 2020. On March 26, 2020, the Lead Plaintiff filed a brief in opposition to the Company’s motion to dismiss. The Company filed a reply to the Lead Plaintiff’s brief in opposition on April 27, 2020. On June 19, 2020, the Court granted the Company’s motion to dismiss and dismissed the Securities Class Action with prejudice. The plaintiff did not file a notice of appeal, and the case is now concluded.

On September 10, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the Central District of California, captioned Cetrone v. Macaluso, et al., Case No. 18-cv-07855 (the “Cetrone Action”), alleging primarily that the directors and officers of Ampio had breached their fiduciary duties in connection with alleged misstatements and omissions regarding the AP-003 Phase III clinical trial of Ampion. The plaintiff sought unspecified damages, certain governance reforms, pre-judgment and post-judgment interest, attorneys’ fees and costs.

On October 5, 2018, a purported stockholder of the Company brought a derivative action in the United States District Court for the District of Colorado, Theise v. Macaluso, et al., Case No. 18-cv-02558 (the “Theise Action”), which closely paralleled the allegations in the Cetrone Action. A second derivative action was filed in the United States District Court for the District of Colorado and was consolidated with the Theise Action under the caption In re: Ampio Pharmaceuticals Inc. Stockholder Derivative Actions, Case No. 18-cv-02558. The plaintiffs sought unspecified damages, pre-judgment and post-judgment interest, attorneys’ fees and costs. On August 28, 2020, the District Court for the Central District of California dismissed the Cetrone Action in its entirety and without prejudice, pursuant to a Stipulation of Dismissal between the parties. On August 31, 2020, the United States District Court for the District of Colorado similarly dismissed the Theise Action in its entirety and without prejudice, pursuant to a Stipulation of Dismissal between the parties.

As of September 30, 2020, each of the Securities Class Action, the Cetrone Action and the Theise Action have been dismissed. As of the date hereof, the Company is not a party to any ongoing lawsuits.

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

The pharmaceutical market is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, such as Osteoarthritis of the Knee (“OAK”), and for the treatment of serious complications arising from the COVID-19 pandemic, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed Acute Respiratory Distress Syndrome (“ARDS”) or Acute Lung Injury (“ALI”).

Moving forward, we will continue to place a disciplined focus on maintaining our business operations in a manner that is streamlined and efficient while continuing to allocate a requisite level of our liquidity, human capital and other operational resources towards the advancement of key immunology-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for these conditions.

Overview

We maintain an Internet website at www.ampiopharma.com. Information on or linked to our website is not incorporated by reference into this Quarterly Report on Form 10-Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Ampion is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe OAK; an IV treatment for COVID-19 patients who require supplemental oxygen; and an inhaled treatment for COVID-19 induced respiratory distress.

In June 2019, we commenced our AP-013 study titled, “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”. In January 2020, the United States Department of Health and Human Services declared COVID-19 a public health emergency in the United States and in March 2020, the WHO declared the COVID-19 outbreak a global pandemic. In April 2020, due to the impact of COVID-19, we paused the ongoing conduct of the AP-013 study. As increases in COVID-19 cases across the United States continue to be reported, we have determined that the AP-013 study will remain paused, but we continue to actively explore viable options to enable us to complete the study. Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. We are currently reviewing the FDA guidance as it relates to the AP-013 study data with the expectation that we will finalize a proposal on how we plan to approach the AP-013 study during the fourth quarter of fiscal 2020. However, it is possible that the continuation of the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Finally, due to the current uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may significantly increase.

In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients who require supplemental oxygen, and we commenced a Phase I study for such treatment, known as the AP-016 study, in July 2020. In September 2020, we completed the AP-016 study, and the results of the study found Ampion to be safe and well-tolerated. The patients in the study will be followed for a period of 90-days subsequent to the completion of the study in order to complete their safety assessments. Secondary efficacy endpoints from the study suggest that Ampion may improve the clinical outcome for patients with COVID-19. We believe that the safety and efficacy results could provide the basis for performing further clinical trials with IV Ampion.

In September 2020, we received FDA agreement to proceed with human trials utilizing Ampion by inhalation as a treatment for COVID-19 patients who have respiratory distress, and we expect to commence a Phase I study for such treatment, known as the AP-014 study, during the fourth quarter of fiscal 2020.

We believe the immunomodulatory action and anti-inflammatory effects of Ampion may provide a treatment for individuals with inflammatory conditions including severe OAK and the widespread inflammation associated with COVID-19 infection.

AMPION

We have developed a novel biologic drug, Ampion, which contains a blood-derived cyclized peptide and small molecules that target multiple pathways in the innate immune response characteristic of inflammatory disease. In vitro studies have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins responsible for signaling tissue growth and healing. We believe that this mechanism of action provides a therapeutic effect by interrupting the dysregulated immune system responsible for the disease, damage, and pain attributed to many inflammatory and degenerative conditions.

Ampion for Osteoarthritis

Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage in osteoarthritis. As described above, in vitro studies have shown that Ampion represses the transcription of inflammatory cytokines responsible for inflammation, while activating anti-inflammatory proteins responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK while providing a market expansion potential as a disease modifying biologic drug.

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

Study AP-003-A was a multicenter, randomized, double-blind Phase III trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported in either the Ampion or saline treated groups. There were no drug-related serious adverse events in either group.

In 2018, the FDA reiterated and confirmed that our successful pivotal Phase III clinical trial, AP-003-A, was adequate and well-controlled, provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a Biologics License Application (“BLA”). The FDA provided guidance that we should complete an additional Phase III trial of KL 4 severe OAK patients with concurrent controls that would be carried out under a Special Protocol Assessment (“SPA”) to obtain FDA concurrence on the trial design prior to initiation of the trial.

We received an SPA agreement in June 2019 from the FDA for a Phase III clinical protocol in reference to the AP-013 study. The SPA agreement for the AP-013 study finalized patient enrollment at 1,034 patients, with a sample size assessment at an interim analysis of 724 patients to allow an adjustment up to 1,551 patients if deemed necessary. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP-013 study adequately addressed the objectives necessary to support a regulatory submission. According to the FDA’s guidance regarding SPAs (published in April 2018), an SPA documents the FDA’s agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission; however, the final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entire data in the application. Following the receipt of the SPA agreement, we initiated the AP-013 study, identified and engaged clinical sites for the clinical trial, and initiated dosing of patients at those sites. As of December 31, 2019, we completed the enrollment and dosing of 724 patients required for the interim analysis sample size assessment.

As previously noted, in March 2020, the WHO declared the COVID-19 outbreak a pandemic and the CDC indicated that older adults, age 65 years and older, are at higher risk for severe illness as a result of COVID-19. The AP-013 study focuses on individuals with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years. Therefore, guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, the FDA acknowledged the impact of COVID-19 on clinical trials in a published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the Agency’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the Safety Monitoring Committee (“SMC”) for the AP-013 study recognized the impact of COVID-19 on the clinical trial. In April 2020, we paused ongoing conduct of the AP-013 study, and we continue to monitor the COVID-19 health situation and updated FDA guidance on conducting clinical trials in a pandemic. Increases in COVID-19 cases across the United States continue to be reported, therefore, we have determined that the AP-013 study will remain paused as we continue to explore options to enable us to complete the study. Currently, the Company is evaluating options for the AP-013 study using the FDA guidance, “Statistical Considerations for Clinical Trials During the COVID-19 Public Health Emergency”, which is specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. In order to remain in compliance with such guidance, we plan to submit a proposal to the FDA during the fourth quarter of fiscal 2020 to maintain the SPA for the AP-013 study. However, it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all.

Ampion for Complications Related to COVID-19 Infection

The COVID-19 pandemic has resulted in millions of cases and hundreds of thousands of deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID-19 virus moves into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen. The CDC has estimated that approximately 20% of patients with COVID-19 will progress to a severe disease condition, requiring hospitalization and clinical care. Complications of severe COVID-19 infection include ARDS, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (e.g. secondary bacterial infection). The primary cause of death associated with COVID-19 infection is ARDS, and, as of the date of this filing, there are no clinically approved treatments for ARDS or the COVID-19 infection.

An article published in the peer-reviewed journal, The Journal of the American Medical Association, by Bellani et al. in February 2016 titled, ‘Epidemiology, Patterns of Care, and Mortality for Patients With Acute Respiratory Distress Syndrome in Intensive Care Units in 50 Countries’, indicates that under normal circumstances, there is approximately a 40% mortality rate for patients with ARDS. COVID-19 is newly emerging, and there is little published research on mortality in this subset of patients; however, we believe that ARDS secondary to COVID-19 infection may prove to be more lethal than ARDS due to other causes. A study of 191 patients in Wuhan, China reported that 50 of the 54 patients with COVID-19 who died during their hospitalization developed ARDS, while only nine of the 137 survivors developed ARDS. That study, published in The Lancet by Zhou et al. in March 2020, demonstrates an 85% (50/59) case mortality rate for ARDS secondary to COVID-19 infection, which is more than double the mortality rate observed without COVID-19 infection.

The CDC has reported that, among all patients with a COVID-19 infection, between 3% - 17% develop ARDS, but that percentage increases to 67% - 85% for patients admitted to an intensive care unit. We believe that it is imperative that effective treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from the need for oxygen to the progression to ARDS. For instance, it has been reported that treatments that reduce the length of stay in the hospital or decrease the required time on ventilation would not only decrease mortality but also reduce stress on hospital resources, including medical staff, allowing additional COVID-19 infected patients access to critical and potentially life-saving care.

As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome of COVID-19 patients requiring oxygen and experiencing respiratory distress, including ARDS and ALI.

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

During COVID-19 infection, the activation of the innate immune system leads to a dysregulated or “hyper-inflammatory” response, resulting in the excess release of innate pro-inflammatory cytokines by alveolar macrophages and neutrophils as part of a “cytokine storm”. In humans, the severity of disease, including ARDS, is closely related to increased serum levels of inflammatory cytokines accompanied by a corresponding decrease in anti-inflammatory cytokines. These findings have been published in Cell Host and Microbe in February 2016 by Channappanavar et al. and in The International Journal of Clinical and Experimental Pathology in January 2017 by Yang et al.

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders, such as ARDS. Development of Ampion supports a mechanism of action as an immunological agent which decreases the production of physiological mediators (e.g., cytokines and chemokines) responsible for inflammation and tissue damage, while simultaneously promoting the production of those mediators required for resolving inflammation and tissue repair. One of the most common and problematic clinical features of ARDS is pulmonary edema, which causes hypoxemia and may result in death. Cellular models treated with Ampion indicate treatment enhances microvascular barrier function in the lung to protect against this facet of ARDS. Ampio is currently working with the FDA to receive authorization to develop Ampion as a potential treatment for complications related to COVID-19 infection.

In May 2020, we submitted an IND application for the IV treatment of adults with COVID-19 requiring supplemental oxygen. In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients who require supplemental oxygen, and we commenced the Phase I AP-016 study in July 2020. In September 2020, we completed the AP-016 study and the results of the study found Ampion to be safe and well-tolerated with no remarkable difference in the incidence, frequency, and severity of adverse events between IV Ampion and standard of care. These patients will be followed over the upcoming months to complete their safety assessments. Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement as recommended by the WHO, and by the National

Early Warning Score (“NEWS2”), as recommended by the National Institute for Health and Care Excellence (“NICE”) in its guidelines for the management of COVID-19 patients in critical care. We believe that the safety and efficacy results could provide the basis for performing a potential Phase II/III trial with IV Ampion.

In August 2020, we submitted preclinical safety data to support the IND application for inhalation treatment of adults with respiratory distress due to COVID-19 infection. In September 2020, we received FDA agreement to proceed with human trials utilizing inhalation Ampion as a treatment for COVID-19 patients who have respiratory distress, and we expect to commence the Phase I AP-014 study during the fourth quarter of fiscal 2020.

We continue to communicate on a regular basis with the FDA to advance the development of these programs. As an immunomodulatory agent, with anti-inflammatory effects, we believe Ampion may be effective in interrupting the inflammatory cascade associated with COVID-19 and improving the clinical course and outcome for patients.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 10 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue biopharmaceutical company that has incurred an accumulated deficit of $196.0 million through September 30, 2020. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for the indications noted above. In addition, while working in parallel with the continued advancement of immunology-based therapies for Ampion, we continue to actively explore synergistic licensing and other partnering opportunities with both domestic and global-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

Since June 1, 2020, the Governor of Colorado and the Tri-County Health Department has amended and extended the “Safer at Home and in the Vast, Great Outdoors” order several times, with the most recent amendment and extension dated September 19, 2020. However, the order still strongly encourages residents to remain at home. We believe we are considered a “critical business” as defined in the executive order; however, the order’s social distancing requirements have modestly impacted our operations. The extent of such impact continues to be uncertain at this time and will depend on the length of time such restrictions continue.

As increases in COVID-19 cases continue to be reported, we have determined that the AP-013 study will remain paused until the safety of our patients, clinical, and monitoring staff is no longer jeopardized. The continued executive order, shelter-in-place orders and our policies may continue to negatively impact productivity, have adverse effects on the Company’s business, operations, financial condition and results of operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our ongoing business operations.

While we continue to explore all viable options to complete the AP-013 study and evaluate the FDA’s most recent guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the COVID-19 pandemic, it remains possible that the COVID-19 pandemic may prevent completion of the study over the near term or at all. Even if the study is completed in the future, the Company anticipates that the impact of the COVID-19 pandemic on the AP-013 study will likely result in a significant delay of its previous projected timeline for submitting a BLA. The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically in other ways. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support our business operations, which would adversely impact the value of our common stock.

As of September 30, 2020, we had $9.4 million of cash and cash equivalents. In April 2020, we received PPP proceeds of $544,000. During the nine months ended September 30, 2020, we sold 23.7 million shares pursuant to the ATM equity offering program, which yielded gross proceeds of $15.1 million; offset by offering related costs of $873,000. In October 2020, we received additional gross proceeds of $1.0 million from the sale of 1.1 million shares of common stock under the ATM equity offering program; offset by offering related costs of $40,000. We anticipate the continued use of the ATM equity offering program in a disciplined manner based on near-term liquidity needs and could supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the third quarter of 2021. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets, our management is unable to conclude that it is probable that future capital will be available to satisfy our future liquidity needs in a manner that will be sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, remains highly uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our New Shelf Registration Statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the New Shelf Registration Statement (see Note 10 to the Financial Statements and the table below for remaining available shares as of September 30, 2020). However, we cannot be certain that we will be able to secure additional financing or that any funding, offered pursuant to the New Shelf Registration Statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

September 30, 2020

Authorized shares	300,000,000

Common stock outstanding	183,938,000
Options outstanding	5,484,000
Warrants outstanding	5,448,000
Reserved for issuance under 2019 Stock and Incentive Plan	8,643,000

Available shares	96,487,000

Average stock price:
30 day	$0.84
60 day	$0.84
90 day	$0.83

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, valuation allowance(s), useful lives of assets and remaining useful lives, accrued compensation, stock compensation, warrant derivative liability, right-of-use asset, lease liability, clinical trial accruals, and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2019 Annual Report. Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2019 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2020) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2020 Compared to September 30, 2019

We recognized a net loss for the three months ended September 30, 2020 (“2020 quarter”) of $3.4 million compared to a net loss of $7.2 million for the three months ended September 30, 2019 (“2019 quarter”). The net loss during the 2020 quarter was primarily attributable to operating expenses of $3.3 million. The net loss during the 2019 quarter was primarily attributable to operating expenses of $5.2 million, along with a non-cash derivative loss of $2.1 million. The increase in our stock price from $0.39 as of June 30, 2019 to $0.50 as of September 30, 2019 caused the valuation of the warrant liability to increase resulting in a non-cash derivative loss during the 2019 quarter. The operating expenses for the 2020 quarter decreased $1.9 million from the 2019 quarter primarily due to a $1.8 million decrease in research and development costs, which is further explained below.

We recognized a net loss for the nine months ended September 30, 2020 (“2020 period”) of $11.3 million compared to a net loss of $12.6 million for the nine months ended September 30, 2019 (“2019 period”). The net loss during the 2020 period was primarily attributable to operating expenses of $11.9 million, partially offset by the PPP loan funding of $544,000. The net loss during the 2019 period was attributable to operating expenses totaling $11.4 million, along with a non-cash derivative loss of $1.2 million. The increase in our stock price from $0.39 as of December 31, 2018 to $0.50 as of September 30, 2019 caused the valuation of the warrant liability to increase resulting in a derivative loss during the 2019 period. The operating expenses increased $500,000 from the 2019 period to the 2020 period primarily due to a $600,000 increase in general and administrative costs offset by a $100,000 decrease in research and development costs, which is further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and excludes an allocation of general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Clinical trial and sponsored research expenses	$272,000	$2,141,000	$3,201,000	$2,986,000
Salaries and benefits	611,000	621,000	1,960,000	1,990,000
Depreciation	291,000	312,000	877,000	923,000
Operations / manufacturing	235,000	45,000	336,000	303,000
Laboratory	68,000	135,000	255,000	404,000
Stock-based compensation	72,000	46,000	142,000	77,000
Regulatory / FDA	60,000	48,000	137,000	212,000
Equipment rental and repair	36,000	52,000	68,000	100,000
Professional fees	10,000	28,000	51,000	134,000
Total research and development	$1,655,000	$3,428,000	$7,027,000	$7,129,000

2020 Quarter Compared to 2019 Quarter

Research and development costs decreased approximately $1.8 million, or 51.7%, for the 2020 quarter compared to the 2019 quarter. Research and development costs with variances above $75,000 and 10% are explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased $1.9 million, or 87.3%, for the 2020 quarter compared with the 2019 quarter as the AP-013 study was paused in April 2020 due to stay-at-home mandate(s) issued by state and federal governments in response to the pandemic and travel restrictions implemented by the CRO. During the 2019 quarter, the AP-013 study was in the initial enrollment phase with the cost reflective of the acceleration of enrollment of sites and patients, which continued on a normalized run rate through first quarter of 2020. Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were paused and, as such, adversely impacted by the pandemic. We are carefully reviewing this guidance and plan to submit a proposal to the FDA during the fourth quarter of fiscal 2020 to maintain the SPA for the AP-013 study and to determine the pathway for completing the study and filing the BLA. The decrease in expenses related to the AP-013 study was slightly offset by expenses incurred for the inhaled Ampion safety study and the AP-016 (IV) study. We expect clinical trial and sponsored research expenses to increase during the fourth quarter of fiscal 2020 due to the AP-014 (inhaled) study.

Operations / manufacturing

Operations / manufacturing expenses increased $190,000, or 422.2%, for the 2020 quarter compared with the 2019 quarter as the manufacturing team produced intravenous Ampion for the AP-016 study. In addition, during the 2020 quarter, the FDA granted the Company an IND for inhaled Ampion and the manufacturing team incurred costs associated with producing vials of Ampion to be utilized in the AP-014 study.

2020 Period Compared to 2019 Period

Research and development costs decreased approximately $100,000, or 1.4%, for the 2020 period compared to the 2019 period. Research and development costs with variances above $75,000 and 10% are explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased $215,000, or 7.2%, for the 2020 period compared with the 2019 period. The increase is primarily attributable to the costs associated with the inhaled Ampion safety study and the AP-016 study that occurred during the 2020 period. As noted above, the AP-013 study was paused in early April 2020 and, as such, we only incurred approximately three months of expenses related to this study during the 2020 period. Similarly, we only incurred approximately three months of expenses related to the AP-013 study during the 2019 period as the study commenced in June 2019. We expect clinical trial and sponsored research expenses to increase during the fourth quarter of fiscal 2020 due to the AP-014 study.

Laboratory

Laboratory expenses decreased $149,000, or 36.9%, for the 2020 period compared with the 2019 period as we finalized a quality control project related to the manufacturing of Ampion during the 2019 period.

Professional fees

Professional fees decreased $83,000, or 61.9%, for the 2020 period compared with the 2019 period as we finalized a quality control project related to the manufacturing of Ampion during the 2019 period.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional fees	$445,000	$741,000	$1,798,000	$1,695,000
Insurance	341,000	269,000	933,000	553,000
Salaries and benefits	236,000	177,000	748,000	794,000
Stock-based compensation	405,000	229,000	692,000	358,000
Facilities	121,000	115,000	368,000	376,000
Director fees	60,000	96,000	203,000	246,000
Other	32,000	53,000	81,000	116,000
Travel and meetings	4,000	57,000	65,000	111,000
Depreciation	3,000	8,000	8,000	52,000
Total general and administrative	$1,647,000	$1,745,000	$4,896,000	$4,301,000

2020 Quarter Compared to 2019 Quarter

General and administrative costs decreased $98,000, or 5.6%, for the 2020 quarter compared to the 2019 quarter. General and administrative costs with variances above $75,000 and 10% are explained below.

Professional fees

Professional fees decreased $296,000, or 39.9%, for the 2020 quarter compared to the 2019 quarter primarily due to a decrease in legal fees as the securities class action was dismissed with prejudice and the plaintiffs did not appeal, therefore, the case is closed. In addition, the derivative cases were dismissed without prejudice during the 2020 quarter.

Stock-based compensation

Stock-based compensation expense increased $176,000, or 76.8%, for the 2020 quarter compared to the 2019 quarter due to the issuance of stock options to employees and modification of stock options previously awarded to non-employee directors during the 2020 quarter.

2020 Period Compared to 2019 Period

General and administrative costs increased $595,000, or 13.8%, for the 2020 period compared to the 2019 period. General and administrative costs with variances above $75,000 and 10% are explained below.

Professional fees

Professional fees increased $103,000, or 6.1%, for the 2020 period compared to the 2019 period primarily due to an increase in legal fees related to litigation and other matters. As noted above, the securities class action was dismissed with prejudice and the plaintiffs did not appeal, therefore, the case is closed. In addition, the derivative cases were dismissed without prejudice during the 2020 period. In addition, we incurred expenses related to a strategic advisory firm to evaluate strategic opportunities for the Company and which was initiated in August 2019.

Insurance

Insurance expense increased $380,000, or 68.7%, for the 2020 period compared to the 2019 period. The increase is primarily due to an increase in our D&O insurance premiums covering our prior two policy renewals in June 2019 and June 2020, which were significantly higher than the policy renewal in June 2018 resulting in lower expense for the 2019 period. The consecutive year increases are consistent with increases experienced by the overall market for public biopharmaceutical companies.

Stock-based compensation

Stock-based compensation increased $334,000, or 93.3%, for the 2020 period compared to the 2019 period due to the issuance of stock options to employees and modification of stock options previously awarded to non-employee directors during the 2020 period.

Cash Flows

Cash flows for the respective periods are as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(11,849,000)	$(10,632,000)
Net cash used in investing activities	(48,000)	(14,000)
Net cash provided by financing activities	14,726,000	11,105,000
Net change in cash and cash equivalents	$2,829,000	$459,000

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020 our operating activities used approximately $11.9 million in cash, which was more than our net loss of $11.3 million primarily as a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.7 million and non-cash adjustment for the warrant derivative and PPP funding totaling $0.7 million; partially off-set by non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $1.8 million.

During the nine months ended September 30, 2019, our operating activities used approximately $10.6 million in cash, which was less than our net loss of $12.6 million, primarily as a result of the non-cash adjustment for the warrant derivative of $1.2 million and non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $1.4 million; partially off-set by a decrease in working capital, excluding cash and cash equivalents totaling $600,000.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, $48,000 cash was used to acquire manufacturing machinery and equipment.

During the nine months ended September 30, 2019, cash was used to acquire $14,000 of manufacturing machinery and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020, we received gross proceeds of $15.1 million from the sale of 23.7 million shares of common stock pursuant to the Sales Agreement, which was offset by offering related costs of $873,000. We also received proceeds of $465,000 from warrant exercises.

During the nine months ended September 30, 2019, we received gross proceeds of $12.0 million from the sale of 30.0 million shares of common stock in a public offering, which was offset by offering costs of $1.2 million. We also received proceeds of $350,000 from warrant exercises.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions, which has required raising capital. As of September 30, 2020, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations for the next twelve months. Specifically, we had $9.4 million of cash and cash equivalents as of September 30, 2020. We anticipate using the ATM equity offering program to raise funds in the near term and could supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the third quarter of 2021. Our projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, our management is unable to conclude that it is probable that future capital will be available to satisfy our future liquidity needs in a manner that will be sufficient to fund operations. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on our business, financial condition and results of operations are highly uncertain and subject to change. We anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development of Ampion, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing for any such capital raising activity, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit report on our financial statements for the fiscal year ended December 31, 2019 contained an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through September 30, 2021. Our projection reflects cash requirements for fixed, recurring base business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting clinical development programs. We continue to closely monitor and assess the impact of the COVID-19 pandemic, including the increase in COVID-19 cases in the United States, on the AP-013 study, and, as such, we are not currently in a position to project the required liquidity needs for completion of the study. Accordingly, we believe that it will be necessary to continue the disciplined raise of additional capital and/or enter into licensing or collaboration agreements to fund the further development and regulatory activities that we plan to conduct. In May 2020, the New Shelf Registration Statement was declared effective by the SEC and, as of September 30, 2020, we have approximately $88.4 million available for issuance under the New Shelf Registration Statement with 96.5 million authorized shares remaining available for issuance (see Note 10 of the Financial Statements). At this time, we expect to satisfy our future cash needs through our disciplined use of our ATM equity offering program, which may be supplemented by other private or public offerings of securities, option/warrant exercises, debt financings and/or partnering/licensing transactions. The continued volatility in the financial markets has adversely affected the market capitalizations of many pre-revenue stage biopharmaceutical companies, particularly small capitalization companies such as Ampio, and generally has made equity and debt financing difficult to obtain in a manner that is not significantly detrimental to the business and without significant dilution to existing stockholders. This volatility, along with the COVID-19 pandemic and other factors, may limit our access to additional financing.

If we cannot obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed necessary, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or our future commercialization efforts and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and the risk factors included below, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report as updated by our Quarterly Reports on Form 10-Q and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition and results of operations. In January 2020, the WHO announced a global health emergency because of COVID-19. In March 2020, the WHO declared the outbreak COVID-19, a global pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has and continues to significantly affect the United States and global economies. The outbreak has and may continue to affect the Company’s operations and those of third parties on which the Company relies, including negatively impacting the conduct of current and projected clinical trials.

More specifically, our AP-013 study has been and may continue to be significantly affected by the COVID-19 pandemic. As a result of the continuation of the pandemic, clinical site monitoring and patient visits may continue to be delayed due to government mandated and/or CRO initiated travel restrictions and prioritization of clinic resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be challenging and adversely impact our clinical trial operations. In April 2020, we paused all ongoing conduct associated with the AP-013 study. Due to the continued steady increase in reported cases, we have determined that the AP-013 study will remain paused. However, the FDA recently provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. We are reviewing this guidance and continue to have ongoing discussions with the CRO to determine the best approach for the AP-013 study.

In addition, we believe Ampion may be able to treat the serious complications related to the COVID-19 outbreak, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed ARDS or ALI, and we are pursuing new studies related to these life-threatening COVID-19 manifestations. Clinical trials for Ampion that address these serious complications could be impacted if the pandemic subsides or if there is not a sufficient number of COVID-19 patients located in the area where we perform clinical trials.

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

In April 2020, the Company received PPP proceeds of $544,000. The PPP loan matures in April 2022 and has an annual interest rate of 1.0%. Payments of principal and interest are deferred until August 2021. Pursuant to Section 1106 of the CARES Act and as amended by Section 3(c) of the Flexibility Act, the Company has applied for and may be granted forgiveness for all or a portion of the PPP loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the 24-week measurement period following receipt of the loan proceeds.

In October 2020, the Company submitted the PPP loan forgiveness application, which has been approved by the Lender. In accordance with the Flexibility Act, the Lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the Lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statue and applicable regulations, the Lender must request payment from the SBA at the time the Lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. However, the Company cannot give any assurance that it will obtain forgiveness of the PPP loan in whole or in part.

The trading price of the shares of our common stock has been and is likely to continue to be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price has been and will likely continue to be volatile for the foreseeable future. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In addition, recently the stock market in general and the market for biotechnology companies in particular have experienced heighted volatility due to the continued worldwide spread of COVID-19.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies including us following periods of volatility in the market prices of these companies’ and our stock. Such litigation could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended September 30, 2020, we issued 276,000 shares of common stock to former placement agents as a result of net exercises of placement agent warrants, with an exercise price of $0.50 per share of common stock, where the total number of shares of common stock issued was reduced to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

The issuance of the above securities was exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on March 30, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on March 30, 2010).
3.3	Plan of Conversion of Chay Enterprises, Inc. into a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on March 30, 2010).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2019).
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2018).
10.1

Amendment No. 3 to Employment Agreement, dated July 13, 2020, between the Company and Daniel Stokely (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 14, 2020).

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

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
Date: November 3, 2020

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
Date: November 3, 2020