Form 10-K
period 2020-12-31
Ampio Pharmaceuticals, Inc.
filed 2021-03-03
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35182

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

373 Inverness Parkway Suite 200 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMPE	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ◻     No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ◻    No   ⌧

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ⌧     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☐

Non-accelerated filer	⌧	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ⌧

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $106.2 million based on the closing price of $0.64 as of that date.

As of February 16, 2021, 195,629,128 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

This Annual Report on Form 10-K (“Annual Report”) refers to trademarks, such as Ampio and Ampion®, which are protected under applicable intellectual property laws and are our property. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to such trademarks and tradenames.

Unless otherwise indicated or unless the context otherwise requires, references in this Form 10-K to the “Company,” “Ampio,” “we,” “us,” or “our” relate to Ampio Pharmaceuticals, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are intended as forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, regulatory responses to our proposals, the potential future commercialization of our product candidates, our anticipated future cash position and future events under our current and potential future collaborations. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on the expectations, estimates, projections, beliefs and assumptions of our management, based on information currently available to management, all of which are subject to change. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside our control, any of which could cause our actual results and the timing of certain events to differ materially and adversely from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

This Annual Report also contains market data, research, industry forecasts and other similar information obtained from or based on industry reports and publications, including information concerning our industry, our business, and the potential markets for our product candidates, including data regarding the estimated size and patient populations of those and related markets, their projected growth rates and the incidence of certain medical conditions, as well as physician and patient practices within the related markets. Such data and information involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe that the statistical data, market data and other industry data and forecasts used herein are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1.Business.

Overview

We are a biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions.

Ampion, our lead product candidate, is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe Osteoarthritis of the Knee (“OAK”); an intravenous (“IV”) treatment for COVID-19 patients; and an inhaled treatment for COVID-19 induced respiratory distress.

In June 2019, we commenced our AP-013 study titled, “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”. In January 2020, the United States Department of Health and Human Services declared COVID-19 a public health emergency in the United States and in March 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak a global pandemic. In April 2020, due to the impact of COVID-19, we paused the ongoing conduct of the AP-013 study. As COVID-19 cases across the United States continue to be reported, we have determined that the AP-013 study will remain paused, but we continue to actively explore viable options to enable us to complete the study. Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the COVID-19 pandemic. We are reviewing the FDA guidance as it relates to the AP-013 study data and are working with the FDA to come to agreement on a proposal to finalize the AP-013 study. However, it is possible that the continuation of the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. Finally, due to the current uncertainty resulting from the COVID-19 pandemic, the future contractual commitment amount related to the AP-013 study may significantly change.

In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients, and we commenced a Phase I study (the “AP-016 study”) for such treatment, in July 2020. In September 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no remarkable difference in the incidence, frequency, and severity of adverse events between IV Ampion and standard of care (“SOC”). In December 2020, we initiated an expanded Phase I / II global study of IV Ampion treatment in Israel and the United States with the focus on patient safety and efficacy, as measured by improvement in the clinical course of the disease and related outcomes for patients with moderate to severe COVID-19.

In September 2020, we received FDA agreement to proceed with human trials utilizing Ampion by inhalation as a treatment for COVID-19 patients who have respiratory distress. In October 2020, we commenced a Phase I study (the “AP-014 study”) for such treatment. We plan to enroll 40 patients in the AP-014 study and randomize 1:1, Ampion in addition to the SOC versus SOC alone. Each patient in the study will inhale 8 mL doses of Ampion four times a day for five days. Safety is the primary end-point and various measurements indicative of efficacy are secondary endpoints.

We believe the immunomodulatory action and anti-inflammatory effects of Ampion may provide a treatment for individuals with inflammatory conditions including severe OAK and the widespread inflammation associated with COVID-19 infection.

Our therapeutic product pipeline is the result of more than two decades of research at leading hospital-based research centers. Significant discoveries in both scientific and clinical research have been published in peer-reviewed journals, highlighting the depth of research supporting Ampion’s therapeutic capabilities. Ampion is backed by an extensive patent portfolio and eligible for 12-year FDA market exclusivity upon approval as a novel biologic under the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”).

AMPION

We have developed a novel biologic drug, Ampion, which contains a blood-derived cyclized peptide and small molecules that target multiple pathways in the innate immune response characteristic of inflammatory disease. In vitro studies have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins responsible for signaling tissue growth and healing. Ampion achieves its biological effect by targeting the over production of inflammatory cytokines, which is common in multiple inflammatory diseases like osteoarthritis and respiratory disease, and other inflammatory conditions. Ampion has been shown to uniquely reduce inflammation along multiple pathways, unlike other anti-inflammatory therapies that target only one mechanism.

Ampion has been developed for use, and has been cleared by the FDA for investigation, by multiple routes of administration.

●	Injection places Ampion right where it is needed to locally treat inflammation. The osteoarthritis trials are evaluating the safety and efficacy of injection into the joint.
●	Inhalation provides direct application of Ampion to locally treat inflammation in the lungs. The COVID-19 clinical trial is evaluating the safety and efficacy of Ampion inhalation in the lungs of COVID-19 patients with respiratory illness.
●	Intravenous provides systemic application of Ampion to broadly treat inflammation throughout the body. The COVID-19 clinical trial is evaluating the safety and efficacy of Ampion IV treatment in COVID-19 patients with respiratory illness.

We believe that the Ampion mechanism of action provides a therapeutic effect by interrupting the dysregulated immune system responsible for the disease, damage, and pain attributed to many inflammatory and degenerative conditions. Ampion is considered a platform drug which is potentially useful for several inflammatory diseases throughout the body.

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

Osteoarthritis Market Opportunity

Osteoarthritis (“OA”) is the most common form of arthritis, and according to the Centers for Disease Control and Prevention (the “CDC”), OA affects over 32.5 million people in the United States. It is a progressive and incurable disease of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of intra-articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of the subchondral bone. Based on Market Insights Report’s most recently published study on Global Osteoarthritis Therapeutics Market by Anatomy (Knee, Hand), Drug Type (NSAIDs, Analgesics, Corticosteroids), Route of Administration (Parenteral), Distribution Channel (Hospital Pharmacies), Purchasing Pattern (Prescription Drugs) - Global Forecast to 2026, the OA therapeutics market is projected to reach $12.4 billion by 2026 from $7.3 billion in 2020, at a compound annual growth rate of 8.7% from 2021 to 2026. The global demand for OAK treatment is expected to be fueled by aging demographics and increased awareness of treatment options. Despite the size and growth of the OAK market, only a few treatment options currently exist, with none labeled specifically for the severely diseased patient population.

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

In January 2020, the United States Department of Health and Human Services declared COVID-19 a public health emergency in the United States and the CDC indicated that older adults, age 65 years and older, are at higher risk for severe illness as a result of COVID-19. The AP-013 study focuses on individuals with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years. Therefore, guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, and updated on January 27, 2021, the FDA acknowledged the impact of COVID-19 on clinical trials in published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the Agency’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the Safety Monitoring Committee (“SMC”) for the AP-013 study recognized the impact of COVID-19 on the clinical trial. In April 2020, we paused ongoing conduct of the AP-013 study, and we continue to monitor the COVID-19 health situation and updated FDA guidance on conducting clinical trials in a pandemic. COVID-19 cases across the United States continue to be reported, therefore, we have determined that the AP-013 study will remain paused as we continue to explore options to enable us to complete the study. Currently, the Company is evaluating options for the AP-013 study using scientific publications and the FDA guidance including, “Statistical Considerations for Clinical Trials During the COVID-19 Public Health Emergency”, which is specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were adversely impacted by the pandemic. In order to remain in compliance with such guidance, we are working with the FDA on a proposal for the AP-013 study. However, it is possible that the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all.

Ampion for COVID-19

Nonclinical in vitro studies show Ampion decreases the production of inflammatory cytokines associated with the hyperactive inflammatory response present during COVID-19 infection. Elevated levels of inflammatory cytokines are correlated with COVID-19 severity and may also trigger additional complications including pneumonia, acute lung injury (“ALI”) and/or acute respiratory distress syndrome (“ARDS”), which is a leading cause of mortality in COVID-19. By targeting and reducing the production of these inflammatory cytokines, Ampion may improve the clinical outcome for patients with COVID-19.

Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes and decrease the progression and severity of associated COVID-19 inflammatory conditions (i.e., COVID-19 pneumonia, ALI, ARDS, and ultimately mortality). Accordingly, Ampion may provide an early intervention option for COVID-19 patients.

COVID-19 Market Opportunity

The COVID-19 pandemic has resulted in millions of cases and hundreds of thousands of deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID-19 virus moves into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen. The CDC has estimated that approximately 20% of patients with COVID-19 will progress to a severe disease condition, requiring hospitalization and clinical care. Complications of severe COVID-19 infection include ARDS, ALI, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (i.e., secondary bacterial infection). The COVID-19 pandemic continues to transform the growth of various industries and the immediate impact varies. At the time of this filing, the ability to provide a reliable estimate of the potential global market size for COVID-19 therapeutics is in the preliminary stages and widely unknown at this time. We believe that it is imperative that effective treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from the need for oxygen to the progression to ARDS.

As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome of COVID-19 patients.

Ampion Development for Treating COVID-19 Induced Inflammation

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders. Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes and slow the progression and severity with associated critical COVID-19 inflammatory conditions (i.e., progression to respiratory failure, the need for assisted breathing and ultimately mortality).

In May 2020, we submitted an Investigational New Drug (“IND”) application for the IV treatment of adults with COVID-19 requiring supplemental oxygen. In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients who require supplemental oxygen, and we commenced the Phase I AP-016 study in July 2020. In September 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no remarkable difference in the incidence, frequency, and severity of adverse events between IV Ampion and SOC. These patients were followed for 90-days following treatment to complete their safety assessments and the SMC found the IV treatment of Ampion to be safe and well-tolerated. Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement as recommended by the WHO, and by the National Early Warning Score, as recommended by the National Institute for Health and Care Excellence in its guidelines for the management of COVID-19 patients in critical care. Following these results, in December 2020, the Company initiated an expanded global Phase I / II clinical trial for IV Ampion treatment in COVID-19 patients.

In August 2020, we submitted preclinical safety data to support the IND application for inhalation treatment of adults with respiratory distress due to COVID-19 infection. In September 2020, we received FDA agreement to proceed with human trials utilizing inhalation Ampion as a treatment for COVID-19 patients who have respiratory distress, and we commenced the AP-014 study during the fourth quarter of fiscal 2020.

We continue to communicate on a regular basis with the FDA to advance the development of these programs. As an immunomodulatory agent, with anti-inflammatory effects, we believe Ampion may be effective in interrupting the inflammatory cascade associated with COVID-19 and improving the clinical course and outcome for patients.

Due to the global pandemic, the number of COVID-19 cases, and the need for new treatments, regulatory authorities are applying emergency approval programs. These programs include the Emergency Use Authorization (“EUA”) program in the United States. We may seek an EUA from the FDA for the use of Ampion in respiratory distress due to COVID-19 infection. If we decide to apply for an EUA and it is granted, a separate regulatory process will be needed in order to obtain a full marketing authorization (i.e., non-emergency authorization) for the use of Ampion in COVID-19 patients.

Ampion Manufacturing Facility

In May 2014, we commenced a 125-month lease of a multi-purpose facility containing approximately 19,000 square feet. This facility includes quality control and research laboratories, our corporate offices and approximately 3,000 square feet of modular clean rooms to manufacture Ampion.

Since the manufacturing site has been operational, we have implemented a quality system for both U.S. and European Union (“EU”) regulatory compliance, validated the facility for human-use products, produced Ampion and placebo for use in the inception-to-date clinical trials, and produced approximately 200,000 5mL vials of Ampion without a sterility failure. In addition, over 1,000 IV bags have been filled for use in clinical trials with 125 mL of Ampion each without a sterility failure.

The manufacturing facility utilizes automated equipment with single use line sets and modular clean rooms designed to maximize flexibility and scalability while meeting international quality standards to fulfill potential future global demand. We believe that the Ampion manufacturing process delivers a competitive cost of goods that is significantly lower than the industry benchmark. Additionally, we estimate that the maximum capacity for this turnkey facility is approximately 8 million 5 mL vials per year. An independent third-party has conducted a quality audit of the Ampion manufacturing facility, which confirmed that our facility is expected to meet the requirements of an FDA pre-approval inspection for the Chemistry, Manufacturing and Controls section of a BLA filing.

Competition

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change as researchers learn more about diseases and develop new technologies and treatments. Significant competitive factors in our industry include product efficacy and safety; quality and breadth of an organization’s technology; skill of an organization’s employees and its ability to recruit and retain key employees; timing and scope of regulatory approvals; government and third party reimbursement rates for, and the average selling price of products; the availability of raw materials and qualified manufacturing capacity; manufacturing costs; intellectual property and patent rights and their protection; and sales and marketing capabilities.

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

Pharmaceutical and biologic product development in the United States typically involves:

●	the performance of satisfactory preclinical laboratory and animal studies under the FDA’s Good Laboratory Practices (“GLP”), regulation;
●	the development and demonstration of manufacturing processes, which conform to the FDA mandated current Good Manufacturing Practices (“cGMP”), including a quality system regulating manufacturing;
●	the submission and acceptance of an IND application which must become effective before human clinical trials may begin;
●	obtaining the approval of Institutional Review Boards (“IRBs”) at each clinical trial site to protect the welfare and rights of human subjects in clinical trials;
●	adequate and well-controlled clinical trials to establish the safety and effectiveness of the biologic for each indication for which FDA approval is sought; and
●	the submission to the FDA for review and approval of a BLA, depending on the product’s components, intended effect, and claims.

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

We have advanced through late-stage clinical trials on Ampion for the treatment of OAK in the United States. Nevertheless, our current regulatory strategy may not secure the final regulatory approval of Ampion for the chosen product indications. In addition, the approval(s) if obtained, may take longer than anticipated. We can provide no assurance that Ampion will prove to be safe or effective, will receive required regulatory approvals, or, if approved, will be successfully commercialized.

Foreign Regulatory Approval

Outside of the United States, our ability to market Ampion will be contingent upon receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval has been obtained. The Common Technical Document used to assemble the Quality, Safety, and Efficacy information for submission of an Ampion BLA in the United States is currently recognized throughout Europe, Canada and Japan. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those we will encounter in the FDA approval process. The requirements governing the conduct of clinical trials and marketing authorizations, and the time required to obtain the requisite approvals, may vary widely from country to country and may differ from those required for FDA approval.

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

BPCIA and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”), which was signed into law in 2010, included a subtitle known as the BPCIA. The BPCIA grants a novel biologic, or reference product, 12 years of market exclusivity.

We believe that Ampion is a novel biologic product and, as such, we expect it will be granted 12 years of market exclusivity as measured from the FDA approval date.

Post-Approval Regulation

If a product candidate receives regulatory approval, the approval is typically limited to specific clinical indications. Furthermore, after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us will be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, biologic manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies and are subject to periodic inspections by the FDA and state agencies for compliance with cGMP, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future contract manufacturers or suppliers will be able to comply with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

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

Intellectual Property Summary

Ampion

We made the decision to focus available resources by limiting the maintenance of patent protection for Ampion based on the relative importance of technologies covered by patents, the geographic jurisdiction of patents and remaining patent term. This allowed us to reduce the overall number of patents while maintaining our strategic coverage. The portfolio primarily consists of nine families filed in the United States and throughout the world.

The first family includes U.S. patents and a European patent, validated and being maintained in Germany, Great Britain and France with claims relating to methods of treating inflammatory disease and compositions of matter that include an active component of Ampion (aspartyl-alanyl-diketopiperazine, or “DA-DKP”). This family also includes issued patents in China, Hong Kong, and Japan. The standard 20-year expiration for patents in this family will be on August 2, 2021.

The second family includes U.S. patents with claims directed to methods of treating inflammatory diseases with compositions of matter, including Ampion, and claims directed to such compositions of matter. This family also includes issued patents in Australia, China, New Zealand, Singapore, Hong Kong, Israel, Japan, South Africa, and Europe (validated in Germany, Great Britain, and France) and pending applications in the United States and Canada. The standard 20-year expiration for patents in this family will be in 2024.

The third family includes issued patents and pending applications world-wide, including issued patents in Australia, Canada, China, Russia, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, South Africa and Europe (validated in Austria, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Hong Kong, Ireland, Italy, Netherlands, Poland, and Sweden), and pending applications in Brazil, Singapore, and the United States. The claims in this family are directed to the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family will be in 2032.

The fourth family includes a U.S. patent, a pending U.S. application, issued patents in Australia, Japan and Europe (validated in Germany, Great Britain, France, Italy, and Switzerland), and pending applications in Canada, China, Hong Kong, and New Zealand with claims directed to the use of Ampion to mobilize, attract, expand and differentiate stem cells in the treatment of subjects. The standard 20-year expiration for patents in this family will be in 2034.

The fifth family includes two U.S. patents, a pending U.S. application, issued patents in Australia and Japan, and pending applications in Canada, China, Europe, Hong Kong, Israel, Japan, Korea, and Russia with claims directed to the use of Ampion for the treatment of degenerative joint diseases in a multi-dose treatment regimen. The standard 20-year expiration for patents in this family will be in 2035.

The sixth family includes a pending U.S. application and pending applications in Europe and Hong Kong with claims directed to the use of Ampion in the absence of a cyclooxygenase-2 (“COX-2”) antagonist. The standard 20-year expiration for patents in this family will be in 2036.

The seventh family includes a pending U.S. application with claims directed to the use of N-acetyl-kynurenine for treatment of T-cell mediated diseases, degenerative joint disease and diseases mediated by platelet activating factor and composition of matter. The standard 20-year expiration for patents in this family will be in 2037.

The eighth family includes a pending U.S. application and issued patents in China, Japan and Europe (validated in Germany, Great Britain, and France) with claims directed to the use of DA-DKP to treat conditions, including respiratory conditions, mediated by vascular hyperpermeability. The standard 20-year expiration for patents in this family will be in 2031.

The ninth family includes a pending U.S. provisional application with claims directed to the use of DA-DKP to treat conditions, including respiratory conditions, mediated by vascular hyperpermeability. The standard 20-year expiration for patents in this family will be in 2031.

Barriers to Entry – General

We also maintain trade secrets and proprietary know-how that we seek to protect through confidentiality and nondisclosure agreements and other controls over confidential information. We have sought U.S. and foreign patent protection for our therapeutic product for multiple indications. These patents may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of confidential and proprietary information. If we do not adequately protect our trade secrets and proprietary know-how, our competitive position and business prospects could be materially harmed.

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

Raw Materials and Principal Suppliers

We currently source the key components/raw materials needed to produce Ampion for our clinical trials from the following major suppliers in the industry:

Human Serum Albumin	Nova Biologics/Octapharma
Line Sets	Sartorius Stedim and ThermoFisher
Caps/vials/stoppers	Afton Scientific

We have identified some secondary suppliers and are actively seeking additional suppliers to ensure that we can source our key components/raw materials as we acknowledge that the COVID-19 pandemic has caused a shortage of medical supplies (particularly 5mL vials). Due to our forecasted 12-month supply of key components/raw material, we do not currently have availability concerns.

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

Human Capital Resources

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Ampio Pharmaceuticals, Inc. a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits. For example, we pay 100% of our employees medical benefits. In addition, we have implemented a flexible paid time off (“PTO”) policy, which we believe is helpful and essential for achieving work-life balance.

As of February 16, 2021, we had 18 full-time employees and utilized the services of a number of consultants on a temporary basis. We believe that we have a good relationship with our employees and company morale is considered high. In response to the COVID-19 pandemic and the pause of the AP-013 study, we eliminated two positions. However, as of December 31, 2020, our voluntary turnover was less than 15%.

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

You may obtain a copy of our annual reports on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K and amendments to those reports on our website at http://www.ampiopharma.com on the earliest practicable date following the filing with the U.S. Securities and Exchange Commission (“SEC”). Information found on our website is not incorporated by reference into this report.

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

Item 1A.	Risk Factors.

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report and other reports and filings made with the SEC in evaluating our business and prospects. Risks and uncertainties, in addition to those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed, and the price of our common stock could decline. You should also refer to the other information contained in this Annual Report, including our Consolidated Financial Statements and the related Notes.

Risk Factors Summary

Risks Related to Our Financial Position and Capital Requirements

●	We are a clinical stage company without any products that are approved for commercial sale and our business is dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business, including our ability to generate revenues from product sales, is likely to be harmed.
●	We have incurred significant losses since inception, expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.
●	We will need additional capital to fund our future operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations.
●	Management has performed an analysis of our ability to continue as a going concern. In addition, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern.
●	We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering or to raise sufficient funds without stockholder approval.
●	Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Risks Related to Our Business and Industry

●	We must obtain regulatory approvals before Ampion can be commercialized. If clinical trials of Ampion fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA or other regulators may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion.
●	If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of Ampion may be delayed, our business may be harmed, and our stock price may decline.
●	There can be no assurance that the product we are developing for the treatment of COVID-19 would be granted an EUA by the FDA if we were to decide to apply for an EUA. If we do not apply for an EUA or, if we do apply and no EUA is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.
●	There is significant competition in the search for a treatment for COVID-19.
●	Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.
●	We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing Ampion.
●	Relying on third-party suppliers may result in delays in our ongoing clinical trials and introduction of our product to the market.
●	Even if we, or our collaborators, obtain marketing approvals for Ampion, in the future, Ampion could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product following approval. The expenses and costs we will incur to comply with FDA post approval requirements could limit our financial resources for other development activities.

●	We might enter into agreements with collaborators to commercialize Ampion, which may affect the sales of our product and our ability to generate revenues.
●	If Ampion is commercialized, this does not assure acceptance by physicians, patients, third-party payors, or the medical community in general.
●	Government restrictions on pricing and reimbursement, as well as other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues if we obtain regulatory approval to market our product.
●	Lawsuits or investigations could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion.
●	Ampion is regulated by the FDA, and as such, may be subject to competition sooner than anticipated.
●	We could face substantial competition from companies with considerably more resources and experience than we have, which may result in others discovering, developing, receiving approval for, or commercializing products before or more successfully than us.
●	The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our product internationally. Failure to obtain marketing approval in international jurisdictions would prevent Ampion from being marketed abroad.
●	If we do not receive marketing approval for Ampion, we may not realize the investment we have made in our manufacturing facility.
●	We currently, and from time to time in the future may, outsource portions of our internal business functions to third-party providers. Outsourcing these functions has significant risks, and our failure to manage these risks successfully could materially adversely affect our business, results of operations, and financial condition.
●	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain, and motivate qualified personnel.
●	Our drug development program to date has been dependent in large part upon the services of Dr. David Bar-Or, who retired as Chief Scientific Officer in September 2018.

Risks Related to Our Intellectual Property

●	Our ability to compete may decline if we do not adequately protect our proprietary rights.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
●	A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.
●	Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.
●	From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.

Risks Related to Our Common Stock

●	The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	The price of our stock may be vulnerable to manipulation, including through short sales.
●	If we cannot continue to satisfy the NYSE American listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities.

General Risk Factors

●	Business interruptions could limit our ability to operate our business.
●	While we are not aware of any cybersecurity incidents, the cybersecurity landscape continues to evolve, and we may find it necessary to make further investments to protect our data and infrastructure.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Financial Position and Capital Requirements

We are a clinical stage company without any products that are approved for commercial sale and our business is dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business, including our ability to generate revenues from product sales, is likely to be harmed.

We do not have any products that are approved for commercial sale and may never be able to develop marketable products. A substantial portion of our business and future success depends solely on our ability to develop, obtain regulatory approval for and to successfully commercialize Ampion. We are devoting all of our resources to the development of Ampion. We cannot be certain that Ampion will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Since we do not have any products that are approved for commercial sale, we do not expect to generate revenues from product sales in the foreseeable future, if ever.

We have incurred significant losses since inception, expect to incur net losses for the foreseeable future and may never achieve or sustain profitability.

We are a pre-revenue development stage biopharmaceutical company that has not generated operating revenues or profits and have therefore incurred an accumulated deficit totaling $200.5 million as of December 31, 2020. We expect to continue generating operating losses for the foreseeable future but intend to limit the extent of these losses by entering into licensing, collaboration or similar type of agreements with one or more strategic partners, which may provide us with potential fixed or contingent licensing fees and/or milestone/royalty payments. We cannot be certain that any licensing or collaboration arrangements will be obtained, or that the terms of those arrangements will result in us receiving material revenues. To obtain revenues from Ampion, we must succeed, either alone or with others, in a range of challenging activities, including successful completion of all requisite clinical trials, filing of the BLA with the FDA, obtaining marketing approval, manufacturing and commercialization, satisfying any post-marketing requirements and obtaining appropriate level of reimbursement from both private insurance and government payors. We, and/or our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are significant enough to achieve profitability.

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

As of December 31, 2020, we had $17.3 million of cash and cash equivalents which we expect can fund our operations through the first quarter of 2022.

Our future capital requirements will depend on and could increase significantly as a result of many factors including:

●	progress in and the costs of our clinical trials and research and development;
●	progress in and the costs of applying for regulatory approval for Ampion;
●	the costs of sustaining our corporate overhead requirements and hiring and retaining necessary personnel;
●	the scope, prioritization, and number of our research and development programs;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
●	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

●	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
●	the costs of securing manufacturing arrangements for commercial production;
●	the costs of defending lawsuits and other claims by third parties or responding to various government agencies that we are required to report to or respond to inquiries from;
●	the costs associated with obtaining directors and officers (“D&O”) insurance, which may be higher due to our industry and due to our recent stockholder litigation and government investigation concerning trading in our publicly listed securities; and
●	the likely increase in the future level of D&O policy retention amounts given the industry trend and the legal costs associated with our recent litigation and government investigation.

Until we can generate operating profit on an ongoing and reliable basis, we expect to satisfy our future ongoing cash and liquidity needs through one or more of the following: (i) third-party collaboration arrangements, (ii) private or public sales of our securities, which we expect will include our “at-the-market” (“ATM”) equity program, or (iii) debt financings. We cannot be certain that additional funding and incremental working capital will be available to us on acceptable terms, if at all, or that it will exist in a timely and/or adequate manner to allow for the proper execution of our near and long-term business strategy. In addition, we are subject to certain restrictions under our agreement with an investment banker that we entered into in June 2019 and which expires in June 2021. Under the terms and conditions of this agreement, the investment banker is provided a right of first refusal to act as the investment banker or placement agent on certain future transactions. Therefore, it is possible funds may not be available on terms and conditions acceptable to management and stockholders of the Company due to this limitation.

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

We may be limited in our ability to access sufficient funding through a public or private equity offering or convertible debt offering or to raise sufficient funds without stockholder approval.

NYSE American rules impose restrictions on our ability to raise funds through a private offering of our common stock, convertible debt or similar instruments without obtaining stockholder approval. Under NYSE American rules, an offering of 20% or more of our total shares outstanding at a price per share less than the greater of book or market value of the stock requires stockholder approval unless the offering qualifies as a “public offering” for purposes of the NYSE American rules.

In addition, under current SEC regulations, if immediately following the filing of this Annual Report, our public float is less than $75 million, and for so long as our non-affiliated public float is less than $75 million, the amount we will be able to raise through primary public offerings of securities in a twelve-month period using our shelf registration statement on Form S-3, which was declared effective by the SEC in May 2020, will be limited to an aggregate of one-third of our non-affiliated public float, which are referred to as the baby shelf rules.

As of February 16, 2021, our non-affiliated public float was approximately $453.6 million, based on 193,016,078 shares of outstanding common stock held by non-affiliates at a price of $2.35 per share, which was the last reported sale price of the Company’s common stock on the NYSE American Market on February 16, 2021. While we do not anticipate that we will be subject to the baby shelf rules immediately after filing our Annual Report, we have been subject to the baby shelf rules in the past and it is possible that we will be subject to the baby shelf rules in the future. In such event, the amount of financing the Company could raise may be limited.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Outbreaks of epidemic, pandemic or contagious diseases such as COVID-19, could have an adverse effect on our business, financial condition and results of operations. In January 2020, the WHO announced a global health emergency because of COVID-19. In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic, based on the rapid increase in exposure globally. The COVID-19 pandemic has and continues to significantly affect the United States and global economies. The outbreak has and may continue to affect the Company’s operations and those of third parties on which the Company relies, including negatively impacting the conduct of current and projected clinical trials.

More specifically, our AP-013 study has been and may continue to be significantly affected by the COVID-19 pandemic. As a result of the continuation of the pandemic, clinical site monitoring and patient visits may continue to be delayed due to government mandated and/or Clinical Research Organization (“CRO”) initiated travel restrictions and prioritization of clinic resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, could be challenging and adversely impact our clinical trial operations. In April 2020, we paused all ongoing conduct associated with the AP-013 study. Due to the continued steady increase in reported cases, we have determined that the AP-013 study will remain paused. However, the FDA recently provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the pandemic. We are reviewing the FDA guidance as it relates to the AP-013 study data and are working with the FDA to come to agreement on a proposal to approach the AP-013 study.

In addition, we believe Ampion may be able to treat the serious complications related to the COVID-19 outbreak, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed ARDS or ALI, and we are pursuing new studies related to these life-threatening COVID-19 manifestations. Clinical trials for Ampion that address these serious complications could be impacted if the pandemic subsides or if there is not a sufficient number of COVID-19 patients located in the area where we perform clinical trials. Even though COVID-19 vaccinations have been approved and will most likely reduce the overall mortality rate and severity of the illness, it does not eliminate the need for the development of a therapeutic, such as Ampion, to address the complications that arise due to the COVID-19 infection.

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

In April 2020, we received PPP proceeds of $544,000. The PPP loan matures in April 2022 and has an annual interest rate of 1.0%. Payments of principal and interest are deferred until August 2021. Pursuant to Section 1106 of the CARES Act and as amended by Section 3(c) of the Flexibility Act, we have applied for and may be granted forgiveness for all or a portion of the PPP loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the 24-week measurement period following receipt of the loan proceeds.

In October 2020, we submitted the PPP loan forgiveness application, which was approved by the Lender. In accordance with the Flexibility Act, the Lender has 60 days from receipt of the completed application to issue a decision to the SBA. If the Lender determines that the borrower is entitled to forgiveness of some or all of the amount applied for under the statute and applicable regulations, the Lender must request payment from the SBA at the time the Lender issues its decision to the SBA. The SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. February 1, 2021 marked the 90th day since the Lender sent our PPP loan forgiveness application to the SBA to be reviewed and, at the time of this filing, we have not received a response from the SBA. The SBA has been unresponsive to multiple requests from both us and our Lender for a status update related to the PPP loan forgiveness application. Based on the PPP loan forgiveness application calculation, and the Lender already approving the loan forgiveness application, we continue to believe that it is probable the PPP loan qualifies for forgiveness in full by the SBA and such forgiveness will be provided by the SBA in due course. However, without formal written approval from the SBA, we cannot provide certainty that we will obtain forgiveness of the PPP loan in whole or in part.

Our ability to use our net operating loss carryforwards may be subject to limitation.

Under Section 382 of the Internal Revenue Code of 1986, as amended, substantial changes in our ownership may limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such annual limitation may significantly reduce the utilization of our net operating loss carryforwards before they expire. We believe it is likely that transactions that have occurred in the past, and other transactions that may occur in the future, could trigger an ownership change pursuant to Section 382, which could limit the amount of net operating loss carryforwards that could be utilized annually in the future to offset our taxable income, if any.

Further, The Tax Cuts and Jobs Act (the “Tax Act”) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

Risks Related to Our Business and Industry

We must obtain regulatory approvals before Ampion can be commercialized. If clinical trials of Ampion fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA or other regulators may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion.

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

In connection with clinical testing and trials, we face a number of risks, including, but not limited to the following:

●	Ampion is ineffective, or is considered inferior to existing approved medicines;
●	patients may die or suffer other adverse effects for reasons that may or may not be related to Ampion;
●	the results may not confirm the positive results of earlier testing or trials;
●	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies to establish the safety and efficacy of Ampion; and
●	the FDA may require additional clinical testing and trials, which are costly and time consuming.

In April 2020, due to the impact of COVID-19, we paused the ongoing conduct of the AP-013 study. As COVID-19 cases across the United States continue to be reported, we have determined that the AP-013 study will remain paused, but we continue to actively explore viable options to enable us to complete the study. Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the pandemic. We are reviewing the FDA guidance as it relates to the AP-013 study data and are working with the FDA to come to agreement on a proposal to approach the AP-013 study. However, it is possible that the continuation of the COVID-19 pandemic may prevent completion of the AP-013 study at this time or at all. We continue to work toward completion and analysis of clinical trials for Ampion’s treatment of severe OAK. Any unfavorable outcome of our AP-013 study of Ampion, which we anticipate will be the last clinical trial that we conduct prior to BLA submission, would be a major set-back for the development program and for us. Due to our limited financial resources, an unfavorable outcome in the AP-013 study may require us to delay, reduce the scope of, or eliminate our OAK product development program, which we expect would have a material adverse effect on our business and financial condition and on the value of our common stock.

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

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of Ampion may be delayed, our business may be harmed, and our stock price may decline.

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

●	our available capital resources or capital constraints we experience;
●	the rate of progress, costs, and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;
●	our receipt of approvals by the FDA and other regulatory agencies and the timing thereof;
●	other actions, decisions, or rules issued by regulators;
●	our ability to access sufficient, reliable and affordable supplies of the compound used to manufacture Ampion;
●	the efforts of our collaborators with respect to the commercialization of our product; and
●	costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we announce and expect, our business and results of operations may be harmed, and the price of our stock may decline.

We received an SPA agreement from the FDA relating to our product candidate. This SPA agreement does not guarantee approval of Ampion or any other particular outcome from regulatory review.

We requested agreement from the FDA under an SPA for our AP-013 study of Ampion, which we received in writing from the FDA in June 2019. The FDA’s SPA process is designed to facilitate the FDA’s review and approval of biologics by allowing the FDA to evaluate the proposed design and size of certain clinical trials that are intended to form the primary basis for determining a biologic’s efficacy. Upon specific request by a clinical trial sponsor, the FDA will evaluate the protocol and respond to a sponsor’s questions regarding, among other things, primary efficacy endpoints, trial conduct and data analysis. The FDA ultimately assesses whether the protocol design and planned analysis of the trial are acceptable to support regulatory approval of the product candidate with respect to the effectiveness of the indication studied. Based on their review, the FDA will then issue an SPA Agreement letter, or an SPA No Agreement letter.

As stated in the FDA’s guidance for industry regarding SPAs (published in April 2018), an SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, the FDA may revoke or alter our SPA agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns regarding product safety or efficacy arise, we fail to comply with the agreed upon trial protocols, or the relevant data, assumptions, or information provided by us in our request for the SPA change or are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

In April 2020, we paused all ongoing conduct associated with the AP-013 study as a result of the COVID-19 pandemic and the study has remained paused as a result of COVID-19 cases, which has created an unsafe environment for continuing the study. During 2020, as a result of the pandemic, the FDA provided guidance which was specifically designed to assist the pharmaceutical industry with potential viable options for evaluating data obtained from clinical trials which were impacted by the pandemic. We have reviewed, and continue to review, this guidance as it relates to the AP-013 study data and we are working with the FDA to reach agreement on a proposal to modify the existing SPA and move forward with the AP-013 study in a manner which we believe makes sense while considering the pandemic. While we are diligently addressing the best approach for the AP-013 study, we cannot assure you that we will be successful in reaching agreement with the FDA for a modification to our SPA which could adversely impact our ability to finish the study, file the BLA and receive regulatory approval for Ampion.

Finally, if the FDA revokes or alters its agreement under our SPA, or interprets the data collected from the AP-013 study differently than we do, the FDA may not deem the data sufficient to support an application for regulatory approval, or the FDA may require additional clinical trials to support a BLA for Ampion’s treatment of severe OAK, both of which could materially impact our business, financial condition, and results of operations.

There can be no assurance that the product we are developing for the treatment of COVID-19 would be granted an EUA by the FDA if we were to decide to apply for an EUA. If we do not apply for an EUA or, if we do apply and no EUA is granted or, once granted, it is terminated, we will be unable to sell our product in the near future and will be required to pursue the drug approval process, which is lengthy and expensive.

We may seek an EUA from the FDA. The FDA may issue an EUA during a Public Health Emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or, if we do apply that we will be able to obtain an EUA. If granted, we will rely on the FDA policies and guidance in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted.

An EUA allowing the marketing and sale of our product will terminate upon expiration of the Public Health Emergency. The FDA may also terminate the EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA, the failure to obtain such authorization or the termination of such an authorization, if obtained, would adversely impact our business, financial condition and results of operations.

We may apply for an EUA for the use of Ampion to treat COVID-19 induced respiratory distress in the United States, but the likelihood to be considered for such authorization depends on the status of the COVID-19 pandemic.

A number of preventative vaccines have recently been approved for use in human populations by regulatory agencies in the U.S. and Europe. The anticipated effectiveness of these vaccines will likely limit the spread of COVID-19 and potentially reduce the market size for a COVID-19 treatment. Under such conditions, regulatory agencies may be less willing to consider expedited and shortened processes for review and may require submissions to be based on more than one clinical study.

The process for submitting and obtaining FDA clearance of an EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain EUA for the use of Ampion to treat COVID-19 induced respiratory distress on a timely basis, or at all. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant authorization. The FDA’s refusal of, or any significant delays in receiving an EUA, would have an adverse effect on our ability to expand our business.

There is significant competition in the search for a treatment for COVID-19.

There is significant competition, including from other companies and governmental organizations, to find treatments for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do and many of these entities are much further ahead in pursuit of a treatment than we are. Even if we are successful in demonstrating that Ampion is an effective treatment for COVID-19 induced respiratory distress, there is no guarantee that we will have the only effective treatment for COVID-19 or that we will be able to get our treatment to market prior to our competitors.

Competition for patients in conducting clinical trials may prevent or delay product development and strain our limited financial resources.

Many pharmaceutical companies are conducting clinical trials in patients with the disease indications that our potential drug products target. As a result, we must compete with them for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in clinical trials. Also, due to the confidential nature of clinical trials, we do not know-how many of the eligible patients may be enrolled in competing studies and who are consequently not available to us for our clinical trials. Our clinical trials may be delayed or terminated due to the inability to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. The delay or inability to meet planned patient enrollment may result in increased costs and delays or termination of the trial, which could have a harmful effect on our ability to develop products.

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

Our clinical trials conducted by third parties may be delayed, suspended, or terminated if:

●	the third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;
●	we replace a third party; or
●	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

In addition, our third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize Ampion. As a result, our results of operations and the commercial prospects for Ampion would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Third party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of Ampion. If we seek alternative sources to provide these services, we may not be able to enter into replacement arrangements without incurring delays or additional costs. Though we carefully manage our relationships with our third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

Relying on third-party suppliers may result in delays in our ongoing clinical trial and introduction of our product to the market.

We currently obtain the key components/raw materials needed to produce Ampion for our clinical trials from major suppliers in the industry and we maintain strong relationships with those suppliers. Future clinical trials, if required, and FDA approval may be delayed if we are unable to obtain a sufficient quantity of the key components/raw materials needed to produce Ampion in a timely manner.

Once regulatory approval is obtained, a marketed product and its suppliers and manufacturers are subject to continual review. The discovery of previously unknown problems with a product or supplier and manufacturers may result in restrictions on the product, supplier, or manufacturing facility, including withdrawal of the product from the market. Our key component/raw material suppliers are required to operate in accordance with cGMPs per our quality agreements with each supplier. A failure of any of our contract suppliers to establish and follow cGMPs and to document their adherence to such practices may lead to significant delays in the launch of Ampion into the market. Failure by third-

party suppliers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, revocation or suspension of marketing approval for our product, seizures or recalls of our product, operating restrictions, and criminal prosecutions.

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

Even if the contractors that we currently contract with for the AP-013 study, or contractors that we may contract with in the future, successfully complete clinical trials for Ampion, our product may not be commercialized for other reasons, including:

●	failure to receive the regulatory clearances required to market Ampion;
●	being subject to proprietary rights held by others;
●	being difficult or expensive to manufacture on a commercial scale;
●	having adverse side effects that make Ampion’s use less desirable; or
●	failing to compete effectively with products or treatments commercialized by competitors.

Even if we, or our collaborators, obtain marketing approvals for Ampion, in the future, Ampion could be subject to post-marketing restrictions or withdrawal from the market and we, and our collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our product following approval. The expenses and costs we will incur to comply with FDA post approval requirements could limit our financial resources for other development activities.

Even if we receive marketing approval for Ampion, Ampion as well as the manufacturing processes, post-approval studies and measures, labeling, advertising, and promotional activities for our product, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping.

Even if marketing approval of Ampion is granted, the approval may carry conditions that limit the market for our product or put our product at a competitive disadvantage relative to alternative therapies. For instance, the indicated use for Ampion that we have negotiated with the FDA is “treatment of the signs and symptoms of severe OAK”, which will mean that our OAK product will not be marketed to persons having less than severe OAK, a regulatory approval may further limit the indicated uses for which we can market a product or the patient population that may utilize the product. These restrictions could make it more difficult to market Ampion effectively, which would materially impair our ability to generate revenue.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we, or our collaborators, do not market Ampion in accordance with the marketing approval received for a product’s approved indications, we, or they, may be subject to warnings or enforcement action for off-label marketing. Violation of the FDCA, the Public Health Service Act, and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws.

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

We are not currently established to handle sales, marketing, and distribution of pharmaceutical products and may contract with, or license, third parties to market Ampion if we receive regulatory approvals. Outsourcing sales and marketing in this manner may subject us to a variety of risks, including:

●	our inability to exercise control over sales and marketing activities and personnel;
●	failure or inability of contracted sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our product;
●	disputes with collaborators concerning sales and marketing expenses, calculation of royalties, and sales and marketing strategies;
●	unforeseen costs and expenses associated with sales and marketing;
●	collaborators may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;
●	collaborators may believe our intellectual property or Ampion infringes on the intellectual property rights of others;
●	collaborators may dispute their responsibility to conduct commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;
●	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;
●	collaborators may delay the commercialization of Ampion in favor of commercializing another party’s product candidate; or
●	collaborators may decide to terminate or not to renew the collaboration for these or other reasons.

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

We cannot be sure that Ampion, if and when approved for marketing, will be accepted by physicians, patients, third-party payors, or the medical community in general. Even if the medical community accepts a product as safe and efficacious for its indicated use, physicians may choose to restrict the use of the product if we or any collaborator are unable to demonstrate that, based on experience, clinical data, side-effect profiles, and other factors, our product is preferable to any existing medicines or treatments. We cannot predict the degree of market acceptance of Ampion once we receive marketing approval, which will depend on a number of factors, including, but not limited to:

●	the clinical efficacy and safety of our product;
●	the approved labeling for our product and any required warnings;

●	the advantages and disadvantages of our product compared to alternative treatments;
●	our and any collaborator’s ability to educate the medical community about the safety and effectiveness of our product;
●	the reimbursement policies of government and third-party payors pertaining to our product; and
●	the market price of our product relative to competing treatments.

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

The continuing efforts of the government, insurance companies, managed care organizations, and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

●	our or our collaborators’ ability to set a price we believe is fair for Ampion, if approved;
●	our ability to generate revenues and achieve profitability; and
●	the availability of capital.

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

We may be subject to legal or administrative proceedings and litigation in the future, which may be costly to defend and could materially harm our business, financial condition and operations. While we do not anticipate legal or administrative proceedings, the cost of responding to and defending ourselves in such proceedings could be costly and exceed our retention levels under our insurance program.

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

As a result of a number of factors, such as prior litigation matters, certain of the insurance products that we purchase have become less available and their cost increased significantly in 2020. Although we maintain D&O insurance as well as general liability and product liability insurance, this insurance coverage only covers potential liabilities after our retention has been met and only to the extent of the insurance coverage, therefore, our insurance coverage may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential legal or administrative liability claims could prevent or inhibit the commercial production and sale of Ampion, if and when it receives regulatory approval, which could in turn adversely affect our business. Lawsuits and investigations, or threats thereof, could also harm our reputation, which may adversely affect our collaborators’ ability to commercialize our product successfully.

Ampion is regulated by the FDA, and as such, may be subject to competition sooner than anticipated.

With the enactment of the BPCIA an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway established legal authority for the FDA to review and approve biosimilars, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The BPCIA provides a period of exclusivity for products granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA.

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

If we develop an approved product, we cannot provide assurance it will be first to market, clinically superior or scientifically preferable to existing or future products and/or treatments developed or introduced by our competitors. Our ability to succeed in the future depends on our ability to discover, develop, and commercialize a pharmaceutical product that offers superior efficacy, convenience, tolerability, and safety when compared to existing, or a lack of demonstrated, treatment methodologies. Because our strategy is to develop a new product candidate primarily for the treatment of conditions that affect a large patient population, our product is likely to compete with a number of existing medicines or treatments, and a large number of product candidates that are being developed by others.

Many of our potential competitors have substantially greater financial, technical, personnel, and marketing resources than we do. In addition, many of these competitors have significantly greater resources devoted to product development and pre-clinical research. Our ability to compete successfully will depend largely on our ability to:

●	develop Ampion to be superior to other products in the market;
●	attract and retain qualified personnel;
●	obtain patent and/or other proprietary protection for Ampion;
●	obtain required regulatory approvals; and
●	obtain collaboration arrangements to commercialize Ampion.

Established pharmaceutical companies devote significant financial resources to discovering, developing, or licensing novel compounds that could make Ampion obsolete. Our competitors may obtain patent protection, receive FDA approval, and commercialize medicines before us. Other companies are engaged in the discovery of compounds that may compete with Ampion.

Any new product that competes with a currently approved treatment or medicine must demonstrate compelling advantages in efficacy, convenience, tolerability, and/or safety to address price competition and be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow, and our financial condition and operations will suffer.

The approval process outside the United States varies among countries and may limit our ability to develop, manufacture and sell our product internationally. Failure to obtain marketing approval in international jurisdictions would prevent Ampion from being marketed abroad.

In order to market and sell our product outside the United States, we, or our collaborators, may need to obtain separate marketing approvals and comply with numerous and varying regulatory requirements in global markets which do not recognize the FDA approval process. The approval procedures in these jurisdictions vary among countries and can require separate clinical trials and approval submission/approval process involve additional testing. If we or our collaborators seek marketing approvals for Ampion outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approvals. With respect to marketing authorizations in Europe, we will be required to submit a European marketing authorization application to the EMA which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. As further noted above, the approval procedure varies among regions and countries and can involve additional testing, and the time required to obtain approvals may differ from that required to obtain FDA approval. Obtaining regulatory approvals from health authorities in countries outside the United States is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country.

We may need others to market and commercialize Ampion in international markets.

In the future, if appropriate regulatory approvals are obtained, we may commercialize Ampion in international markets. However, we have not decided how to commercialize Ampion in those markets. We may decide to build our own sales force or sell Ampion through third parties. If we decide to sell Ampion in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for Ampion in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for Ampion and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

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

The use of hazardous and biological materials is deemed unlikely. However, the activities conducted at our facility (i.e., research and development and manufacturing) may, from time to time, involve the controlled use of potentially hazardous substances, including, but not limited to, chemical and biological materials and hazardous waste products. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. If we experience a release of hazardous substances, it is possible that this release could cause personal injury or death, and require decontamination of the facility. In the unlikely event of an accident while manufacturing Ampion, we could be held liable for damages or face substantial penalties. We do not have any insurance for liabilities arising from the procurement, handling, or discharge of hazardous materials. Compliance with applicable environmental laws and regulations, in the event of an accident, is expensive, and current or future environmental regulations may delay our research, development and production efforts, which could harm the financial condition of our business or impair our operations.

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

Our drug development program to date has been dependent in large part upon the services of Dr. David Bar-Or, who retired from his full-time role as Chief Scientific Officer effective September 30, 2018. Although Dr. Bar-Or continues to serve as a member of our Board and our Scientific Advisory Board, the loss of his services as our full-time Chief Scientific Officer could diminish our ability to develop and commercialize new product candidates when, and if, we have the financial resources to do so.

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

We are exposed to the risk that our employees, contract research organizations, principal investigators, consultants, and commercial partners may engage in fraudulent conduct or other illegal activity or may fail to disclosure unauthorized activities to us. Misconduct by these parties could include intentional, reckless and/or negligent failures to comply with:

●	the laws and regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulatory bodies;
●	manufacturing standards we have established;
●	healthcare fraud and abuse laws and regulations in the United States and similar foreign laws; or
●	laws requiring the accurate reporting of financial information or data or the disclosure of unauthorized activities to us.

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

Our ability to obtain patent protection for Ampion and its composition is uncertain due to a number of factors, including:

●	we may not be the first to make the inventions covered by pending patent applications or issued patents;
●	we may not be the first to file patent applications for Ampion or for its uses;
●	others may independently develop identical, similar, or alternative products or compositions;
●	our disclosures in patent applications may not be sufficient to meet the legal requirements for patentability in the U.S. or elsewhere;
●	any or all of our pending patent applications may not result in issued patents;
●	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
●	any patents issued to us may not provide adequate protection for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
●	our proprietary compositions may not be patentable;
●	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
●	others may identify prior art which could invalidate our patents; and
●	the availability and length of patent term extension (“PTE”) under the Hatch-Waxman Act for approved products are subject to a number of factors and PTE could be unavailable or less than the maximum amount of 5 years for Ampion.

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

There is significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that Ampion, methods of making Ampion and/or methods of using Ampion infringe the intellectual property rights of others. There are many patents relating to pharmaceuticals used to treat inflammation. Some of these may encompass Ampion or components of Ampion. If our development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using pharmaceuticals encompassed by their claims. We may need to resort to litigation to enforce a patent issued to us, to protect our trade secrets, or to determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel or consultants formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

●	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
●	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell Ampion; or
●	us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, we could be prevented from commercializing Ampion.

Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, some of our patents and patent applications cover methods of use of Ampion, while other patents and patent applications cover the composition of Ampion. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented composition and the related patent claims. The standards of the United States Patent and Trademark Office (“USPTO”) and of foreign patent offices are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, revoked, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination or other post-grant proceedings by the USPTO. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which could result in either loss of the patent, rejection of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in, or different interpretations of patent laws in the United States and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and product without providing any compensation to us, or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect Ampion. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products and/or compounds.

If we fail to obtain and maintain patent protection and trade secret protection for Ampion, its proprietary composition and its uses, we could lose our competitive advantage and the competition we face could increase, reducing any potential revenues and adversely affecting our ability to attain or maintain profitability.

From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to successfully develop, manufacture and market Ampion. As an example, it may be necessary to use a third party’s proprietary technology to reformulate our product candidate in order to improve upon the capabilities of the product candidate. If we are unable to timely obtain these licenses on reasonable terms, our ability to commercially exploit Ampion may be inhibited or prevented.

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

The price of our common stock has been extremely volatile and may continue to be so. The stock market in general and the market for pharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

●	any actual or perceived adverse developments in clinical trials for Ampion;
●	any actual or perceived difficulties or delays in obtaining regulatory approval of Ampion in the United States or other countries;
●	any finding that Ampion is not safe or effective, or any inability to demonstrate the clinical effectiveness of Ampion when compared to existing treatments;
●	any actual or perceived adverse developments in repurposed drug technologies, including any change in FDA policy or guidance on approval of repurposed drug technologies for new indications;
●	any announcements of developments with, or comments by, the FDA, the EMA, or other regulatory authorities with respect to our development of Ampion;
●	changes in laws or regulations applicable to Ampion, including but not limited to clinical trial requirements for approvals;
●	any announcements concerning our retention or loss of key employees;
●	our success or inability to obtain collaborators to conduct clinical trials, or commercialize Ampion once regulatory approval is obtained;
●	announcements of patent issuances or denials, product innovations, or introduction of new commercial products by our competitors that will compete with Ampion;

●	publicity regarding actual or potential study results or the outcome of regulatory reviews relating to the development of Ampion or our competitors’ products;
●	announcements of the introduction of new products by our competitors;
●	announcements concerning product development results or intellectual property rights of others;
●	future issuances of common stock or other securities;
●	economic and other external factors beyond our control; and
●	sales of stock by us or by our stockholders.

A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

The price of our stock may be vulnerable to manipulation, including through short sales.

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

If the NYSE American delists our securities, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;
●	activity in the secondary trading market for our common stock;
●	limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, we would no longer be subject to the NYSE American rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards.

Concentration of our ownership limits the ability of our stockholders to influence corporate matters.

As of February 16, 2021, holders of more than 5% of our common stock and our directors, executive officers and their affiliates beneficially owned 15.8% of our outstanding common stock. These stockholders may have significant effect on the outcome of actions taken by us that require stockholder approval.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons, substantial amounts of our common stock in the public market, including shares issued in connection with the exercise of outstanding options or warrants, the market price of our common stock could fall. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and biopharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation again in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay, or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	requiring supermajority stockholder voting to effect certain amendments to our certificate of incorporation and bylaws;
●	restricting the ability of stockholders to call special meetings of stockholders; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

General Risk Factors

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

As cyber-attacks become more sophisticated, the need to develop our infrastructure to secure our business and customer data can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings.

Increased costs associated with corporate governance compliance may significantly impact our results of operations.

As a public company, we incur significant legal, accounting, and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as rules implemented by the SEC, and the NYSE American. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations, and as a result of the new corporate governance and executive compensation related rules, regulations, and guidelines prompted by the Dodd-Frank Act, and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We continuously refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate, and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal controls over financial reporting are perceived as adequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results, and the price of our common stock could decline.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.Properties.

We maintain our headquarters, research laboratories, and manufacturing facilities in leased space located in Englewood, Colorado, for monthly lease payments of approximately $29,000. The lease expires in September 2024. We anticipate that the lease can be renewed on terms similar to those now in effect.

Item 3. Legal Proceedings.

Information regarding Legal Proceedings is contained in Note 15 to the Financial Statements.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Data

On June 17, 2013, our common stock began trading on the NYSE American under the ticker symbol “AMPE”. It was previously quoted on the NASDAQ Capital Market under the same ticker symbol “AMPE”.

Holders of Common Stock

As of February 16, 2021, there were approximately 250 registered holders of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2020, as a result of net exercises of placement agent warrants, we issued a total of 523,923 shares of common stock to former placement agents with an exercise price of $0.50 per share of common stock, where the total number of shares of common stock issued was reduced to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

Date of Issuance	Shares of Common Stock
July 31, 2020	72,441
August 6, 2020	203,223
November 9, 2020	167,458
December 10, 2020	75,699
December 31, 2020	5,102
Total	523,923

The issuance of the above securities was exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Equity Compensation Plans Information

Information regarding our equity compensation plans is contained in Item 12 under “Securities Authorized for Issuance Under Equity Compensation Plans” and Note 12 to the Financial Statements.

Item 6.Selected Financial Data.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The pharmaceutical market is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, including, but not limited to OAK and the treatment of serious complications arising from COVID-19, including ARDS and ALI.

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

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 11 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $200.5 million as of December 31, 2020. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for the indications noted above. In addition, while working in parallel with the continued advancement of immunology-based therapies for Ampion, we continue to actively explore synergistic licensing and other partnering opportunities with both domestic and global-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

As COVID-19 cases continue to be reported, we have determined that the AP-013 study will remain paused until the safety of our patients, clinical, and monitoring staff is no longer jeopardized. The continued state and local shelter-in-place orders and our policies may continue to negatively impact productivity, and have adverse effects on the Company’s business, operations, financial condition and results of operations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our ongoing business operations.

While we continue to maintain an ongoing dialog with the FDA to explore all viable options to complete the AP-013 study under an amended SPA agreement as a result of the COVID-19 pandemic and the adverse impact on the study, it remains possible that the ongoing COVID-19 pandemic may prevent completion of the study over the near term or at all. The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically in other ways. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support our business operations, which would adversely impact the value of our common stock.

As of December 31, 2020, we had $17.3 million of cash and cash equivalents. In April 2020, we received PPP proceeds of $544,000 and we are currently awaiting a response from the SBA on their decision regarding our loan forgiveness application despite several attempts to contact the SBA for a status update. During the year ended December 31, 2020, we sold 32.1 million shares pursuant to the ATM equity offering program, which yielded gross proceeds of $26.2 million; offset by offering related costs of $1.4 million. We anticipate the continued use of the ATM equity offering program in a disciplined manner based on near-term liquidity needs and may seek to supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the first quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets, our management is unable to conclude that it is probable that future capital will be available to satisfy our future liquidity needs in a manner that will be sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to evolve, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, remains uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 3 to the Financial Statements).

Our shelf registration statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the shelf registration statement. We had $77.3 million remaining under the shelf registration statement as of December 31, 2020 (see Note 11 to the Financial Statements). However, we cannot be certain that we will be able to secure additional financing or that any funding, or securities offered pursuant to the shelf registration statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

December 31, 2020

Authorized shares	300,000,000

Common stock outstanding	193,378,996
Options outstanding	6,099,651
Warrants outstanding	4,130,724
Shares reserved for issuance under 2019 Stock and Incentive Plan	7,945,245
Available shares	88,445,384

Effective registration statement	$100,000,000
ATM activity	22,700,000
Remaining amount on registration statement	$77,300,000

Average stock price immediately preceding December 31, 2020:
30 day	$1.58
60 day	$1.23
90 day	$1.09

Even though the Company has 88.4 million shares of common stock authorized and available for future issuance, the Company’s ability to raise additional funds by issuing securities pursuant to its current shelf registration statement is limited by the $77.3 million remaining on such shelf registration statement.

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Additional information regarding our Significant Accounting Policies and Estimates is contained in Notes 2, 3 and 8 to the Financial Statements.

Recent Accounting Pronouncements

Information regarding recently issued and relevant accounting standards (adopted and not adopted as of December 31, 2020) is contained in Note 2 to the Financial Statements.

Results of Operations—Year Ended December 31, 2020 Compared to December 31, 2019

We recognized a net loss for the year ended December 31, 2020 (the “2020 period”) of $15.9 million compared to the net loss recognized of $13.6 million for the year ended December 31, 2019 (the “2019 period”). The net loss during fiscal 2020 was attributable to operating expenses of $15.8 million and the non-cash derivative loss of $0.5 million, partially offset by the receipt of the Paycheck Protection Program (“PPP”) proceeds of $0.5 million. The net loss during fiscal 2019 was attributable to operating expenses of $18.6 million, offset by the recognition of a non-cash derivative gain of $4.9 million. The exercise of outstanding warrants for 17.3 million shares of common stock during fiscal 2019 caused the valuation of the warrant liability to decrease, resulting in a non-cash derivative gain. This non-cash derivative gain was slightly offset by the increase in our stock price from $0.39 as of December 31, 2018 to $0.58 as of December 31, 2019, which caused the valuation of the warrant liability to increase. Operating expenses decreased $2.7 million from the 2019 period to the 2020 period primarily due to a $3.4 million decrease in research and development costs, which was partially offset by a $0.7 million increase in general and administrative costs, both of which are further explained below.

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Years Ended December 31,
	2020	2019
Clinical trial and sponsored research expenses	$3,722,000	$7,149,000
Salaries and benefits	2,771,000	2,743,000
Depreciation	1,166,000	1,216,000
Operations / manufacturing	447,000	326,000
Stock-based compensation	401,000	89,000
Laboratory	356,000	507,000
Regulatory / FDA	136,000	294,000
Equipment rental and repair	94,000	114,000
Professional fees	79,000	184,000
Total research and development	$9,172,000	$12,622,000

2020 Period Compared to 2019 Period

Research and development costs decreased approximately $3.4 million, or 27.3%, for the 2020 period compared to the 2019 period. Research and development costs with variances above $150,000 and/or 10% compared with the previous year are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expense decreased $3.4 million or 47.9%, primarily due to the AP-013 study being temporarily paused in April 2020 due to stay-at-home mandate(s) issued by state and federal governments in response to the COVID-19 pandemic and travel restrictions implemented by the Company’s contracted CRO, partially offset by $1.0 million of expenses associated with the inhaled Ampion safety study, the AP-014 study and the AP-016 study which were all initiated during the 2020 period.

Stock-based compensation

Stock-based compensation increased $312,000, or 350.6%, due to the issuance of discretionary stock options to certain employees and an option repricing program undertaken by the Company related to previously awarded stock options to an executive officer. The option repricing program contributed $84,000 to the increase in stock-based compensation.

Laboratory

Laboratory expenses decreased $151,000, or 29.7%, as we finalized a quality control project related to the manufacturing of Ampion during the 2019 period.

Regulatory/FDA

Regulatory/FDA expenses decreased $158,000, or 53.7%, as the preparation of the BLA filing was postponed as a result of pausing the AP-013 study.

General and Administrative

General and administrative expenses are summarized as follows:

	Years Ended December 31,
	2020	2019
Professional fees	$2,260,000	$2,475,000
Insurance	1,275,000	826,000
Salaries and benefits	1,200,000	1,062,000
Stock-based compensation	956,000	396,000
Facilities	497,000	502,000
Director fees	295,000	335,000
Other	100,000	163,000
Travel and meetings	67,000	139,000
Depreciation	12,000	56,000
Total general and administrative	$6,662,000	$5,954,000

2020 Period Compared to 2019 Period

General and administrative costs increased $708,000, or 11.9%, for the 2020 period compared to the 2019 period. General and administrative costs with variances above $150,000 and/or 10% compared with the previous year are further explained below.

Professional fees

Professional fees decreased $215,000, or 8.7%, due primarily to a decrease in legal fees related to litigation and other matters; partially offset by legal costs associated with intellectual property protection attributable to new delivery methods for Ampion. During the 2020 period, the securities class action was dismissed with prejudice and the plaintiffs did not appeal, and, as such, the case was closed. In addition, the derivative cases were dismissed without prejudice. The decrease in legal fees was partially offset by expenses we incurred related to a strategic advisory firm to evaluate strategic opportunities for the Company, which was terminated in August 2020.

Insurance

Insurance expense increased $449,000, or 54.4%, due primarily to an increase in our D&O insurance premiums covering our prior two policy renewals in June 2019 and June 2020, which were significantly higher than the policy renewal in June 2018 resulting in lower expense for the first half of the 2019 period. The consecutive year increases are consistent with increases experienced by the overall market for public biopharmaceutical companies.

Stock-based compensation

Stock-based compensation increased $560,000, or 141.4%, due to the issuance of discretionary stock options to certain employees and an option repricing program undertaken by the Company related to previously awarded stock options to non-employee directors and executive officers during the 2020 period. The option repricing program contributed $277,000 to the increase in stock-based compensation.

Cash Flows

Cash flows for the respective periods are as follows:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(14,729,000)	$(15,383,000)
Net cash used in investing activities	(63,000)	(22,000)
Net cash provided by financing activities	25,606,000	14,352,000
Net change in cash and cash equivalents	$10,814,000	$(1,053,000)

Net Cash Used in Operating Activities

During the 2020 period our operating activities used approximately $14.7 million in cash, which was less than our net loss of $15.9 million primarily as a result of the non-cash charges related to depreciation and amortization, stock-based compensation, warrant derivative and issuance of common stock for services totaling $3.1 million; partially offset by an increase in working capital totaling $2.0 million, resulting primarily from the decrease in accounts payable/accrued liabilities attributable to the pause of the AP-013 study in April 2020.

During the 2019 period our operating activities used approximately $15.4 million in cash, which was more than our net loss of $13.6 million primarily as a result of the non-cash adjustment for the warrant derivative of $4.9 million; partially off-set by non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $1.8 million, along with the increase in working capital of $1.3 million.

Net Cash Used in Investing Activities

During the 2020 period, $63,000 in cash was used to acquire manufacturing machinery and equipment.

During the 2019 period, $22,000 in cash was used to acquire manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2020 period, we received gross proceeds of $26.2 million from the sale of 32.1 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $1.4 million. In addition, we also received proceeds of $785,000 from investor warrant exercises representing 1,962,500 shares of common stock.

During the 2019 period, we received gross proceeds from the sale of common stock in a public offering of $12.0 million,

which was partially offset by offering related costs of $1.2 million. In addition, we also received gross proceeds of $3.9 million from investor warrant exercises representing 17,266,667 shares of common stock, which was partially offset by related offering costs of $277,000.

Contractual Obligations and Commitments

Information regarding Contractual Obligations and Commitments is contained in Note 8 to the Financial Statements.

Liquidity and Capital Resources

We have not generated operating revenue or profits. Our primary activities since inception have been focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions, which has required raising capital. As of December 31, 2020, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations for the next twelve months. Specifically, we had $17.3 million of cash and cash equivalents as of December 31, 2020.

In January 2021, we received gross proceeds of $2.7 million from the sale of 1.8 million shares of common stock pursuant to the ATM equity offering program, which was offset by offering related costs of $0.1 million.

We anticipate using the ATM equity offering program to raise additional funds in the near term, as needed, and may seek to supplement the funds raised with separate private or public equity offering(s). Based on our current cash position, projection of operating expenses and expected access to the ATM and/or other equity financing programs, we believe we will have sufficient liquidity to fund operations through the first quarter of 2022. Our projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, our management is unable to conclude that it is probable that future capital will be available to satisfy our future liquidity needs as they arise and in a manner that will be sufficient to fund operations. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on our business operations, financial condition and results of operations is highly uncertain and subject to change. We anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development of Ampion, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing for any such capital raising activity, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit report on our financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through December 31, 2021. Our projection reflects cash requirements for fixed, recurring base business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting our current and projected clinical development programs. We continue to closely monitor and assess the impact of the COVID-19 pandemic, including the COVID-19 cases in the United States, on the AP-013 study, and, as such, we are not currently in a position to project the required liquidity needs for completion of the study.

In May 2020, the shelf registration statement was declared effective by the SEC and, as of December 31, 2020, we had approximately $77.3 million available for issuance under the shelf registration statement with 88.4 million authorized shares of common stock remaining available for issuance (see Note 11 of the Financial Statements). The continued volatility in the financial markets has adversely affected the market capitalizations of many pre-revenue stage biopharmaceutical companies, particularly small capitalization companies such as Ampio, and generally has made equity and debt financing difficult to obtain in a manner that is not significantly detrimental to the business and without significant dilution to existing stockholders. This volatility, along with the COVID-19 pandemic and other factors, may limit our access to additional financing.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.         Financial Statements and Supplementary Data.

The Financial Statements and Supplementary Data required by this item are in Item 15 of Part IV, “Index to Financial Statements” at page F-1 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2020, our internal controls over financial reporting are effective based on these criteria.

Moss Adams LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our directors and executive officers as of February 16, 2021.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Michael Macaluso (4)	69	Chief Executive Officer and Chairman of the Board

Mr. Macaluso founded DMI Life Sciences Inc. and was a member of the board of directors of DMI Life Sciences Inc., our predecessor, since its inception. Mr. Macaluso has also been a member of our Board since the merger with Chay Enterprises in March 2010, our CEO since January 9, 2012 and the Chairman of our Board since May 2010. In addition, Mr. Macaluso has been a member of the board of directors of NASDAQ listed Aytu BioScience’s (AYTU) since April 2015 and served as the Chairman of Aytu’s Compensation Committee since 2019. Mr. Macaluso was appointed President of Isolagen, Inc. (ILE) and served in that position from June 2001 to August 2001, when he was appointed CEO. In June 2003, Mr. Macaluso was re-appointed as President of Isolagen and served as both CEO and President until September 2004. Mr. Macaluso also served on the board of directors of Isolagen from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm.

				March 2010

Mr. Macaluso’s experience in executive management and marketing within the pharmaceutical industry, monetizing company opportunities and corporate finance led to the conclusion of our Board that he should serve as a director of our Company, considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

David Bar-Or, MD	72	Director and Former Chief Scientific Officer

Dr. Bar-Or served as our Chief Scientific Officer (“CSO”) from March 2010 until September 2018. Dr. Bar-Or also served as our Chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as Chairman of the Board and CSO of DMI Life Sciences, Inc. Dr. Bar-Or is currently the owner of Trauma Research, LLC and the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, St. Anthony’s Hospital, Lakewood, Colorado, Penrose Hospital, Colorado Springs, Colorado, Research Medical Center, Kansas City, Missouri, Wesley Medical Center, Wichita, Kansas and The Medical Center of Plano, Plano, Texas. Dr. Bar-Or is the founder of Ampio Pharmaceuticals, Inc. Dr. Bar-Or was principally responsible for all patented and proprietary technologies, which were acquired by the Company from DMI BioSciences, Inc. in April 2009. He was also primarily responsible for all patents issued and applied for since then, having been awarded over 500 patents and having been an inventor on almost 120 patent applications over the life of the Company. Dr. Bar-Or has authored or co-authored over 200 peer-reviewed journal articles and several book chapters. Dr. Bar-Or is a reviewer for over 45 peer reviewed scientific and clinical journals. He is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award from the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from The Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate residency training at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in Emergency Medicine at Denver Health Medical Center under the direction of Professor Peter Rosen.

				March 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Among other experience, qualifications, attributes and skills, Dr. Bar-Or’s medical training, extensive involvement and inventions in researching and developing Ampion, and leadership role in his hospital affiliations led to the conclusion of our Board that he should serve as a director of our Company, considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Philip H. Coelho (1)(2)(3)(4)	77	Director

Mr. Coelho has served as a member of our Board since April 2010. Mr. Coelho is the Chief Technology Officer of ThermoGenesis Corp., a firm he founded in 1986 and retired from in 2007, and rejoined in 2017, which invents and commercializes products that isolate, purify and cryopreserve stem, progenitor and immune cells derived from a donor or the patient’s own body to treat human disease. Prior to rejoining ThermoGenesis Corp., Mr. Coelho founded SynGen Inc. in October 2009, and merged that company with ThermoGenesis Corp. in 2017. Mr. Coelho was the President and CEO of PHCMedical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp. From 1989 through July 2007, he was Chairman and CEO of ThermoGenesis Corp. Mr. Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho has also served as a member of the board of directors of NASDAQ-listed company, Catalyst Pharmaceuticals Partners, Inc. (CPRX) since October 2002, and previously served as a member of the board of directors of NASDAQ-listed Mediware Information Systems, Inc. (MEDW) from December 2001 until July 2006, and commencing again in May 2008 until it was sold in December 2012. Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 50 U.S. patents in the areas of cell cryopreservation, cryogenic robotics, cell selection, blood protein harvesting, surgical homeostasis and lateral flow immunotherapy devices.

				April 2010

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Mr. Coelho’s long tenure as a CEO of a public medical device company, as director of a public pharmaceutical company, prior and current public company board experience, and knowledge of corporate finance and governance as an executive and director, as well as his demonstrated success in developing patented technologies, led to the conclusion of our Board that he should serve as a director of our Company, considering our business and structure.

Richard B. Giles (1)(2)(3)(4)	71	Director

Mr. Giles, CPA, has served as a member of our Board since August 2010. Mr. Giles is the CFO and Treasurer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he has held since 1985. Ludvik Electric is a private electrical contractor that has completed electrical contracting projects throughout the United States, South Africa and Germany. As CFO and Treasurer of Ludvik Electric, Mr. Giles oversees accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related accounting functions. He serves also as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was an Audit Partner for three years with Higgins Meritt & Company, then a Denver, Colorado CPA firm, and during the preceding nine years he was an Audit Manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. While with Price Waterhouse, Mr. Giles participated in a number of public company audits, including one for a leading computer manufacturer. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants, and Construction Financial Management Association.

				August 2010

Mr. Giles’ experience in executive financial management, accounting and financial reporting, corporate accounting and internal controls led to the conclusion of our Board that he should serve as a director of our Company, considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

David R. Stevens, Ph.D. (1)(2)(3)(4)	71	Director

Dr. Stevens has served as a member of our Board since June 2011. Dr. Stevens has worked in the U.S. Food and Drug Administration regulated life science industry since 1978. He has also been a consulting research pathologist since December 2006 for Premier Laboratory, LLC. He has been a board member of Cetya, Inc. since December 2013. He has served on the boards of several other public and private life science companies, including Micro-Imaging Solutions, LLC (from 2007 to 2018), Poniard Pharmaceuticals, Inc. (from 2004 to 2013), Aqua Bounty Technologies, Inc. (from 2002 to 2012), Advanced Cosmetic Intervention, Inc. (from 2006 to 2011) and Smart Drug Systems, Inc. (from 1999 to 2006), and was an advisor to Bay City Capital (from 1999 to 2006). Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in Comparative Pathology from the University of California, Davis. He is a Diplomate of the American College of Veterinary Pathologists.

				June 2011

Dr. Stevens’ experience in executive management in the pharmaceutical industry and knowledge of the medical device industry led to the conclusion of our Board that he should serve as a director of our Company, considering our business and structure.

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Daniel G. Stokely (4)	57	Chief Financial Officer and Secretary

Mr. Stokely has served as our CFO and Secretary since July 2019 and has more than 30 years of experience in finance and accounting. He began his career at Deloitte & Touche and since that time, he has spent the majority of his career in positions of financial leadership within both publicly traded and privately held pharmaceutical companies. Most recently, since 2012, he served as Executive Vice President and CFO of Sentynl Therapeutics Inc., a privately held specialty pharmaceutical company focused on licensing, acquisition, marketing, and distribution of development stage and commercially marketed prescription pain products, which was sold to Cadila Healthcare Ltd. in January 2017. From 2004 to 2012, Mr. Stokely served as Vice President of Finance and Chief Accounting Officer (“CAO”) of Victory Pharma, a privately-held specialty pharmaceutical company focused on in licensing, internal product development, marketing, and distribution of pain specialty products, which was sold to Shionogi, Inc., a Japanese pharmaceutical company, in 2011. From 2001 to 2004, Mr. Stokely served as the Corporate Controller and CAO for Wireless Facilities, Inc. (currently Kratos Defense & Security Solutions), a publicly traded, global provider of communications and security services for the wireless communications industry. From 1994 to 2001, Mr. Stokely served as Corporate Controller of Dura Pharmaceuticals, a publicly traded pharmaceutical company that was sold to Elan Pharmaceuticals in late 2000. He has a bachelor’s degree in accounting from San Diego State University and is a Certified Public Accountant licensed in California.

				July 2019

Name	Age	Position With Ampio	Principal Occupation and Areas of Relevant Experience For Directors	Director/Officer Since

Holli Cherevka(4)	37	Chief Operating Officer

Ms. Cherevka has served as our Chief Operating Officer (“COO”) since September 2017. Prior to taking her current role, Ms. Cherevka served as our Vice President of Operations and oversaw the clinical, regulatory, and manufacturing operations. Since starting at Ampio in January 2013, she has held the following additional roles of increasing responsibility including: Director of Clinical Trials (from January 2013 to November 2013), Senior Director of Clinical Trials (from November 2013 to May 2015), Vice President of Operations (from May 2015 to September 2017) and COO (from September 2017 to current). Previously, Ms. Cherevka was the Director of Business Development at the American College of Radiology (ACR) Image Metrix from 2011 to 2013. Ms. Cherevka earned a Bachelor of Arts from California State University, Chico, and holds a Master of Science in Biomedical and Molecular Sciences Research from King’s College, London. Ms. Cherevka is a member of the Parenteral Drug Association, Colorado Bioscience Association and the International Society of Pharmaceutical Engineers, and a board member of the Professional Science Master’s in Biomedical Sciences (PSM) program at the University of Denver. She has represented Ampio Pharmaceuticals at conferences for the International Society of Pharmaceutical Engineers as well as at Global Investment Conferences and shareholder meetings.

				September 2017

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee
(4)	Member of our Disclosure Committee

Family Relationships

There is one family relationship to note between our directors or executive officers and employees. Raphael Bar-Or, a non-executive officer, is the son of Dr. Bar-Or, our former CSO and a director.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all our employees, officers, and directors, all of which have read, acknowledged, and agreed to comply with such code. The code is available on our web site, www.ampiopharma.com, under the “Investors” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Meetings of the Board

During the year ended December 31, 2020, there were (i) six meetings of the Board, (ii) four meetings of the Audit Committee, (iii) six meetings of the Compensation Committee, (iv) two meetings of the Nominating and Governance

Committee, and (v) one meeting of the Disclosure Committee. No incumbent director attended fewer than seventy-five percent (75%) of the aggregate of (1) the total number of meetings of the Board, and (2) the total number of meetings held by all committees of the Board during the period that such director served.

Annual Meeting Attendance, Executive Sessions and Stockholder Communications

Since 2011, our policy has been that our directors attend the annual meeting of stockholders. We previously did not have a policy concerning director attendance at annual meetings. Commencing in 2011, our policy has also been that our non-employee directors are required to meet in separate sessions without management on a regularly scheduled basis four times a year. Generally, these meetings are expected to take place in conjunction with regularly scheduled meetings of the Board throughout the year. Our 2020 annual meeting was held virtually as a result of the COVID-19 pandemic on December 12, 2020 and was attended by all five of the directors serving on our Board.

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a policy. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

●	junk mail and mass mailings;
●	resumes and other forms of job inquiries;
●	surveys; and
●	solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is excluded will be made available to any outside director upon request.

Involvement in Certain Legal Proceedings

There are currently no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the ability or integrity of any of our directors, director nominees or executive officers.

We are not engaged in, nor are we aware of any pending or threatened litigation in which any of our directors, executive officers, affiliates, or owner of more than 5% of our Common Stock is a party adverse to us or has a material interest adverse to us.

Leadership Structure of the Board

The Board does not currently have a policy on whether the same person should serve as both the CEO and Chairman of the Board. Both the Chairman and CEO positions are currently held by Michael Macaluso. The Board believes that our CEO is best suited to serve as our Chairman because he is the member of the Board who is most familiar with our business as a whole, and the most capable of identifying and bringing to the attention of the full Board the strategic priorities and key issues facing the Company. The Board also believes that having Mr. Macaluso in particular in a combined Chairman/CEO role helps provide strong, unified leadership for our management team and optimizes communication with our Board.

To counterbalance concerns regarding our Board’s decision to have a combined Chairman and CEO, the independent directors elect a lead independent director when the roles of the Chairman and CEO are held by the same person. Our lead independent director is Mr. Coelho. In that role, he presides over the executive sessions of the Board, during which our independent directors meet without management, and he serves as the principle liaison between management and the independent directors of the Board.

Periodically, our Board assesses these roles and the Board leadership structure to ensure the interests of the Company and its stockholders are best served.

Risk Oversight

The Board oversees risk management directly and through its committees associated with their respective subject matter areas. Generally, the Board oversees risks that may affect our business, including operational matters and other matters that have been adversely impacted by the COVID-19 pandemic. In addition, as part of its oversight of our Company’s executive compensation program, the Board considers the impact of such program, and the incentives created by the compensation awards that it administers, on our Company’s risk profile. Our Board, based on the Compensation Committee’s review of all of our compensation policies and procedures, considers the incentives that they create and factors that may reduce the likelihood of excessive risk taking and determines whether they present a significant risk to our Company. The Board has determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

The Audit Committee is responsible for oversight of our accounting and financial reporting processes and discusses with management our financial statements, internal controls and other accounting and auditing matters. The Compensation Committee oversees certain risks related to compensation programs and the Nominating and Governance Committee oversees certain corporate governance risks. The Disclosure Committee assists in establishing, implementing, maintaining and evaluating controls or other procedures to ensure that the information required to be disclosed in the Company’s reports furnished or filed under the Exchange Act is properly communicated to the CEO and the CFO. As part of their roles in overseeing risk management, these committees periodically report to the Board regarding briefings provided by management and advisors as well as the committees’ own analysis and conclusions regarding certain risks faced by us. Management is responsible for implementing the risk management strategy and developing policies, controls, processes and procedures to identify and manage risks.

Committees of the Board

Our Board has an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and a Disclosure Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee, Nominating and Governance Committee, and Disclosure Committee operate under separate charters approved by our Board. The charters for each committee are available on our website at www.ampiopharma.com

Audit Committee. Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees our corporate accounting and financial reporting process. This committee also assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

●	selecting and hiring our independent auditors;
●	appointing, compensating and overseeing the work of our independent auditors;
●	approving engagements of the independent auditors to render any audit or permissible non-audit services;
●	reviewing the qualifications and independence of the independent auditors;
●	monitoring the rotation of partners of the independent auditors on our engagement team, as required by law;
●	recommending inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K and providing the Report of the Audit Committee to be included in the Company’s annual proxy statement;

●	reviewing our financial statements and reviewing our critical accounting policies and estimates;
●	reviewing the adequacy and effectiveness of our internal controls over financial reporting;
●	reviewing and discussing with management, the independent auditors and any internal auditors the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports; and
●	reviewing related party transactions.

The members of our Audit Committee are Messrs. Giles, Coelho and Dr. Stevens. Mr. Giles is our Audit Committee Chairman and was appointed to our Audit Committee in August 2010. Our Board has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE American stock exchange (“NYSE American”) and SEC rules and regulations. We believe that the function of our Audit Committee complies with the applicable requirements of SEC rules and regulations, and applicable requirements of the NYSE American.

Compensation Committee. Our Compensation Committee oversees our corporate compensation policies, plans and programs. The Compensation Committee is responsible for, among other things:

●	reviewing and approving policies, plans and programs relating to compensation and benefits of our directors, officers and employees;
●	reviewing and approving compensation, corporate goals, and objectives relevant to compensation for our CEO and for executive officers other than our CEO;
●	evaluating the performance of our executive officers considering established goals and objectives;
●	reviewing the executive compensation disclosure that is prepared by the Company for inclusion in the Company’s annual proxy statement;
●	assessing how the Company’s compensation programs encourage the taking of enterprise or other risks that may bear on the Company’s overall financial or operational performance; and
●	administering our equity compensations plans for our employees and directors.

The members of our Compensation Committee are Messrs. Coelho, Giles and Dr. Stevens. Mr. Coelho is the Chairman of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE American. We believe that the composition of our Compensation Committee meets the requirements for independence under, and the function of our Compensation Committee complies with, the applicable requirements of the NYSE American and SEC rules and regulations.

Our Compensation Committee meets at least once per year and on a regular basis as it deems appropriate. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Our CEO may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Our Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be in line with peer companies identified by the Compensation Committee and to incentivize the Company’s executive officers to achieve the Company’s corporate goals.

In fulfilling its responsibilities, the Compensation Committee is permitted under its charter to delegate any or all of its responsibilities to a subcommittee comprised of members of the Compensation Committee or the Board, except that the Compensation Committee may not delegate its responsibilities for any matters that involve compensation of any officer or any matters where it has determined such compensation is intended to be exempt from Section 16(b) under the Exchange Act pursuant to Rule 16b-3 by virtue of being approved by a committee of independent or nonemployee directors.

Nominating and Governance Committee. Our Nominating and Governance Committee oversees and assists our Board in reviewing and recommending corporate governance policies and nominees for election to our Board. The Nominating and Governance Committee is responsible for, among other things:

●	evaluating and making recommendations regarding the organization and governance of the Board and its committees;
●	assessing the performance of members of the Board and making recommendations regarding committee and chair assignments;
●	recommending desired qualifications for Board membership and conducting searches for potential members of the Board;
●	developing and periodically reviewing with our Board a succession plan for our CEO; and
●	reviewing and making recommendations for our corporate governance guidelines.

The members of our Nominating and Governance Committee are currently Messrs. Coelho, Giles and Dr. Stevens. Mr. Coelho is the Chairman of our Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee satisfies the independence requirements of the NYSE American.

Our Nominating and Governance Committee and the Board have not yet established a succession plan for our CEO. Mr. Macaluso is performing to the satisfaction of the Board and, as such, the Nominating and Governance Committee does not believe there is a pressing need to have a succession plan for the CEO position.

Disclosure Committee. Our Disclosure Committee provides assistance to the CEO and the CFO (the “Senior Officers”), in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness and timeliness of such disclosures. The Disclosure Committee is responsible for, among other things:

●	designing, adopting and maintaining appropriate procedures and standards that are designed to ensure that: (i) information that we are required to disclose to the SEC, and other written information that we voluntarily disclose to the public, is recorded, processed, summarized and reported accurately and on a timely basis; (ii) risks and risk factors are adequately evaluated and properly disclosed; and (iii) such information is accumulated and communicated to our management, including our Senior Officers, as appropriate, to allow timely decisions regarding required disclosure (the “Disclosure Controls”);
●	monitoring the integrity and evaluating the effectiveness of the Disclosure Controls;
●	reviewing our: (i) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, material registration statements, and any other information filed with the SEC; (ii) press releases; (iii) correspondence broadly disseminated to stockholders; (iv) presentations to analysts, rating agencies, lenders, stockholders or the investment community; and (v) disclosure relating to results of operations and financial position, securities or clinical trial or other material scientific results posted to the Company’s website or through social media channels (collectively, the “Covered Reports”);
●	discussing with the Senior Officers and making recommendations regarding the materiality of information known to the Company and the Company’s disclosure obligations, if any, including (i) reviewing the Company’s disclosures in the Covered Reports; (ii) evaluating the effectiveness of the Disclosure Controls;

and (iii) reviewing the Covered Reports to confirm that they do not contain any false statements or omissions of material fact;
●	overseeing periodic mandatory training sessions to our Board and employees, which shall include coverage of the following topics: (i) risk assessment and compliance, (ii) our Code of Business Conduct and Ethics, (iii) any and all manuals or policies established by us concerning legal or ethical standards of conduct to be observed in connection with work performed for the Company, and (iv) the obligations of the Disclosure Committee and the rules, regulations and other factors that impact disclosures contained in the Covered Reports; and
●	certifying to the Senior Officers prior to the filing of each Annual Report on Form 10-K and Quarterly Report on Form 10-Q as to the Committee’s conclusions regarding its evaluation of the effectiveness of the Company’s Disclosure Controls.

According to its charter, the Disclosure Committee shall be comprised of the Company’s CEO, CFO, COO and at least two independent members of the Board and possibly other key accounting/auditing, business, risk management, investor relations and financial personnel involved in preparing the Covered Reports. The Disclosure Committee’s chairperson shall be an independent director and will be designated by the Board. The members of our Disclosure Committee are currently Messrs. Macaluso, Stokely, Coelho, Giles and Dr. Stevens, as well as Ms. Cherevka. Dr. Stevens is the Chairman of our Disclosure Committee.

Our Board may from time to time establish other committees.

Non-Employee Director Compensation

Our Compensation Committee established the following annual fees for payment to non-employee members of our Board or committees, for the fiscal year ended December 31, 2020:

Name	Cash Compensation	Common Stock
Board Annual Retainer:
Chairman/lead independent director	$71,000
Each non-employee director	$38,500
Audit Committee Annual Retainer:
Chairman	$20,000
Each non-employee director	$10,000
Compensation Committee Annual Retainer:
Chairman	$12,000
Each non-employee director	$6,000
Nominating and Governance Committee Annual Retainer:
Chairman	$10,000
Each non-employee director	$5,000
Disclosure Committee Annual Retainer:
Chairman	$12,000
Each non-employee director	$6,000
Annual Stock Award:		$20,000

The non-employee director compensation for fiscal 2020 also includes a stock option grant to each non-employee director to purchase 36,000 shares of our common stock. The options have an exercise price equal to the fair value on the grant date, which coincides with the date of the annual meeting of stockholders on December 14, 2019. The options vest monthly over the succeeding twelve months.

Director Compensation

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2020. Mr. Macaluso, our employee director, does not receive additional compensation for his services as a member of our Board.

	Fees Earned or	Option	Stock Awards	All Other
Name	Paid in Cash	Awards (1)	(2)	Compensation	Total
David Bar-Or, M.D. (3)	$38,500	$349,184	$20,000	$—	$407,684
Philip H. Coelho (4)	$109,000	$107,971	$20,000	$—	$236,971
Richard B. Giles (5)	$75,500	$142,838	$20,000	$—	$238,338
David Stevens, Ph.D. (6)	$71,540	$45,430	$20,000	$—	$136,970
(1)	The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The value of stock option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 12 to our financial statements included in this annual report on Form 10-K for the year ended December 31, 2020. On December 12, 2020, the date of the 2020 annual meeting, Messrs. Coelho and Giles and Drs. Bar-Or and Stevens were each granted options to purchase 36,000 shares of common stock. These options have an exercise price of $1.50 per share, vest over the succeeding 12 months and have a term of 10 years from the grant date. The value of each stock option award totaled $45,000. Additional stock options were granted to Messrs. Coelho and Giles and Drs. Bar-Or, as further described in the table notes below.
(2)	On January 2, 2020, Messrs. Coelho, Giles and Dr. Stevens were each awarded 34,059 shares of common stock, at a price of $0.5872 which was the closing price of our common stock on the date of grant per share, equivalent to $20,000. Since fiscal 2012, the aggregate number of stock awards to each of Messrs. Coelho, Giles and Dr. Stevens totaled 121,049 shares of common stock with a value of $140,000. Since fiscal 2019, the aggregate number of stock awards to Dr. Bar-Or totaled 79,287 shares of common stock with a value of $40,000.
(3)	On July 1, 2020, Dr. Bar-Or was granted options to purchase 200,000 shares of common stock. These options have an exercise price of $0.613, vested immediate and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $101,000. In addition, on November 10, 2020, Dr. Bar-Or was granted options to purchase 300,000 shares of common stock. These options have an exercise price of $0.786, vest one-third on grant date, one-third on the first anniversary of the grant date and the remaining one-third on the second anniversary of the grant date, and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $203,000. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020 for Dr. Bar-Or was 602,000, of which 366,000 were fully vested.
(4)	Pursuant to an option repricing program undertaken by the Company in July 2020, 160,554 of Mr. Coelho’s options were cancelled and, in replacement thereof 136,471 options, which were fully vested upon grant, were issued. The value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $63,000. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020 for Mr. Coelho was 668,221, of which 632,221 were fully vested.
(5)	Pursuant to an option repricing program undertaken by the Company in July 2020, 250,000 of Mr. Giles’s options were cancelled and, in replacement thereof 212,500 options, which were fully vested upon grant, were issued. The value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $97,000. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020 for Mr. Giles was 740,000, of which 704,000 were fully vested.
(6)	The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2020 for Dr. Stevens was 378,750, of which 342,750 were fully vested.

Item 11.	Executive Compensation.

Executive Compensation

Named Executive Officers

For our fiscal year ended December 31, 2020, our Named Executive Officers were: (i) Michael Macaluso, our CEO, who has served as our CEO since January 2012, (ii) Daniel G. Stokely, our CFO, who has served as our CFO and Secretary since July 2019, and (iii) Holli Cherevka, our current COO, who has served as our COO since September 2017. We had no other executive officers serving during the year ended December 31, 2020.

The following table shows, for the fiscal years ended December 31, 2020 and December 31, 2019, compensation awarded to, paid to, or earned by our Named Executive Officers.

Summary Compensation of Named Executive Officers

							Option		All Other
						Stock	Awards		Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Awards ($)	($)(1)		($) (11)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)		(i)		(j)
Named Executive Officers

Michael Macaluso
CEO, effective January 2012	2020	300,000		157,040	(2)(4)	—	311,097	(3)	—		768,137
	2019	300,000		5,000	(4)	—	—		—		305,000

Daniel G. Stokely
CFO, effective July 2019	2020	285,000		56,665	(4)(5)	—	44,670	(6)	77,830	(7)	464,165
	2019	119,740	(7)	5,000	(4)	—	149,135	(7)	30,505	(7)	304,380

Holli Cherevka
COO, effective September 2017	2020	280,000		7,040	(4)	—	98,751	(8)	1,000		386,791
	2019	223,333	(9)	55,000	(4) (10)	—	88,732	(9)	—		367,065

(1)	The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 12 to our financial statements included in this annual report on Form 10-K for the year ended December 31, 2020.
(2)	Mr. Macaluso received a $150,000 bonus related to his performance for the year ended December 31, 2020.
(3)	Mr. Macaluso entered into an employment agreement with the Company, effective January 2020, to continue his position as CEO, at an annual salary of $300,000. In connection with Mr. Macaluso’s employment, he was awarded 200,000 options. The aggregate value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $118,000. In addition, pursuant to an option repricing program undertaken by the Company in July 2020, 300,000 of Mr. Macaluso’s options were cancelled and, in replacement thereof 255,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $117,000. In December 2020, Mr. Macaluso was also awarded 50,000 options. The aggregate value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $76,000.
(4)	Each of the Named Executive Officers received a $7,000 and $5,000 holiday bonus, respectively, during the years ended December 31, 2020 and December 31, 2019.
(5)	Mr. Stokely received a $50,000 bonus related to his performance for the year ended December 31, 2020.
(6)	In January 2020, Mr. Stokely was awarded 30,000 options. The aggregated value of the stock option awards was estimated using the Black-Scholes option pricing model and totaled $15,000. In December 2020, Mr. Stokely was also awarded 20,000 options. The aggregated value of the stock option awards was estimated using the Black-Scholes options pricing model and totaled $30,000.
(7)	Mr. Stokely was appointed CFO, effective July 2019, with an annual salary of $285,000. In connection with Mr. Stokely’s employment agreement, he was awarded 400,000 options. The aggregate value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $149,000. In addition, we agreed to reimburse Mr. Stokely for certain commuting and housing expenses up to a maximum of $6,000 per month for up to twelve months and up to $43,000 for taxes related to the commuting and housing expenses. During the twelve-month period starting July 2019 and ending July 2020, a total of $66,000 was reimbursed for commuting and housing expenses and $42,000 was reimbursed related to taxes as a result of the commuting and relocation expense payments. Therefore, a total of $108,000 was reimbursed for commuting/relocation expense and taxes as of December 31, 2020, in respect of the twelve-month period starting July 2019 and ending July 2020. Of the $66,000 that was reimbursed for commuting and housing expense, $43,000 related to corporate housing, $20,000 related to traveling expense and $3,000 related to other expenses.
(8)	Pursuant to an option repricing program undertaken by the Company in December 2020, 70,598 of Ms. Cherevka’s options were cancelled and, in replacement thereof 55,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $84,000. In addition, in December 2020, Ms. Cherevka was also awarded 10,000 options. The aggregate value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $15,000.
(9)	Ms. Cherevka entered into an employment agreement with the Company, effective September 2019, to continue her position as COO, at an annual salary of $280,000. In connection with Ms. Cherevka’s employment, she was awarded 200,000 options with a fair value of $89,000.
(10)	Ms. Cherevka received a $50,000 bonus related to her performance for the year ended December 31, 2019.
(11)	The Company provides group term life insurance coverage in the amount of $20,000 for all employees, including the Named Executive Officers, for a nominal annual premium amount.

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

On December 14, 2019, we entered into a new three-year employment agreement with Mr. Macaluso (the “Macaluso Employment Agreement”), which became effective on January 10, 2020 (“Start Date”) immediately following the expiration of his prior employment agreement. In connection with his continued service as the Company’s CEO and as a member of the Board, Mr. Macaluso will continue to receive an annual base salary of $300,000 with a term ending January 10, 2023, subject to certain automatic renewal provisions. At the Start Date, Mr. Macaluso received a one-time equity award of 200,000 stock options at an exercise price per share equal to the closing price of the Company’s Common Stock as reported on the NYSE American on the Start Date (50% of which vested on the Start Date and 50% of which will vest on January 10, 2021). Mr. Macaluso will also be able to allocate incentive compensation to others through (i) a special cash bonus pool of $50,000, which he shall be able to allocate in his reasonable discretion to employees of the Company, and (ii) recommendations to the Compensation Committee of the issuance of up to 100,000 stock options, pursuant to the terms of the Company’s 2019 Stock and Incentive Plan. Each of the cash and stock option bonus pools have been substantially allocated by the date of this proxy statement. As consideration for the incentive compensation pools, on the Start Date, Mr. Macaluso forfeited previously granted options to purchase 100,000 shares of Common Stock, which were originally granted on August 12, 2010 with an exercise price of $1.70 and which were fully vested.

We entered into a three-year employment agreement with Mr. Daniel G. Stokely, CFO, and Corporate Secretary (as amended, the “Stokely Employment Agreement”), on July 9, 2019 for his services beginning on July 31, 2019, which provided for an annual salary of $285,000 and a term ending July 31, 2022, subject to certain automatic renewal provisions.  In connection with his employment, Mr. Stokely was awarded 400,000 options to purchase Common Stock at an exercise price of $0.43, as determined pursuant to that certain Stock Option Cancellation and Grant Agreement for Executive, dated August 20, 2019, with 50% of these options vesting upon grant and the remaining 50% vesting one year from the effective start date of employment. In December 2019, an amendment to Mr. Stokely’s employment agreement awarded him an additional 30,000 options to purchase Common Stock, which were granted in January 2020, at an exercise price of $0.5872, with 50% vesting upon grant and 50% vesting on July 31, 2020.  In addition, we initially agreed to reimburse Mr. Stokely for certain commuting and housing expense up to a maximum of $6,000 per month for up to six months.  In December 2019, we extended the period of reimbursement for commuting and housing expenses for an additional two months, which was subsequently extended for an additional four months through July 2020. In addition, Mr. Stokely’s employment agreement amendment also provides for additional reimbursement of taxes paid by Mr. Stokely as a result of commuting and relocation expense payments.

We entered into an employment agreement with Ms. Holli Cherevka, COO, on September 19, 2017, which provided for an annual salary of $200,000 and a term ending September 16, 2019. In connection with the employment agreement, Ms. Cherevka was awarded 200,000 options to purchase Common Stock at an exercise price of $0.55, with 50% vesting upon grant and 50% vesting one year from the effective start date of employment. We entered into a new two-year employment agreement with Ms. Cherevka (the “Cherevka Employment Agreement” and collectively with the Macaluso Employment Agreement and the Stokely Employment Agreement, the “Executive Employment Agreements”) on September 16, 2019, which provides for an annual salary of $280,000 and has a term ending September 16, 2021, subject to certain automatic renewal provisions. In connection with this new employment agreement, Ms. Cherevka was awarded 200,000 options to purchase Common Stock at an exercise price of $0.51, with 50% vesting upon grant and 50% vesting one year from the effective start date of employment.

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

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of December 31, 2020:

	Option Awards

					Equity Incentive
			Number of		Plan Awards:
	Number of		Securities		Number of
	Securities		Underlying		Securities
	Underlying		Unexercised		Underlying
	Unexercised		Options		Unexercised	Option	Option
	Options Exercisable		Unexercisable		Unearned	Exercise	Expiration
Name	(#)		(#)		Options (#)	Price ($)	Date
(a)	(b)		(c)		(d)	(e)	(f)

Named Executive Officers

Michael Macaluso	50,000		—		—	1.78	12/17/2030
Michael Macaluso	255,000	(1)	—		—	0.65	7/10/2030
Michael Macaluso	100,000		100,000	(2)	—	0.68	1/10/2030
Michael Macaluso	400,000		—		—	0.81	3/9/2027
Michael Macaluso	250,000		—		—	2.76	5/7/2022
Michael Macaluso	180,000		—		—	1.70	8/27/2020
Daniel G. Stokely	20,000		—		—	1.78	12/17/2030
Daniel G. Stokely	30,000		—		—	0.59	1/2/2030
Daniel G. Stokely	400,000		—		—	0.43	8/20/2029
Holli Cherevka	55,000	(3)	—		—	1.78	12/17/2030
Holli Cherevka	10,000		—		—	1.78	12/17/2030
Holli Cherevka	200,000		—		—	0.51	9/16/2029
Holli Cherevka	200,000		—		—	0.55	9/19/2027
Holli Cherevka	30,000		—		—	0.51	8/8/2027
Holli Cherevka	170,000		—		—	0.75	7/15/2026
Holli Cherevka	30,000		—		—	0.75	10/6/2024
Holli Cherevka	9,402		—		—	0.75	11/8/2023
Holli Cherevka	45,000		—		—	0.75	4/2/2023
Holli Cherevka	35,000		—		—	0.75	1/14/2023
(1)	Pursuant to an option repricing program undertaken by the Company in July 2020, 300,000 of Mr. Macaluso’s options were cancelled and, in replacement thereof 255,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $117,000.
(2)	The unexercisable options vest annually starting on the first anniversary of the grant date and became fully vested on January 10, 2021. The option awards remain exercisable until their expiration on the ten-year anniversary of the date of grant subject to earlier forfeiture following termination of employment.
(3)	Pursuant to an option repricing program undertaken by the Company in December 2020, 70,598 of Ms. Cherevka’s options were cancelled and, in replacement thereof 55,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option repricing model and totaled $84,000.

Potential Payments upon Termination or Change in Control

Under each of our Executive Employment Agreements, the respective member of our executive team (each, an “Executive”), if their employment is terminated by the Company without Cause or by the Executive for Good Reason, will be entitled to a lump sum severance payment equal to six months of his or her base salary in effect at the date of termination, less applicable withholding and certain offsetting payments (including offsets for any and all compensation that he or she may receive from other employment subsequent to his or her employment with the Company pursuant to a duty to mitigate such severance payment). In addition, the vesting and exercisability of all then outstanding equity awards (excluding the performance-based awards) held by our Executive will accelerate in full. Any performance-based award held by such Executive shall become vested and exercisable only if the applicable performance-based criteria are satisfied at the end of the applicable period relating to such award, at which time such performance-based award shall become vested and exercisable on a pro-rated basis by multiplying such award by a fraction, the numerator of which is the number of full months such executive was employed by the Company during the applicable performance period, and the denominator of which is the total number of months in such performance period. Any performance-based award for which the performance criteria are not satisfied within the applicable performance period shall terminate at the end of such period. All severance payments, less applicable taxes and withholdings, are subject to our Executive’s execution and delivery of a general release in a form acceptable to us, and is further conditioned upon complying with the confidentiality, non-solicitation, non-competition, intellectual property and post-termination cooperation obligations under his employment agreement. If the employment is terminated by the Company for Cause or by the Executive without Good Reason, no severance shall be payable by us.

“Good Reason” means, without the Executive’s written consent:

●	a material reduction of his or her compensation (except where there is a general reduction also applicable to the other members of the senior executive team); or
●	a material reduction in his or her overall responsibilities or authority or scope of duties (it being understood that the occurrence of a change in control shall not, by itself, necessarily constitute a reduction in his or her responsibilities or authority).

“Cause” means, in the sole discretion of a majority of the Board:

●	The Executive’s failure or refusal to substantially perform his or her duties;
●	personal or professional dishonesty that could reasonably be expected to have a materially adverse impact on the financial interests or business reputation of the Company;
●	incompetence, willful misconduct, breach of fiduciary duty (including duties involving personal profit);
●	breach of the Company’s Code of Business Conduct and Ethics and personnel policies or compliance policies;
●	material violation of the Sarbanes-Oxley requirements for officers of public companies that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the reputation of the Company;

●	willfully engaging in actions that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the business reputation of the Company;
●	willful violation of any law, rule, or regulation, or final cease-and-desist order (other than routine traffic violations or similar offenses);
●	the unauthorized use or disclosure of any trade secret, proprietary, or confidential information of the Company (or any other party as to which our Executive owes an obligation of nondisclosure as a result of his or her relationship with the Company);
●	failure to follow the reasonable and lawful directives of the CEO or the Board pertaining to his or her duties with the Company;
●	commission of an act of fraud, embezzlement, or misappropriation by our Executive with respect to his or her relations with the Company or any of its employees, customers, agents, or representatives; or
●	any material breach of any provision of the employment agreement with our Executive.

Our employment agreements with our Executives do not provide for the payment of a “gross-up” payment under Section 280G of the Code.

The following table provides a summary of potential payments upon termination or change in control for each of the Named Executive Officers as of December 31, 2020 (rounded to the nearest thousand):

	Cause; Without Good	Without Cause; Good
Recipient and Benefit	Reason;	Reason	Death; Disability	Change in Control

Michael Macaluso
Salary	$—	$150,000	$—	$—
Stock Options (1)	—	734,000	—	—
Total	$—	$884,000	$—	$—

Daniel G. Stokely
Salary	$—	$142,500	$—	$—
Stock Options (1)	—	494,000	—	—
Total	$—	$636,500	$—	$—

Holli Cherevka
Salary	$—	$140,000	$—	$—
Stock Options (1)	—	699,000	—	—
Total	$—	$839,000	$—	$—
(1)	Amounts represent the intrinsic value (that is, the value based upon the company’s stock price on December 31, 2020 of $1.59 per share), minus the exercise price of the equity awards that would have become exercisable as of December 31, 2020.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock as of February 16, 2021 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Common Stock;

●	each of our named executive officers;
●	each of our directors and director nominees; and
●	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after February 16, 2021.

For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after February 16, 2021 are included for that person or group but not the stock options or warrants of any other person or group. Ownership is based on 195,629,128 shares of Common Stock outstanding on February 16, 2021.

The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

	Number of Shares Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned	Beneficially Owned
5% Stockholders
CVI Investments, Inc. (1) C/O Heights Capital Management, Inc. 101 California Street, Suite 3250 San Francisco, CA 94111	12,454,835	6.3%
Bruce E. Terker (2) 950 W. Valley Road, Suite 2900 Wayne, PA 19087	11,525,331	5.9%
Directors and Name Executive Officers
Michael Macaluso (3)	3,121,752	1.6%
David Bar-Or (4)	469,800	0.2%
Richard B. Giles (5)	1,083,121	0.6%
Philip H. Coelho (6)	847,721	0.4%
Holli Cherevka (7)	784,402	0.4%
David R. Stevens (8)	489,312	0.2%
Daniel G. Stokely (9)	425,815	0.2%

Directors and executive officers as a group	7,221,923	3.6%
(1)	Based on a Schedule 13G/A filed by CVI Investments, Inc. (“CVI Investments”) and Heights Capital Management, Inc. (“Heights Capital”) with the SEC on February 14, 2019. The amount indicated in the table includes 6,250,000 shares of Common Stock issued as a result of a warrant exercise on October 29, 2019 and also includes warrants to purchase 600,000 shares that are exercisable within 60 days of February 16, 2021. Based on the above Schedule 13G/A, CVI Investments and Heights Capital have shared voting and dispositive power with respect to the shares.
(2)	Based solely on a Schedule 13G/A filed by Bruce E. Terker, Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Insignia Partners, L.P. and Odyssey Capital Group, L.P. (collectively the “Bruce E. Terker and Related Companies”) with the SEC on January 20, 2021, reporting beneficial ownership as of December 31, 2020. Based on the above Schedule 13G/A, Bruce E. Terker and Related Companies have shared voting and dispositive power with respect to the shares.
(3)	Includes options to purchase 1,335,000 shares that are exercisable within 60 days of February 16, 2021.
(4)	Includes options to purchase 377,000 shares that are exercisable within 60 days of February 16, 2021.

(5)	Includes options to purchase 716,000 shares that are exercisable within 60 days of February 16, 2021.
(6)	Includes options to purchase 644,221 shares that are exercisable within 60 days of February 16, 2021.
(7)	Includes options to purchase 784,402 shares that are exercisable within 60 days of February 16, 2021.
(8)	Includes options to purchase 354,750 shares that are exercisable within 60 days of February 16, 2021.
(9)	Includes options to purchase 397,500 shares that are exercisable within 60 days of February 16, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under equity compensation plans as of December 31, 2020:

(c) Number of
	(a) Number of securities	(b) Weighted	securities remaining
	to be issued upon	average exercise	available for future
	exercise of outstanding	price of	issuance under equity
	options, warrants and	outstanding options,	compensation plans
	rights	warrants and rights	(excluding securities reflected
Plan Category	(#)	($)	in column (a)) (#)

Equity compensation plans approved by stockholders	6,099,651	1.04	7,945,245
Equity compensation plans not approved by stockholders	-	-	-
Total	6,099,651	1.04	7,945,245

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive compensation arrangements discussed above within the “Executive Compensation” section, we have not been a party to any transactions since January 1, 2019 in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Director Independence

Our Common Stock is listed on the NYSE American. The listing rules of the NYSE American require that a majority of the members of the Board be independent. The rules of the NYSE American require that, subject to specified exceptions, each member of our Audit, Compensation, and Nominating and Governance be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

In October 2020, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Messrs. Coelho, Giles or Dr. Stevens, representing three of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE American. Our Board also determined that Messrs. Giles, Coelho and Dr. Stevens, who comprise our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the NYSE American rules. In making this determination, our Board considered the relationships that each non-employee director has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services.

We appointed Moss Adams LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2019. In conjunction with the appointment of Moss Adams LLP on July 10, 2019, Plante Moran PLLC (“Plante Moran”) notified the Company of its resignation as the Company’s independent registered public accounting firm, effective July 10, 2019.

The following tables present aggregate fees accrued for professional services rendered by our independent registered public accounting firms, both Moss Adams LLP and Plante Moran for the respective periods.

	Year Ended December 31,
	2020	2019
Moss Adams LLP
Audit fees (1)	$273,000	$212,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
Total fees	$273,000	$212,000

(1)	Audit services includes fees related to the audit of our annual financial statements; the review of our quarterly financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	Audit-related services fees would include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, attest services related to financial reporting that are not required by statue or regulation and consultation concerning financial accounting and reporting standards. The Company did not incur expenses related to audit related services fees for the years ended December 31, 2020 or 2019.
(3)	Tax service fees are comprised of federal and state services related to tax compliance, consulting and preparation.

Policy on Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the following year’s audit, management will submit to the Audit Committee for approval an engagement letter which provides the description and estimated cost of services expected to be rendered during that year for each of following four categories of services:

Audit services include fees for services that generally only the auditor can reasonably provide, such as statutory audits required domestically and internationally (including statutory audits required for insurance companies for purposes of state law); comfort letters; consents; assistance with and review of documents filed with the SEC; section 404 attestation services; other attest services that generally only the auditor can provide; work done by tax professionals for the audit or quarterly review; and accounting consultations billed as audit services, as well as other accounting and financial reporting consultation and research work necessary to comply with the standards of the PCAOB.

Audit-related services include, but are not limited to: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

Tax services consist principally of assistance with federal and state tax compliance and reporting, as well as certain tax planning consultations.

Other services are those associated with services not captured in the other categories. We generally do not request such services from our independent auditor.

Prior to the engagement of the independent registered public accounting firm, the Audit Committee pre-approves these services by category of service and estimated cost as further noted in the engagement letter. The fees are budgeted as part of the Company’s annual/periodic budgeting and forecasting process, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm for such services.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

All of the services of Moss Adams LLP and Plante Moran described above were pre-approved by the Audit Committee in advance of such services being provided.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●Report of Independent Registered Public Accounting Firm
●Balance Sheets as of December 31, 2020 and 2019
●Statements of Operations for the years ended December 31, 2020 and 2019
●Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
●Statements of Cash Flows for the years ended December 31, 2020 and 2019
●Notes to Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed December 18, 2019)
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect. (Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2018)
4.1*	Specimen Common Stock Certificate of the Registrant.
4.3	Form of Warrant to Purchase Common Stock. (Incorporated by reference from Registrant’s Form 8-K filed on August 29, 2016)
4.4	Form of Warrant to Purchase Common Stock. (Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K filed on June 6, 2017)
4.5	Form of Warrant to Purchase Common Stock. (Incorporated by reference from Exhibit 4.2 to the Registrant’s Form 8-K filed on June 6, 2017)
4.6	Form of Warrant. (Incorporated by reference from Registrant’s Form 8-K filed on August 13, 2018)
4.7	Description of Capital Stock of Ampio Pharmaceuticals, Inc. (Incorporated by reference from Registrant’s Form 10-K filed on February 21, 2020)
10.1	Form of Director and Executive Officer Indemnification Agreement. (Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010)
10.2**	2010 Stock Incentive Plan and forms of option agreements. (Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010)
10.3**	Amendment of 2010 Stock and Incentive Plan. (Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013)
10.4*,**	2019 Stock Incentive Plan and forms of option agreements.
10.5**	Employment Agreement, effective January 10, 2020 by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso. (Incorporated by reference from Registrant’s Form 8-K filed December 18, 2019)
10.6

Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013. (Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013)

10.7**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Holli Cherevka, dated September 16, 2019. (Incorporated by reference from Registrant's Form 8-K filed September 20, 2019)
10.8**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated July 9, 2019. (Incorporated by reference from Registrant's Form 8-K filed July 10, 2019)

10.9**	Amendment to Employment Agreement between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference from Registrant's Form 8-K filed August 23, 2019)
10.10**

Amendment No. 2 to Employment Agreement, dated December 14, 2019, by and between Ampio Pharmaceuticals, Inc. and Daniel Stokely. (Incorporated by reference from Registrant’s Form 8-K filed December 18, 2019)

10.11**	Amendment No. 3 to Employment Agreement, dated July 13, 2020, by and between Ampio Pharmaceuticals, Inc. and Daniel Stokely. (Incorporated by reference from Registrant’s Form 8-K filed July 14, 2020)
10.12**

Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference from Registrant's Form 8-K filed August 23, 2019)

10.13**

Letter dated November 7, 2019 re: Administrative Error in the Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference from Registrant's Form 10-Q filed November 7, 2019)

10.14

Placement Agency Agreement, dated June 17, 2019, by and among Ampio Pharmaceuticals, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Registrant’s Form 8-K filed June 17, 2019)

10.15

Sales Agreement, dated February 20, 2020, by and among ThinkEquity, a division of Fordham Financial Management, Inc., Roth Capital Partners LLC and Ampio Pharmaceuticals, Inc. (Incorporated by reference from the Registrant’s Form 8-K filed on February 20, 2020)

10.16	Loan Agreement, dated April 16, 2020, by and between Key Bank National Association and Ampio Pharmaceuticals, Inc. (Incorporated by reference from the Registrant’s Form 8-K filed on April 22, 2020)
23.1*	Consent of Moss Adams LLP.
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Confidential treatment has been applied for with respect to certain portions of these exhibits.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

Date: March 3, 2021	By:	/s/ Michael Macaluso
Michael Macaluso
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 3, 2021.

Signature	Title

/s/ Michael Macaluso	Chairman of the Board and Chief Executive Officer
Michael Macaluso

/s/ Daniel G. Stokely	Chief Financial Officer (Principal Financial and
Daniel G. Stokely	Accounting Officer) and Secretary

/s/ David Bar-Or	Director
David Bar-Or

/s/ Philip H. Coelho	Director
Philip H. Coelho

/s/ Richard B. Giles	Director
Richard B. Giles

/s/ David R. Stevens	Director
David R. Stevens

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Ampio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Denver, Colorado

March 3, 2021

We have served as the Company’s auditor since 2019.

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Current assets
Cash and cash equivalents	$17,346,000	$6,532,000
Prepaid expenses and other	1,147,000	1,718,000
Total current assets	18,493,000	8,250,000

Fixed assets, net	3,561,000	4,748,000
Right-of-use asset	824,000	1,003,000
Total assets	$22,878,000	$14,001,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,550,000	$4,025,000
Lease liability-current portion	284,000	259,000
Total current liabilities	1,834,000	4,284,000

Lease liability-long-term	925,000	1,210,000
Warrant derivative liability	2,607,000	2,064,000
Total liabilities	5,366,000	7,558,000

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 193,378,996 as of December 31, 2020 and 158,644,757 as of December 31, 2019	19,000	16,000
Additional paid-in capital	218,020,000	191,060,000
Accumulated deficit	(200,527,000)	(184,633,000)
Total stockholders’ equity	17,512,000	6,443,000

Total liabilities and stockholders’ equity	$22,878,000	$14,001,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

	Year Ended December 31,
	2020	2019

Operating expenses
Research and development	$9,172,000	$12,622,000
General and administrative	6,662,000	5,954,000
Total operating expenses	15,834,000	18,576,000

Other (expense) income
Interest income	12,000	77,000
Paycheck Protection Program funding	544,000	—
Derivative (loss) gain	(543,000)	4,869,000
Loss on disposal of fixed asset	(73,000)	—
Total other (expense) income	(60,000)	4,946,000

Net loss	$(15,894,000)	$(13,630,000)

Net loss per common share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.14)

Weighted average number of common shares outstanding:
Basic	172,846,773	130,601,500
Diluted	172,846,773	131,135,178

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	110,941,516	$11,000	$176,228,000	$(171,003,000)	$5,236,000

Issuance of common stock for services	181,590	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	405,000	—	405,000
Warrants exercised	17,266,667	2,000	3,872,000	—	3,874,000
Offering costs related to warrant exercises	—	—	(277,000)	—	(277,000)
Issuance of common stock in connection with the "at-the-market" equity offering program	254,984	—	142,000	—	142,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(144,000)	—	(144,000)
Issuance of common stock in connection with public offering	30,000,000	3,000	11,997,000	—	12,000,000
Offering costs related to the issuance of common stock in connection with public offering	—	—	(1,243,000)	—	(1,243,000)
Net loss		—	—	(13,630,000)	(13,630,000)

Balance at December 31, 2019	158,644,757	$16,000	$191,060,000	$(184,633,000)	$6,443,000

Issuance of common stock for services	136,236	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	1,277,000	—	1,277,000
Stock options exercised, net	11,903	—	(2,000)	—	(2,000)
Warrants exercised, net	2,486,423	—	785,000	—	785,000
Issuance of common stock in connection with the "at-the-market" equity offering program	32,099,677	3,000	26,188,000	—	26,191,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(1,368,000)	—	(1,368,000)
Net loss	—	—	—	(15,894,000)	(15,894,000)

Balance at December 31, 2020	193,378,996	$19,000	$218,020,000	$(200,527,000)	$17,512,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2020	2019

Cash flows used in operating activities
Net loss	$(15,894,000)	$(13,630,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	1,277,000	405,000
Depreciation and amortization	1,177,000	1,272,000
Loss on disposal of fixed asset	73,000	—
Paycheck Protection Program funding that offsets qualified expenses	(544,000)	—
Issuance of common stock for services	80,000	80,000
Derivative loss (gain)	543,000	(4,869,000)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and other	571,000	(1,271,000)
(Decrease) increase in accounts payable and accrued expenses	(2,475,000)	2,700,000
Decrease in lease liability	(81,000)	(70,000)
Proceeds received under the Paycheck Protection Program	544,000	—
Net cash used in operating activities	(14,729,000)	(15,383,000)

Cash flows used in investing activities
Purchase of fixed assets	(63,000)	(22,000)
Net cash used in investing activities	(63,000)	(22,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	26,191,000	142,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(1,368,000)	(144,000)
Proceeds from sale of common stock in connection with the public offering	—	12,000,000
Costs related to sale of common stock in connection with the public offering	—	(1,243,000)
Proceeds from warrant exercises	785,000	3,874,000
Costs related to warrant exercises	—	(277,000)
Other	(2,000)	—
Net cash provided by financing activities	25,606,000	14,352,000

Net change in cash and cash equivalents	10,814,000	(1,053,000)

Cash and cash equivalents at beginning of period	6,532,000	7,585,000
Cash and cash equivalents at end of period	$17,346,000	$6,532,000

Non-cash transactions:
Initial commercial insurance premium financing agreement	$1,347,000	$1,081,000
Initial lease liability arising from the adoption of ASC 842	—	1,704,000
Initial recognition of right-of-use asset arising from the adoption of ASC 842	—	1,168,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a biopharmaceutical company, located in Englewood, CO, that is focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions.

The Company’s activities relate to research and development and raising capital. The Company has not generated revenue to date.

Note 2 – Summary of Significant Accounting Policies

Impact of Global Pandemic

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of the novel coronavirus (“COVID-19”). In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic. COVID-19 has, and continues, to adversely impact the United States and global economies. In April 2020, and pursuant to the U.S. Food and Drug Administration (“FDA”), independent Safety Monitoring Committee (“SMC”), and regulatory Institutional Review Board guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial (the “AP-013 study”) of Ampion for the treatment of Osteoarthritis of the Knee (“OAK”). Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were, and continue to be, impacted by the pandemic. The Company has reviewed the FDA guidance as it relates to the AP-013 study data and is working with the FDA to evaluate viable options with the ultimate goal to reach agreement on an amendment to the existing SPA for the AP-013 study. In addition, since June 2020, the Company has commenced clinical trials to determine the safety and efficacy for new applications of Ampion (i.e., inhaled and intravenous) related to the COVID-19 infection. As the outbreak continues to spread, the Company’s business operations could be significantly impacted and, in addition, the business operations of third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials. The full extent of the potential adverse impact on the Company’s business and related product development, including, but not limited to, clinical trials, financing activities and the global economy will depend on future developments, which cannot be predicted at this time due to the uncertain nature of the continued COVID-19 pandemic, government mandated shut downs, and its adverse effects, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on the Company’s business, operations, financial condition and results of operations.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected future liquidity and resulting going concern position and the projected useful lives and potential impairment of fixed assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Cash and Cash Equivalents

The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the years ended December 31, 2020 and 2019, the Company has maintained balances in excess of federally insured limits.

Concentration of Supplier

The Company currently contracts with a limited number of suppliers to obtain each of the key components/raw materials needed to produce Ampion for clinical trials, including Human Serum Albumin, the line sets and the vials/caps and stoppers. The Company believes there are numerous other suppliers that could be substituted should the suppliers for the key components/raw materials become non-competitive.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and amortization. Cost includes expenditures for equipment, leasehold improvements, replacements, and renewals and the related cost required to get certain equipment in operating condition. The Company charges routine and ongoing maintenance and repairs to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the remaining life of the lease.

Impairment of Long-Lived Assets

The Company performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets may be impaired and if any adjustment is warranted. Based on the Company’s evaluation as of December 31, 2020 and 2019, no impairment existed for long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. The warrant derivative liability is recorded at estimated fair value based on utilization of the Black-Scholes warrant pricing model depending on facts and circumstances. See Note 9 and Note 10 for additional information on the warrant derivative liability.

Stock-Based Compensation

The Company accounts for stock-based payments by recognizing compensation expense based upon the estimated fair value of the stock options on the date of grant. The Company determines the estimated fair value of the stock options granted using the Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period which approximates the vesting period using the graded method. See Note 12 for additional information on stock-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against all of its deferred tax assets, as management has concluded that it is more likely than not that the net deferred tax asset will not be realized through projected future taxable income, based primarily on the Company’s ongoing history of operating losses and the lack of taxable income in the foreseeable future. See Note 13 for additional information on income taxes.

Clinical Trial Accruals

The Company is currently conducting three different clinical trials which are at various stages of completion. The clinical trial accrual covering each of the studies involve identifying services that third parties, contracted by the Company, have performed and estimating the associated cost incurred for these services which remain uninvoiced as of the balance sheet date. In addition, the clinical trial accrual involves the measurement of milestone achievements achieved by the patients participating in the clinical trial and the associated costs which have not been invoiced as of the balance sheet date. The Company develops an estimate of liability using its judgment based upon the facts and circumstances known at the time.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s financial statements.

This Annual Report on Form 10-K does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 3 – Going Concern

As of the year ended December 31, 2020, the Company had cash and cash equivalents of $17.3 million and a net loss of $15.9 million, respectively. The net loss is primarily attributable to operating expenses of $15.8 million and the non-cash derivative loss of $0.5 million (see Note 10), partially offset by the receipt of Paycheck Protection Program (“PPP”) proceeds of $0.5 million (see Note 7). The Company used net cash in operations of $14.7 million for the year ended December 31, 2020 and ended the year with an accumulated deficit and stockholders’ equity of $200.5 million and $17.5 million, respectively. In addition, as a pre-revenue clinical stage biopharmaceutical company, the Company has not generated any operating revenues or profits to date. These historic, existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion, may issue and sell from time to time shares of its authorized common stock. During the year ended December 31, 2020, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $26.2 million, offset by costs of $1.4 million (see Note 11).

The Company has prepared an updated projection covering the period from January 1, 2021 through December 31, 2021 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting the current and projected clinical development programs. The Company continues to assess the impact of the COVID-19 pandemic, including the continued COVID-19 cases in the United States and the impact that it may have on current and projected future studies. The Company anticipates using the ATM equity offering program to raise funds in the near term and as needed, while also considering supplementing the funds raised with separate private/public equity offering(s). Based on the Company’s current cash position, projection of operating expenses and expected access to the ATM and/or other equity financing programs, the Company believes it will have sufficient liquidity to fund operations through the first quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, the Company’s management is unable to conclude that it is probable that future capital will be available to satisfy future liquidity needs as they arise and in a manner that will be sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to rapidly evolve, its effect on the Company’s business operations and ability to raise capital through the ATM equity offering program, or otherwise, remains uncertain and subject to change. The Company expects to seek additional capital investments in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development of Ampion, (ii) Biologics License Application (“BLA”) preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing and funding level for such capital, which will primarily depend on existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot give any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its base level of operations and any incremental expenses related to the further development of Ampion for OAK, therapeutic treatment of COVID-19 and other indications.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities, that might be necessary in the future should the Company be unable to continue as a going concern.

Note 4 – Prepaid Expenses and Other

Prepaid expenses and other balances as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019

Unamortized commercial insurance premiums	$627,000	$502,000
Deposits	266,000	1,162,000
Receivable	185,000	18,000
Other	69,000	36,000
Total prepaid expenses and other	$1,147,000	$1,718,000

Note 5 – Fixed Assets

Fixed assets balances as of December 31, 2020 and 2019 are as follows:

	Estimated
	Useful Lives	December 31,
	in Years	2020	2019

Leasehold improvements	10	$2,250,000	$2,850,000
Manufacturing facility/clean room	3 - 8	998,000	1,550,000
Lab equipment and office furniture	5 - 8	313,000	348,000
Fixed assets, net		$3,561,000	$4,748,000

Depreciation expense as of December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019

Depreciation and amortization expense	$1,177,000	$1,272,000

Note 6 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Accounts payable	$186,000	$151,000
Clinical trials	558,000	3,288,000
Commercial insurance premium financing agreement	386,000	21,000
Professional fees	267,000	317,000
Other	153,000	176,000
Accrued incentive compensation	—	72,000
Accounts payable and accrued expenses	$1,550,000	$4,025,000

Note 7 – Paycheck Protection Program

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

After reviewing the applicable terms and conditions of the Flexibility Act, the Company has elected to extend the length of the covered period from eight weeks to the lesser of (i) the period whereby qualified expenses equal loan proceeds or (ii) 24 weeks. The Company has performed initial calculations of its PPP loan forgiveness eligibility according to the terms and conditions of the SBA’s Loan Forgiveness Application (Revised June 16, 2020) and, based on such calculations, expects that the PPP loan will be forgiven in full over a period of less than 24 weeks. In addition, the Company has determined that it is probable that the Company will meet all the conditions of the PPP loan forgiveness program. As such, the Company has determined that the PPP loan should be accounted for as a government grant which analogizes with International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the provisions of IAS 20, “a forgivable loan from government is treated as a government grant when there is reasonable assurance that the entity will meet the terms for forgiveness of the loan.” IAS 20 does not define “reasonable assurance”, however, based on certain interpretations, it is analogous to “probable” in GAAP under FASB ASC 450-20-20, which is the definition the Company has applied to its expectations of the Company’s eligibility for PPP loan forgiveness. In addition, in accordance with the provisions of IAS 20, government grants shall be recognized in profit or loss on a systematic basis over the periods in which the Company recognizes costs for which the grant is intended to compensate (i.e., qualified expenses). Therefore, the Company recognized PPP funding during the periods when qualified expenses were incurred.

In October 2020, the Company submitted the PPP loan forgiveness application, which reflected the $544,000 of what the Company believes to be qualified expenses as defined by the Flexibility Act. The loan forgiveness application has been approved by the Lender and submitted to the SBA for final review. According to the Flexibility Act, the SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. February 1, 2021 marked the 90th day since the Lender sent the Company’s PPP loan forgiveness application to the SBA to be reviewed and, at the time of this filing, the Company has not received a response from the SBA. The SBA has been unresponsive to multiple requests from both the Company and the Lender for a status update related to the PPP loan forgiveness application. Based on the PPP loan forgiveness application calculation, and the Lender approving the loan forgiveness application, the Company continues to believe that it is probable the PPP loan qualifies for forgiveness in full by the SBA and such forgiveness will be provided by the SBA in due course. However, without formal approval from the SBA, the Company cannot provide certainty that it will obtain forgiveness in whole or in part.

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

Note 8 – Commitments and Contingencies

Commitments and contingencies as of December 31, 2020 are described below and summarized in the following table:

	Total (1)	2021	2022	2023	2024	2025	Thereafter
Key clinical research trial obligations	$3,275,000	$3,275,000	$—	$—	$—	$—	$—
BLA consulting services	1,143,000	—	1,143,000	—	—	—	—
Statistical analysis and programming consulting services	319,000	319,000	—	—	—	—	—
Employment agreements	1,262,000	783,000	466,000	13,000	—	—	—
	$5,999,000	$4,377,000	$1,609,000	$13,000	$—	$—	$—

(1)	Not included in the commitments and contingencies table above are the monthly principal and interest payments of $23,000 that would be due beginning in August 2021 under the PPP loan if it is not forgiven by the SBA (see Note 7).

Key Clinical Research Trial Obligations

AP-013 study

In March 2019, the Company entered into a contract with a CRO (“Prior CRO”) in connection with the AP-013 study totaling $6.2 million and covering an initial clinical trial size of 724 patients, which was increased by $4.1 million in January 2020 as a result of an increase in the number of participating patients to 1,034, resulting in the CRO contract commitment totaling $10.3 million. In April 2020, and pursuant to the FDA guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the Prior CRO paused all ongoing conduct associated with the AP-013 study. In December 2020, the Company terminated the contract with the Prior CRO. Under the terms and conditions of the contract, the Prior CRO will refund the remaining deposit of $165,000, which is classified within the “prepaid expenses and other” line item on the balance sheet. From the inception of this contract through December 31, 2020, the Company incurred and accrued cumulative costs totaling $8.1 million against the contract. The contract was terminated prior to December 31, 2020.

In December 2020, the Company entered into an initial contract with a CRO (“New CRO”) in connection with the AP-013 study totaling $1.4 million. The contract requires an initial retainer of $465,000, which had not been funded as of December 31, 2020. Recently, the FDA has provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the pandemic. The Company reviewed the FDA guidance as it relates to the AP-013 study data and is diligently working with the FDA to come to agreement on an amendment to the existing SPA, which will formally define the direction for proceeding forward with the AP-013 study. Due to the current and projected near term uncertainty resulting from the ongoing COVID-19 pandemic, the future contractual commitment amount and timing of disbursement may change. The Company had an outstanding future commitment of $1.4 million as of December 31, 2020 and will incur costs when the study commences.

Inhaled treatment for COVID-19 patients

In September 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering inhaled Ampion treatment for COVID-19 infected patients hospitalized for respiratory distress (the “AP-014 study”) totaling $836,000. The contract required an initial retainer of $232,000, which has been funded and will be applied to the future study expenses as further defined by the contract. As of December 31, 2020, the Company had incurred cumulative costs totaling $559,000 against the contract and, as such, had an outstanding obligation of $277,000, offset by the initial retainer.

In October 2020, the Company entered into a contract with a regional hospital group and principal investigator in connection with the AP-014 study totaling $78,000. As of December 31, 2020, the Company had incurred cumulative costs totaling $39,000 against the contract and, as such, had an outstanding obligation of $39,000.

Intravenous (“IV”) treatment for COVID-19 patients

In December 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering IV Ampion treatment for COVID-19 patients for an expanded global Phase I / II study (the “AP-017 study”) totaling $1.8 million. The contract requires an initial retainer of $495,000, which had not been funded as of December 31, 2020. The Company expects to commence enrollment of the AP-017 study during the first quarter of fiscal 2021 and, as such, had an outstanding future commitment of $1.8 million as of December 31, 2020.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million. This contract required a deposit, of which $182,000 was funded and classified within the “prepaid expenses and other” line item on the balance sheet. In June 2020, the Company finalized contract negotiations to increase the contract by a nominal amount to incorporate the review of the IND applications for inhaled and IV Ampion treatment. In September 2020, the Company finalized an amendment to the existing contract, which resulted in a refund of the initial deposit and requires the Company to provide a future deposit totaling $364,000 at such time the work commences related to the preparation of the related BLA for Ampion. The Company had incurred cumulative costs totaling $79,000 against this contract and, as such, had outstanding future obligations totaling $1.1 million as of December 31, 2020, which will be settled at such time future services are provided to the Company primarily related to the development and filing of the Ampion BLA. Given the current uncertainty surrounding the COVID-19 pandemic and the resulting impact on the AP-013 study, at the date of this filing, the Company estimates the incurrence of the remaining costs associated with the preparation of the BLA filing will be postponed until early 2022, if not later.

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $578,000. As of December 31, 2020, the Company had incurred cumulative costs totaling $259,000 against the contract and, as such, had an outstanding obligation of $319,000.

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

On July 9, 2019, the Company entered into an employment agreement with Mr. Daniel Stokely, Chief Financial Officer. The employment agreement provides for an annual salary of $285,000 with a term beginning July 31, 2019 and lasting for three years, subject to certain automatic renewal provisions. On July 13, 2020, the employment agreement was amended, which allowed for reimbursement of reasonable commuting and relocation expenses, including the employee portion of taxes, for up to one year. The commuting and relocation expenses, as well as the related taxes, were incurred in full as of December 31, 2020.

Amounts noted above do not assume the continuation of employment beyond the contractual terms of each employee’s existing employment agreements.

Commercial Insurance Premium Financing Agreement

In July 2020, the Company entered into an insurance premium financing agreement for $1.0 million, with a term of nine months and an annual interest rate of 3.37%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $116,000 per month over the remaining term of the agreement. The outstanding obligation as of December 31, 2020 was $334,000, which will be paid in full by March 2021. In addition, as of December 31, 2020, the Company had a remaining balance of $19,000 related to annual insurance premiums payable to the Company’s insurance broker, which will be paid in full by June 2021.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of December 31, 2020:

	Facility Lease Payments	2021	2022	2023	2024	2025	Thereafter

Remaining Facility Lease Payments	$1,344,000	$345,000	$355,000	$364,000	$280,000	$—	$—
Less: Discount Adjustment	(135,000)
Total lease liability	$1,209,000

Lease liability-current portion	$284,000

Long-term lease liability	$925,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of December 31, 2020:

ROU Asset

Balance as of December 31, 2019	$1,003,000
Amortization	(179,000)
Balance as of December 31, 2020	$824,000

The Company recorded lease expense in the respective periods is as follows:

	Year Ended December 31,
	2020	2019

Lease expense	$264,000	$261,000

Note 9 – Warrants

The Company has issued both equity (“placement agent”) and liability classified (“investor”) warrants in conjunction with previous equity raises. The Company had a total of 1.6 million equity-classified warrants and 2.5 million liability-classified warrants outstanding as of December 31, 2020.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2018	22,283,191	$0.51	4.25
Warrants issued in connection with the public offering	2,100,000	$0.50	4.47
Warrant exercised	(17,266,667)	$0.22	—
Outstanding as of December 31, 2019	7,116,524	$0.57	3.41
Warrants exercised	(2,985,800)	$0.42	—
Outstanding as of December 31, 2020	4,130,724	$0.66	2.05

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Investor warrants at $0.76	2,026,915		1.42
Placement agent warrants at $0.76	439,609		1.42
Placement agent warrants at $0.94	150,000		0.67
Investor warrants at $0.40	437,500		2.61
Placement agent warrants at $0.50	1,076,700		3.46
Outstanding as of December 31, 2020	4,130,724	$0.66	2.05

In connection with the June 2019 public offering, the Company issued Placement Agent Warrants to purchase an aggregate of 2.1 million shares of common stock at an exercise price of $0.50 with a term of five years. These warrants were accounted for as equity-based warrants (see Note 11).

In connection with the August 2018 confidentially marketed public offering, the Company issued investor warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2020 and 2019, these warrants had a fair value of $600,000 and $1.2 million, respectively. Significant assumptions, using the Black-Scholes valuation model, as of

December 31, 2020, December 31, 2019, and at issuance were as follows:

Assumptions for warrants issued August 13, 2018:	December 31, 2020	December 31, 2019

Exercise Price	$0.40	$0.40
Volatility	131%	132%
Equivalent term (years)	2.61	3.62
Risk-free interest rate	0.15%	1.64%
Number of warrants	437,500	2,400,000
Derivative liability	$606,000	$821,000

In connection with the June 2017 registered direct offering, the Company issued investor warrants to purchase an aggregate of 11.0 million shares of common stock at an exercise price of $0.76 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2020 and 2019, these warrants had a fair value of $2.0 million and $800,000, respectively. Significant assumptions as of December 31, 2020 and 2019 were as follows:

Assumptions for warrants issued June 2, 2017:	December 31, 2020	December 31, 2019

Exercise Price	$0.76	$0.76
Volatility	90%	139%
Equivalent term (years)	1.42	2.42
Risk-free interest rate	0.11%	1.60%
Number of warrants	2,026,915	2,026,915
Derivative liability	$2,001,000	$1,243,000

During the year ended December 31, 2020, the Company has issued 2.0 million shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40 and received proceeds of $785,000 related to these investor warrant exercises. In addition, during the year ended December 31, 2020, former placement agents elected to exercise 1.0 million of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price, resulting with the Company issuing 524,000 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants.

The total value for the warrant derivative liability as of December 31, 2020 is approximately $2.6 million. See Note 10 for additional information regarding the warrant derivative liability.

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

Note 10 – Fair Value Considerations

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$2,607,000	$2,607,000

December 31, 2019
Liabilities:
Warrant derivative liability	$—	$—	$2,064,000	$2,064,000

The recurring warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of December 31, 2020, December 31, 2019, and at issuance are disclosed in Note 9.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2019	$2,064,000
Warrant exercises	(2,928,000)
Change in fair value	3,471,000
Balance as of December 31, 2020	$2,607,000

Note 11 – Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of December 31, 2020 and 2019.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

December 31, 2020

Authorized shares	300,000,000

Common stock outstanding	193,378,996
Options outstanding	6,099,651
Warrants outstanding	4,130,724
Reserved for issuance under 2019 Stock and Incentive Plan	7,945,245

Available shares	88,445,384

Public Offerings

In June 2019, the Company completed a public offering whereby it issued 30.0 million shares of its common stock at a price of $0.40 per share, generating gross proceeds of $12.0 million. In connection with this offering, we entered into a Placement Agent Agreement with the placement agent. Pursuant to the Placement Agent Agreement, the placement agent received a 7% commission of $840,000, and $230,000 as compensation for other costs related to the offering and also received 2.1 million warrants with an exercise price of $0.50 and an expiration date of June 17, 2024 (“Placement Agent Warrants”). Such Placement Agent Warrants provide for cashless exercise, which the placement agent may elect if the Company does not have an effective registration statement registering, or the prospectus contained therein is not available for the issuance of, the shares underlying the warrants. Additionally, the Placement Agent Agreement contained certain restrictions that may prevent the Company from conducting an at-the-market offering or continuous equity financing in the near term and granted the placement agent a right of first refusal, that covers a period through June 2021, to act as the investment banker or placement agent on certain future transactions. The Company also incurred expenses related to legal, accounting, and other registration costs of $173,000. The shares were offered and sold pursuant to the Company’s shelf registration statement.

ATM Equity Offering Program

Sales Agreement

In February 2020, the Company entered into a Sales Agreement with two agents to implement an ATM equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the agents shall use their commercially reasonable efforts to sell shares from time to time, based upon the Company’s instructions as documented on a purchase notification form. If an agent declines to accept the purchase notification form, the agent must promptly notify the Company and the other agent then has the ability to accept or decline the purchase notification form. The Company has no obligation to sell any shares and may, at any time and in its sole discretion, suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement as of December 31, 2020:

Sales Agreement

Total shares of common stock sold	32,099,677

Gross Proceeds	$26,191,000
Commissions earned by placement agents	(1,050,000)
Issuance / subsequent recurring fees	(318,000)
Net proceeds	$24,823,000

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

The following table summarizes the Company’s sales under the terminated Equity Distribution Agreement:

Equity Distribution Agreement

Total shares of common stock sold	254,984

Gross Proceeds	$142,000
Commissions earned by placement agents	(4,000)
Issuance / subsequent recurring fees	(140,000)
Net loss	$(2,000)

Common Stock Issued for Services

The Company issued 136,236 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan) and 181,590 shares of common stock under the Company’s 2010 Stock and Incentive Plan (the “2010 Plan”), each valued at $80,000, as partial compensation for the services of non-employee directors, during the years ended December 31, 2020 and 2019, respectively.

Note 12 – Equity Instruments

Options

In December 2019, the Company’s Board of Directors and stockholders approved the adoption of the 2019 Plan, under which shares were reserved for future issuance of equity related awards classified as option awards/grants, restricted stock awards and other equity related awards. The 2019 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 10.0 million shares to be reserved for issuance under the 2019 Plan. The Company’s 2010 Plan was cancelled concurrently with the adoption of the 2019 Plan.

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of December 31, 2020:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during fiscal 2019	(144,000)
Options granted during fiscal 2020	(1,923,471)
Add back: expired, forfeited and/or cancelled equity awards	12,716
Remaining shares available for future equity awards	7,945,245

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding December 31, 2018	5,426,465	$1.99	4.89	$—
Granted	2,226,500	$0.57
Exercised	—	$—
Forfeited	—	$—
Expired and/or cancelled	(1,652,333)	2.51
Outstanding as of December 31, 2019	6,000,632	$1.33	5.40	$—
Granted	1,923,471	$0.90
Exercised	(32,500)	$0.33
Forfeited	(100,000)	$1.70
Expired and/or cancelled	(1,691,652)	$1.87
Outstanding as of December 31, 2020	6,099,951	$1.04	7.36	$4,739,000
Exercisable as of December 31, 2020	5,642,151	$1.05	7.17	$4,464,000

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and 2019 Plan:

Outstanding Options by Plan	December 31, 2020

2010 Plan	4,053,180
2019 Plan	2,046,471
Outstanding as of December 31, 2020	6,099,651

Stock options outstanding at December 31, 2020 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	704,000	$0.44	8.52
$0.51 - $1.00	4,373,507	$0.70	7.53
$1.01 - $1.50	194,000	$1.38	9.86
$1.51 and above	828,144	$3.27	4.87
Total	6,099,651	$1.04	7.36

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted and modified during the period ended December 31, 2020 and December 31, 2019, using the following assumptions:

Expected volatility	120.80% - 134.44%
Risk free interest rate	0.19% - 1.67%
Expected term (years)	3.00 - 6.00

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. The Company determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31,
	2020	2019
Research and development expenses
Stock-based compensation	$401,000	$89,000

General and administrative expenses
Issuance of common stock for services	80,000	80,000
Stock-based compensation	876,000	316,000

Total stock-based compensation	$1,357,000	$485,000

Unrecognized expense as of December 31, 2020	277,000

Weighted average remaining years to vest	1.11

Note 13 – Income Taxes

Income tax expense (benefit) resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in the Company’s financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2020	2019
(Benefit) expense at federal statutory rate	(21.0)%	(21.0)%
State, net of federal income tax impact	(2.9)%	(4.1)%
Stock-based compensation	4.7%	4.8%
Registered offering gain / warrant expense	0.4%	(7.5)%
Paycheck Protection Program funding	(0.7)%	0.0%
Change in state deferred tax rate	0.7%	0.0%
Expiration of tax attribute carryforwards	1.5%	0.0%
Other	0.0	0.0%
Change in valuation allowance	17.3%	27.8%
Effective tax rate	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Years Ended December 31,
	2020	2019
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$—	$18,000
Interest expense carryforward	—	—
Deferred rent	95,000	115,000
Net operating loss carryforward	43,515,000	40,248,000
Share-based compensation	1,030,000	1,592,000
Unrealized loss on trading security	772,000	774,000
Property and equipment	9,000	(131,000)
Warrants	152,000	67,000
Other	1,000	—
Less: Valuation allowance	(45,574,000)	(42,683,000)
Total long-term deferred income tax assets (liabilities)	$—	$—

As of December 31, 2020, Ampio has approximately $176.9 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire from 2021 through 2037. Approximately $45.1 million of the NOL carryforward carries forward indefinitely. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes that it has no material uncertain tax positions and has fully reserved against its future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2017 or for Colorado before 2016. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

Note 14 – Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Net loss	$(15,894,000)	$(13,630,000)
Less: decrease in fair value of investor warrants	—	(4,869,000)
Loss available to common stockholders	$(15,894,000)	$(18,499,000)

Basic weighted-average common shares outstanding	172,846,773	130,601,500
Add: dilutive effect of equity instruments	—	533,678
Diluted weighted-average shares outstanding	172,846,773	131,135,178
Earnings per share – basic	$(0.09)	$(0.10)
Earnings per share – diluted	$(0.09)	$(0.14)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Outstanding stock options	6,099,651	5,916,982
Warrants to purchase shares of common stock	4,130,724	6,666,196
Total potentially dilutive shares of common stock	10,230,375	12,583,178

Note 15 – Litigation

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

As of December 31, 2020, each of the Securities Class Action, the Cetrone Action and the Theise Action have been dismissed. As of the date hereof, the Company is not a party to any ongoing lawsuits.

Note 16 – Employee Benefit Plan

The Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. However, the Company does not match employee contributions.

Note 17 – Subsequent Events

In January 2021, the Company received additional gross proceeds of $2.7 million from the sale of 1.8 million shares of common stock in an ATM offering pursuant to the Sales Agreement, which was offset by offering related costs of $0.1 million.

In January 2021, the Company issued 284,100 shares of common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $114,000 related to these warrant exercises.