Form 10-Q
period 2021-03-31
Ampio Pharmaceuticals, Inc.
filed 2021-05-05
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AMPE	NYSE American

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

As of April 26, 2021, there were 195,689,128 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2021

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access sufficient funding through our “at-the-market” offering or through other equity or debt offerings;
●	our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel;
●	the progress and results of clinical trials for Ampion and additional costs or delays associated therewith;
●	our reliance on third parties to conduct our clinical trials resulting in costs or delays that prevent us from successfully commercializing Ampion;
●	competition for patients in conducting clinical trials delaying product development and straining our limited financial resources;
●	the risk and costs associated with our decision to suspend enrollment in the Phase III clinical trial for treatment of severe Osteoarthritis of the Knee due to considerations relating to the COVID-19 pandemic;
●	our ability to receive regulatory approval for and sell the products that we are developing for the treatment of COVID-19;
●	the significant competition in the search for a treatment for COVID-19;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;
●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;

●	expenses and costs we will incur to comply with FDA post-approval requirements if we, or our collaborators, obtain marketing approval for Ampion;
●	government restrictions on pricing reimbursement, as well as other healthcare payor cost-containment initiatives;
●	our ability to obtain approval to develop, manufacture and sell our products internationally;
●	our ability to realize the investment we made in our manufacturing facility if Ampion does not receive marketing approval;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or other strategic activities.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 3, 2021 (the “2020 Annual Report”), particularly in the “Risk Factors” sections of each report, that could cause actual results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$15,804,000	$17,346,000
Prepaid expenses and other	1,798,000	1,147,000
Total current assets	17,602,000	18,493,000

Fixed assets, net	3,348,000	3,561,000
Right-of-use asset	776,000	824,000
Total assets	$21,726,000	$22,878,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,351,000	$1,550,000
Lease liability-current portion	291,000	284,000
Total current liabilities	1,642,000	1,834,000

Lease liability-long-term	851,000	925,000
Warrant derivative liability	2,456,000	2,607,000
Total liabilities	4,949,000	5,366,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 195,689,128 as of March 31, 2021 and 193,378,996 as of December 31, 2020	19,000	19,000
Additional paid-in capital	220,952,000	218,020,000
Accumulated deficit	(204,194,000)	(200,527,000)
Total stockholders’ equity	16,777,000	17,512,000

Total liabilities and stockholders’ equity	$21,726,000	$22,878,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020

Operating expenses
Research and development	$2,296,000	$4,254,000
General and administrative	1,523,000	1,767,000
Total operating expenses	3,819,000	6,021,000

Other income
Interest income	1,000	11,000
Derivative gain	151,000	831,000
Total other income	152,000	842,000

Net loss	$(3,667,000)	$(5,179,000)

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding:
Basic	195,387,047	159,053,722
Diluted	200,752,267	160,557,777

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	158,644,757	$16,000	$191,060,000	$(184,633,000)	$6,443,000

Issuance of common stock for services	136,236	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,241,126	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,119	$16,000	$191,789,000	$(189,812,000)	$1,993,000

Balance at December 31, 2020	193,378,996	19,000	218,020,000	(200,527,000)	17,512,000

Issuance of common stock for services	54,052	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	166,000	—	166,000
Stock options exercised, net	129,500	—	33,000	—	33,000
Shares held back in settlement of tax obligation and exercise cost	(28,562)	—	(40,000)		(40,000)
Warrants exercised, net	306,705	—	114,000	—	114,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,848,437	—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(126,000)	—	(126,000)
Net loss	—	—	—	(3,667,000)	(3,667,000)

Balance at March 31, 2021	195,689,128	$19,000	$220,952,000	$(204,194,000)	$16,777,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(3,667,000)	$(5,179,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	166,000	213,000
Depreciation and amortization	294,000	295,000
Issuance of common stock for services	80,000	80,000
Derivative gain	(151,000)	(831,000)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other	(651,000)	698,000
(Decrease) increase in accounts payable and accrued expenses	(199,000)	189,000
Decrease in lease liability	(19,000)	(18,000)
Net cash used in operating activities	(4,147,000)	(4,553,000)

Cash flows used in investing activities
Purchase of fixed assets	(81,000)	—
Net cash used in investing activities	(81,000)	—

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	2,705,000	682,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(126,000)	(246,000)
Proceeds from warrant exercises	114,000	—
Other	(7,000)	—
Net cash provided by financing activities	2,686,000	436,000

Net change in cash and cash equivalents	(1,542,000)	(4,117,000)

Cash and cash equivalents at beginning of period	17,346,000	6,532,000
Cash and cash equivalents at end of period	$15,804,000	$2,415,000

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three months ended March 31, 2021 is unaudited. The balance sheet at December 31, 2020 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of the novel coronavirus (“COVID-19”). In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic. COVID-19 has, and continues, to adversely impact the United States and global economies. In April 2020, and pursuant to the U.S. Food and Drug Administration (“FDA”), independent Safety Monitoring Committee (“SMC”), and Institutional Review Board guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial (the “AP-013 study”) of Ampion for the treatment of Osteoarthritis of the Knee (“OAK”). In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study. In April 2021, the Company received a response to the proposal from the FDA, which provides guidance and flexibility on how to maintain the Special Protocol Assessment (“SPA”), while allowing the Company to evaluate and consider several paths for moving forward. The Company is evaluating the FDA’s response and will continue to maintain an ongoing active dialog with the FDA with respect to the AP-013 study to reach agreement on the path forward considering the ongoing pandemic. The AP-013 study data will continue to remain paused and blinded to ensure clinical trial integrity and compliance with the SPA issued by the FDA in June 2019 until agreement is reached with the FDA.

In addition, since June 2020, the Company has commenced several clinical trials to determine the safety and efficacy for new applications of Ampion (i.e., inhaled and intravenous) related to COVID-19 infection. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted and, in addition, the business operations of third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials could also be impacted. The full extent of the potential adverse impact on the Company’s business operations and related product development, including, but not limited to, clinical trials, financing activities and the overall impact on the United States and the global economy will depend on future developments, which cannot be predicted at this time due to the continued uncertainty of the COVID-19 pandemic.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three months ended March 31, 2021, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected liquidity and resulting going concern position and the projected useful lives and potential impairment of fixed assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the three months ended March 31, 2021.

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

Note 2 - Going Concern

As of and for the three months ended March 31, 2021, the Company had cash and cash equivalents of $15.8 million and a net loss of $3.7 million, respectively. The net loss is primarily attributable to operating expenses of $3.8 million, partially offset by the non-cash derivative gain of $151,000 (see Note 9). The Company used net cash in operations of $4.1 million for the three months ended March 31, 2021 and ended the quarter with an accumulated deficit and stockholders’ equity of $204.2 million and $16.8 million, respectively. In addition, as a clinical stage biopharmaceutical company, the Company has not generated any operating revenues or profits since the inception of operations. These existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion, may issue and sell from time to time shares of its authorized common stock. During the three months ended March 31, 2021, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $2.7 million, which was offset by offering related costs of $126,000 (see Note 10).

The Company has prepared an updated projection covering the period from May 1, 2021 through April 30, 2022 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting the existing and projected incremental clinical development programs. The Company continues to assess the impact of the COVID-19 pandemic and the impact that it may have on the Company’s current and projected future studies. The Company anticipates using the ATM equity offering program to raise additional funds in the near term, as needed, while also considering supplementing the funds raised with separate private or public equity offering(s). Based on the Company’s current cash position, projection of operating expenses, current and projected capacity under the ATM and/or other equity financing opportunities, the Company believes it will have sufficient liquidity to fund operations through the second quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, the Company’s management is unable to conclude that it is probable that future capital will be available to satisfy its ongoing liquidity needs as they arise and in a manner that will be timely and sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to evolve, its effect on the Company’s business operations and ability to raise capital through the ATM equity offering program, or otherwise, remains uncertain and subject to change. The Company expects to seek to raise additional capital investments in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development of Ampion, (ii) Biologics License Application (“BLA”) preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on stock price and existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot give any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its base level of operations and any incremental expenses related to the further development of Ampion for OAK, therapeutic treatment of COVID-19 and other indications as they arise.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Deposits	$1,311,000	$266,000
Unamortized commercial insurance premiums	295,000	627,000
Annual maintenance service contracts	77,000	—
Receivable	26,000	185,000
Other	89,000	69,000
Total prepaid expenses and other	$1,798,000	$1,147,000

Note 4 – Fixed Assets

Fixed assets are recorded based on acquisition cost and, once placed in service, are depreciated on the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets, net of accumulated depreciation and amortization, consist of the following:

	Estimated
	Useful Lives	March 31,	December 31,
	in Years	2021	2020

Leasehold improvements	10	$2,100,000	$2,250,000
Manufacturing facility/clean room	3 - 8	931,000	998,000
Lab equipment and office furniture	5 - 8	317,000	313,000
Fixed assets, net		$3,348,000	$3,561,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended March 31,
	2021	2020

Depreciation and amortization expense	$294,000	$295,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020

Accounts payable	$126,000	$186,000
Clinical trials	1,050,000	558,000
Professional fees	78,000	267,000
Other insurance premium	32,000	386,000
Other	65,000	153,000
Accounts payable and accrued expenses	$1,351,000	$1,550,000

Note 6 – Paycheck Protection Program

In April 2020, the Company received proceeds of $544,000 via a loan from KeyBank National Association (the “Lender”) that was issued under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief and Economic Security Act. The term of the PPP loan is two years with an annual interest rate of 1.0% and principal and interest payments will be deferred for the first six months of the loan term, which was subsequently updated in accordance with the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”).

In October 2020, the Company submitted its PPP loan forgiveness application, requesting forgiveness of the full principal amount of its PPP loan of $544,000, which the Company believes to consist of qualified expenses as defined by the Flexibility Act. The loan forgiveness application has been approved by the Lender and submitted to the SBA for final review. According to the Flexibility Act, the SBA will, subject to any SBA review of the loan or loan application, remit the appropriate forgiveness amount to the Lender, plus any interest accrued thereon through the date of payment, not later than 90 days after the Lender issues its decision to the SBA. As of the date of this filing, the Company has not been notified by the Lender of the SBA’s response to the PPP loan forgiveness application, but the Lender has confirmed that repayment of the loan will be deferred until the SBA provides a response. Based on the PPP loan forgiveness application calculation, and the Lender approving the loan forgiveness application, the Company continues to assert that it is probable the PPP loan qualifies for forgiveness in full by the SBA and such forgiveness will be provided by the SBA in due course. However, without formal approval from the SBA, the Company cannot provide certainty that it will obtain forgiveness in whole or in part.

The Company believes that it is not likely or probable, but pursuant to the Flexibility Act, the Company’s PPP loan agreement will be amended in the event that no amount or less than all of the PPP loan is forgiven. In addition, starting in September 2021, the Company will be required to make principal and interest payments totaling $23,000 per month or an adjusted amount based on the loan amendment over the remaining term of the PPP loan until such time as the loan is fully settled.

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total (1)	2021	2022	2023	2024	2025	Thereafter
Key clinical research trial obligations	$1,708,000	$1,708,000	$—	$—	$—	$—	$—
BLA consulting services	1,140,000	—	1,140,000	—	—	—	—
Statistical analysis and programming consulting services	326,000	326,000	—	—	—	—	—
Employment agreements	1,046,000	567,000	466,000	13,000	—	—	—
	$4,220,000	$2,601,000	$1,606,000	$13,000	$—	$—	$—

(1)	Not included in the commitments and contingencies table above are the monthly principal and interest payments of $23,000 that would be due beginning in September 2021 and continuing for a period of 24 months in the event the loan is not forgiven by the SBA (see Note 6).

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in connection with the AP-013 study database totaling $1.4 million. The contract required a retainer of $465,000, which the Company funded during the three months ended March 31, 2021. In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study, which was paused as a result of the COVID-19 pandemic. In April 2021, the Company received a response to the proposal from the FDA. The Company is evaluating the FDA’s response and will continue to maintain an ongoing active dialog with the FDA with respect to the AP-013 study to reach agreement on the path forward considering the ongoing pandemic. Until agreement with the FDA is reached, the AP-013 study data will continue to remain paused and blinded to ensure clinical trial integrity. Depending on the FDA’s response, the future contractual commitment amount and timing of disbursement may change. The Company had an outstanding future commitment of $347,000 (net of deposit) as of March 31, 2021.

Inhaled treatment for COVID-19 patients

AP-014 study and AP-018 study

In September 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering inhaled Ampion treatment for COVID-19 infected patients hospitalized for respiratory distress (the “AP-014 study”) totaling $836,000. The contract scope reflected an initial estimate of ten study sites. However, the Company was able to finalize enrollment of the AP-014 study with only three sites. Based on the reduction in study sites, the revised estimate for the AP-014 study was reduced to $530,000. In addition, the contract required an initial retainer of $232,000, which has been funded and will be applied to the study expenses as further defined by the contract. In March 2021, the Company entered into a new contract with a CRO in connection with a randomized, double-blinded, placebo-controlled Phase I study to evaluate the safety and efficacy of Ampion in patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (“the AP-018 study”). Due to the reduction of the AP-014 contractual amount, the Company requested, and the CRO approved, that $105,000 of the AP-014 retainer be transferred to the AP-018 study retainer (see additional information below). Due to the transfer of a portion of the retainer to the AP-018 study, the remaining retainer balance for the AP-014 study is $127,000. As of March 31, 2021, the Company had incurred cumulative costs totaling $496,000 against the contract for the AP-014 study and, as such, had an outstanding obligation of $0 (net of deposit).

As noted above, in March 2021, the Company entered into a contract with a CRO totaling $318,000 for the AP-018 study for at-home treatment with inhaled Ampion for patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19. The contract required an initial retainer of $105,000, which will be applied to future study expenses as further defined by the contract. The Company expects to commence enrollment of the AP-018 study during the second quarter of 2021 and, as such, had an outstanding future commitment of $213,000 (net of deposit) as of March 31, 2021.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO in connection with the FDA approved IND application covering IV Ampion treatment for COVID-19 patients for an expanded global Phase II study (the “AP-017 study”) totaling $1.8 million. The contract required an initial retainer of $495,000, which the Company funded during the three months ended March 31, 2021 and which will be applied to future study expenses as further defined by the contract. The Company expects to commence enrollment in the AP-017 study during the second quarter of 2021 and, as such, had an outstanding future commitment of $1.1 million (net of deposit) as of March 31, 2021.

BLA Consulting Services

In March 2018, the Company entered into a BLA consulting services agreement for $1.2 million. This contract required a deposit, of which $182,000 was funded and classified within the “prepaid expenses and other” line item on the balance sheet. In June 2020, the Company finalized contract negotiations to increase the contract by a nominal amount to incorporate the review of the IND applications for inhaled and IV Ampion treatment. In September 2020, the Company finalized an amendment to the existing contract, which resulted in a refund of the initial deposit and requires the Company to provide a future deposit totaling $364,000 at such time the work commences related to the preparation of the related BLA for Ampion. The Company has incurred cumulative costs totaling $82,000 against this contract and, as such, had outstanding future obligations totaling $1.1 million as of March 31, 2021, which will be settled at such time as future services are provided to the Company primarily related to the development and filing of the Ampion BLA. Due to the pause of the AP-013 study, as of the date of this filing, the Company estimates the incurrence of the remaining costs associated with the preparation of the BLA filing will be postponed until early 2022, if not later.

Statistical Analysis and Programming Consulting Services

In May 2019, Ampio entered into a statistical analysis and programming consulting services agreement for $578,000. As of March 31, 2021, the Company had incurred cumulative costs totaling $252,000 against the contract and, as such, had an outstanding obligation of $326,000, which is expected to be settled over the duration of 2021.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of March 31, 2021:

	Facility Lease Payments	Remainder of 2021	2022	2023	2024	2025	Thereafter

Remaining Facility Lease Payments	$1,259,000	$260,000	$355,000	$364,000	$280,000	$—	$—
Less: Discount Adjustment	(117,000)
Total lease liability	$1,142,000

Lease liability-current portion	$291,000

Long-term lease liability	$851,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of March 31, 2021:

ROU Asset

Balance as of December 31, 2020	$824,000
Amortization	(48,000)
Balance as of March 31, 2021	$776,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended March 31,
	2021	2020

Lease expense	$73,000	$67,000

Note 8 – Warrants

The Company has issued both equity (“placement agent”) and liability classified (“investor”) warrants in conjunction with previous equity raises. The Company had a total of 1.6 million equity-classified warrants and 2.2 million liability-classified warrants outstanding as of March 31, 2021.

The following table summarizes the Company’s warrant activity during the three months ended March 31, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2020	4,130,724	$0.66	2.05
Warrants exercised	(316,174)	$0.41	—
Outstanding as of March 31, 2021	3,814,550	$0.68	1.75

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Investor warrants at $0.76	2,026,915		1.17
Placement agent warrants at $0.76	431,685		1.17
Placement agent warrants at $0.94	150,000		0.42
Investor warrants at $0.40	153,400		2.37
Placement agent warrants at $0.50	1,052,550		3.22
Outstanding as of March 31, 2021	3,814,550	$0.68	1.75

During the three months ended March 31, 2021, the Company issued 284,000 shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $114,000 during the three months ended March 31, 2021 related to these investor warrant exercises. In addition, former placement agents elected to exercise 32,000 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price, and the Company issued 23,000 shares of common stock as a result. The Company did not receive any cash related to the exercise of placement agent warrants.

The total value for the warrant derivative liability as of March 31, 2021 is approximately $2.5 million (see Note 9).

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

Observable inputs reflect inputs that market participants would use in pricing the asset or liability based on market data obtained from sources not affiliated with the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$2,456,000	$2,456,000

December 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$2,607,000	$2,607,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2020	$2,607,000
Warrant exercises	(347,000)
Change in fair value	196,000
Balance as of March 31, 2021	$2,456,000

Note 10 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of March 31, 2021 and December 31, 2020.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

March 31, 2021

Authorized shares	300,000,000

Common stock outstanding	195,689,128
Options outstanding	6,001,151
Warrants outstanding	3,814,550
Reserved for issuance under 2019 Stock and Incentive Plan	7,918,755

Available shares	86,576,416

ATM Equity Offering Program

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

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three months ended March 31, 2021:

Sales Agreement

Total shares of common stock sold	1,848,437

Gross proceeds	$2,705,000
Commissions earned by placement agents	(109,000)
Issuance fees	(17,000)
Net proceeds	$2,579,000

Common Stock Issued for Services

The Company issued 54,052 and 136,236 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), each valued at $80,000, as partial compensation for the services of non-employee directors, during the three months ended March 31, 2021 and 2020, respectively.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of March 31, 2021:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during previous fiscal years	(2,067,471)
Options granted during fiscal 2021	(36,000)
Forfeited, expired and/or cancelled equity awards	22,226
Remaining shares available for future equity awards	7,918,755

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2020	6,099,651	$1.04	7.36	$—
Granted	36,000	$1.76
Exercised	(129,500)	$0.48
Forfeited, expired and/or cancelled	(5,000)	$1.75
Outstanding as of March 31, 2021	6,001,151	$1.06	7.14	$5,109,000
Exercisable as of March 31, 2021	5,692,151	$1.06	7.00	$4,906,000

Of the 129,500 stock options that were exercised, 8,000 were cash exercised, where the Company received proceeds to cover the option holder’s exercise price and tax obligations totaling $6,000. In addition, 60,000 stock options were exercised as cashless exercises, where the Company received proceeds to cover the option holders’ exercise price totaling $27,000. The remaining 61,500 stock options were net exercised, where the total number of shares of common stock issued was reduced to cover the option holders’ exercise price and tax obligations. The Company submitted the tax obligations totaling $40,000 on behalf of the option holders and did not receive any cash proceeds from the net stock option exercises. Shares of common stock that are held back upon exercise of a stock option to cover the option holder’s exercise price and tax obligations are added back to the shares of stock available for issuance under the 2019 Plan.

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	March 31, 2021

2010 Plan	3,938,180
2019 Plan	2,062,971
Outstanding as of March 31, 2021	6,001,151

Stock options outstanding as of March 31, 2021 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	602,000	$0.44	8.31
$0.51 - $1.00	4,346,007	$0.70	7.31
$1.01 - $1.50	194,000	$1.38	9.62
$1.51 and above	859,144	$3.22	4.88
Total	6,001,151	$1.06	7.14

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended March 31, 2021, using the following assumptions:

Expected volatility	127.17%
Risk free interest rate	0.78%
Expected term (years)	5.00

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense (stock options and common stock issued for services) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Research and development expenses
Stock-based compensation	$46,000	$59,000

General and administrative expenses
Issuance of common stock for services	80,000	80,000
Stock-based compensation	120,000	154,000

Total stock-based compensation	$246,000	$293,000

Unrecognized expense as of March 31, 2021	165,000

Weighted average remaining years to vest	1.29

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,667,000)	$(5,179,000)
Less: decrease in fair value of investor warrants	(151,000)	(831,000)
Loss available to common stockholders	$(3,818,000)	$(6,010,000)

Basic weighted-average common shares outstanding	195,387,047	159,053,722
Add: dilutive effect of equity instruments	5,365,220	1,504,055
Diluted weighted-average shares outstanding	200,752,267	160,557,777
Earnings per share – basic	$(0.02)	$(0.03)
Earnings per share – diluted	$(0.02)	$(0.04)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	1,510,485	5,948,013
Warrants to purchase shares of common stock	2,939,996	5,904,288
Total potentially dilutive shares of common stock	4,450,481	11,852,301

Note 13 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of March 31, 2021, the Company is not a party to any ongoing lawsuits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above, Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our 2020 Annual Report.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

The biopharmaceutical market, both domestic and globally, is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, including, but not limited to, OAK and the treatment of serious complications arising from the COVID-19 pandemic, including Post-Acute Sequelae of SARS-CoV-2 infection (“PASC”) commonly referred to as “Long-COVID”.

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

Ampion, our lead product candidate, is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe OAK, an IV treatment for COVID-19 patients, and an inhaled treatment for COVID-19 induced respiratory distress and Long-COVID. Pre-clinical and discovery work is also underway for additional applications and indications for Ampion.

In June 2019, we commenced the AP-013 study titled, “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”. In April 2020, due to the impact of COVID-19, we paused the ongoing conduct of the AP-013 study. During fiscal 2020, the FDA provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the pandemic. In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s recent guidance regarding the status of the AP-013 study. In April 2021, we received a response to our proposal from the FDA, which we are currently evaluating, and we will continue to maintain an ongoing active dialog with the FDA until a decision regarding the AP-013 study is finalized. During this period, the AP-013 study will continue to remain paused and blinded to ensure clinical trial integrity and compliance with the SPA. However, due to the significant uncertainty surrounding the continuation and overall impact of the pandemic, it is possible that the continuation of the pandemic may prevent completion of the AP-013 study at this time or at all. In addition, the current uncertainty resulting from the pandemic may result in a significant change to the future contractual commitment related to the AP-013 study.

In October 2020, we commenced the AP-014 study titled “A Randomized Controlled Trial to Evaluate the Safety and Efficacy of Nebulized Ampion In Adults with Respiratory Distress Secondary to COVID-19 Infection”. In March 2021, we finalized the enrollment of 40 patients, who were randomized 1:1, Ampion in addition to the Standard of Care (“SOC”) versus SOC alone. Patients were randomized to receive inhaled Ampion for five days. The study met its primary end-point and demonstrated the safety and tolerability of inhaled Ampion in COVID-19 patients.

In December 2020, we initiated the AP-017 expanded global study in the United States and Israel for IV Ampion therapy in patients with COVID-19. The preliminary results of the AP-014 study were shared with the FDA, at which point the FDA recommended study updates to protocol AP-017, which were implemented in the study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation”. We expect to commence enrollment of the AP-017 study during the second quarter of 2021.

In March 2021, we initiated the AP-018 study titled, “A Randomized, Double-Blinded, Placebo-Controlled Phase I Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (“Long-COVID”)”. An increasing number of people with COVID-19 are experiencing lingering effects of COVID-19 and continue to have prolonged respiratory complications months after the onset of the disease, also known as PASC, Long-COVID, and/or long-hauler symptoms. This study aims to evaluate the safety of Ampion and the clinical outcomes in patients with Long-COVID. We expect to commence enrollment of the AP-018 study during the second quarter of 2021.

In April 2021, we provided an update on the continued research and discovery for Ampion applications. Laboratory results suggest Ampion’s suitability for addressing kidney diseases and provides further evidence that it is a platform biologic for treatment of a wide variety of inflammatory and autoimmune diseases.

We believe the immunomodulatory action and anti-inflammatory effects of Ampion may provide a treatment for individuals with inflammatory conditions including, but not limited to, severe OAK and the widespread inflammation associated with COVID-19 infection.

Our therapeutic product pipeline is the result of more than two decades of research at leading hospital-based research centers. Significant discoveries in both scientific and clinical research have been published in peer-reviewed journals, highlighting the depth of research supporting Ampion’s therapeutic capabilities. Ampion is backed by an extensive and robust United States and global patent portfolio with intellectual property protection extending through 2035. In addition, Ampion is eligible for 12-year FDA market exclusivity upon approval as a novel biologic under the Biologics Price Competition and Innovation Act of 2009.

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

Ampion has been developed for use, and has been cleared by the FDA for investigation, by multiple routes of administration.

●	Intra-articular injection places Ampion right where it is needed to locally treat inflammation. The osteoarthritis trials are evaluating the safety and efficacy of intra-articular injection into the joint.
●	Inhalation provides direct application of Ampion to locally treat inflammation in the lungs. The COVID-19 clinical trial is evaluating the safety and efficacy of Ampion inhalation in the lungs of COVID-19 patients with respiratory illness.
●	Intravenous provides systemic application of Ampion to broadly treat inflammation throughout the body. The COVID-19 clinical trial is evaluating the safety and efficacy of Ampion IV treatment in COVID-19 patients with respiratory illness.

We believe that the Ampion mechanism of action provides a therapeutic effect by interrupting the dysregulated immune system responsible for the disease, damage, and pain attributed to many inflammatory and degenerative conditions. Ampion is considered a platform drug which is potentially useful for several inflammatory diseases throughout the body.

Ampion for Osteoarthritis

Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage from osteoarthritis. As described above, in vitro studies have shown that Ampion represses the transcription of inflammatory cytokines responsible for inflammation, while activating anti-inflammatory proteins responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK while providing a market expansion potential as a disease modifying biologic drug.

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

Study AP-003-A was a multicenter, randomized, double-blind Phase III trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life at 12 weeks compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported in either the Ampion or saline treated groups. There were no drug-related serious adverse events in either group.

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

In January 2020, the United States Department of Health and Human Services declared COVID-19 a public health emergency in the United States and the CDC indicated that older adults, age 65 years and older, are at higher risk for severe illness as a result of COVID-19. The AP-013 study focuses on individuals with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years. Therefore, guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, and updated on January 27, 2021, the FDA acknowledged the impact of COVID-19 on clinical trials in published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the FDA’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the SMC for the AP-013 study recognized the impact of COVID-19 on the clinical trial. In April 2020, we paused ongoing conduct of the AP-013 study. In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study. In April 2021, we received a response to our proposal from the FDA, which we are currently evaluating, and we will continue to maintain an ongoing active dialog with the FDA until a decision is finalized. During this period, the AP-013 study will continue to remain paused and blinded to ensure clinical trial integrity and compliance with the SPA. However, due to the significant uncertainty surrounding the continuation and overall impact from the pandemic, it is possible that the continuation of the pandemic may prevent completion of the AP-013 study at this time or at all. In addition, the current uncertainty resulting from the pandemic may result in a significant change to the future contractual commitment related to the AP-013 study.

Ampion for COVID-19

The COVID-19 pandemic has resulted in over 145 million cases and millions of deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID-19 virus moves into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen. Complications of severe COVID-19 infection include, but are not limited to, Acute Respiratory Distress Syndrome (“ARDS”), Acute Lung Injury (“ALI”), PASC, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (i.e., secondary bacterial infection). We believe that it is imperative that effective therapeutic treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from the need for oxygen to the progression to ARDS.

Nonclinical in vitro studies show Ampion decreases the production of inflammatory cytokines associated with the hyperactive inflammatory response present during COVID-19 infection. Elevated levels of inflammatory cytokines are correlated with COVID-19 severity and may also trigger additional complications including pneumonia, ALI and/or

ARDS, which is a leading cause of mortality in COVID-19. By targeting and reducing the production of these inflammatory cytokines, Ampion may improve the clinical outcome for patients with COVID-19.

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

Ampion Development for Treating COVID-19 Induced Inflammation

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders. Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes and slow the progression and severity associated critical COVID-19 inflammatory conditions (i.e., progression to respiratory failure, the need for assisted breathing and ultimately mortality).

In May 2020, we submitted an Investigational New Drug (“IND”) application for the IV treatment of adults with COVID-19 requiring supplemental oxygen. In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients who require supplemental oxygen, and we commenced the Phase I AP-016 study in July 2020. In September 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no remarkable difference in the incidence, frequency, and severity of adverse events between IV Ampion and SOC. These patients were followed for 90-days following treatment to complete their safety assessments and the SMC found the IV treatment of Ampion to be safe and well-tolerated. Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement as recommended by the WHO, and by the National Early Warning Score, as recommended by the National Institute for Health and Care Excellence in its guidelines for the management of COVID-19 patients in critical care. Following these results, in December 2020, the Company initiated an expanded global study, or the AP-017 study, in the United States and Israel for IV Ampion therapy in patients with COVID-19. The preliminary results of the AP-014 study were shared with the FDA, at which point the FDA recommended study updates to protocol AP-017, which were implemented in the study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation”. We expect to commence enrollment of the AP-017 study during the second quarter of 2021.

In August 2020, we submitted preclinical safety data to support the IND application for inhalation treatment of adults with respiratory distress due to COVID-19 infection. In September 2020, we received FDA agreement to proceed with human trials utilizing inhaled Ampion as a treatment for COVID-19 patients who have respiratory distress and, in October 2020, we commenced the AP-014 study. In March 2021, we announced that the Company will present scientific data that supports the safety and tolerability of inhaled Ampion therapy and enabled swift progression to human clinical trials at the upcoming 23rd International Congress of the International Society for Aerosols in Medicine (“ISAM”) in a poster titled, “Regulatory Decisions during COVID-19; Efficient Nonclinical Inhalation Toxicology for Clinical Program”. In addition, in April 2021, we announced the results from the AP-014 study. The AP-014 study not only met its primary endpoint, but the final data also showed an even greater improvement than the interim results reported, in the metric measuring all-cause mortality over patients treated using SOC. Specifically, mortality in the SOC group was 24% (interim analysis reported 21%), while in the group treated with Ampion, mortality was only 5% (interim analysis reported 8%).

Other key findings from the study continue to show a positive outcome for patients treated with Ampion including:

●	Patients who received Ampion required less hospitalization time. The average hospital length of stay was four days less for the Ampion group compared to the patients receiving SOC.

●	Patients treated with Ampion were either stable or showed improvement on a scale of clinical improvement compared to patients treated using SOC. By day five, 89% of patients who received Ampion were stable or had improvement compared to 77% of patients who received SOC. This trend in improvement with Ampion treatment is noted as early as day two and continues to day five.
●	Ampion treatment was safe and well-tolerated in all patients. There were no remarkable adverse events with Ampion treatment, and no drug-related serious adverse events were reported.

We continue to communicate on a regular basis with the FDA to advance the development of these programs. As an immunomodulatory agent, with anti-inflammatory effects, we believe Ampion may be effective in interrupting the inflammatory cascade associated with COVID-19 and improving the clinical course and outcome for patients.

Due to the global pandemic and the need for new treatments, regulatory authorities are applying emergency approval programs. These programs include the Emergency Use Authorization (“EUA”) program in the United States. We may seek an EUA from the FDA for the use of Ampion in respiratory distress due to COVID-19 infection. If we decide to apply for an EUA and it is granted, a separate regulatory process will be needed in order to obtain a full marketing authorization (i.e., non-emergency authorization) for the use of Ampion in COVID-19 patients.

Recent Financing Activities

Information regarding our recent financing activities is contained in Note 10 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $204.2 million as of March 31, 2021. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for the indications noted above. In addition, while working in parallel with the continued advancement of immunology-based therapies for Ampion, we continue to actively explore synergistic licensing and other partnering opportunities with both domestic and global-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

While we continue to maintain an ongoing dialog with the FDA to explore all viable options to complete the AP-013 study under an amended SPA agreement, as a result of the COVID-19 pandemic and the adverse impact on the study, it remains possible that the ongoing COVID-19 pandemic may prevent completion of the study over the near term or at all. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in a timely and effective manner. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support our business operations, which would adversely impact the value of our common stock.

As of March 31, 2021, we had $15.8 million of cash and cash equivalents. In April 2020, we received PPP loan proceeds of $544,000, and we are currently awaiting a response from the SBA on their decision regarding our PPP loan forgiveness application despite several attempts to contact the SBA for a status update. During the three months ended March 31, 2021, we sold approximately 1.8 million shares pursuant to the ATM equity offering program, which yielded gross proceeds of $2.7 million; offset by offering related costs of $0.1 million. We anticipate the continued use of the ATM equity offering program in a disciplined manner based on near-term liquidity needs and may seek to supplement the funds raised with separate private/public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the second quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets, our management is unable to conclude that it is probable that future capital will be available to satisfy our future liquidity needs in a manner that will be sufficient to fund operations. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to evolve, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, remains uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our shelf registration statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the shelf registration statement. We had $74.6 million remaining under the shelf registration statement as of March 31, 2021. However, we cannot be certain that we will be able to secure additional financing or that any funding, or securities offered pursuant to the shelf registration statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

March 31, 2021

Authorized shares	300,000,000

Common stock outstanding	195,689,128
Options outstanding	6,001,151
Warrants outstanding	3,814,550
Shares reserved for issuance under 2019 Stock and Incentive Plan	7,918,755
Available shares	86,576,416

Effective registration statement	$100,000,000
ATM activity	(25,406,000)
Remaining amount on registration statement	$74,594,000

Average stock price immediately preceding March 31, 2021:
30 day	$1.67
60 day	$1.81
90 day	$1.72

Even though the Company had approximately 86.6 million shares of common stock authorized and available for future issuance as of March 31, 2021, the Company’s ability to raise additional funds by issuing securities pursuant to its current shelf registration statement is limited by the $74.6 million remaining on such shelf registration statement. In addition, the Company, at its discretion, may file a new shelf registration statement to register any remaining shares of common stock that are authorized for issuance. Based on the table above, the average stock price could represent a range of the Company’s ability to draw down on the residual shelf capacity.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets and the ability for the Company to continue as a going concern. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2020 Annual Report. Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2020 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2021) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2021 Compared to March 31, 2020

We recognized a net loss for the three months ended March 31, 2021 (“2021 quarter”) of $3.7 million compared to a net loss of $5.2 million for the three months ended March 31, 2020 (“2020 quarter”). The net loss during the 2021 quarter was primarily attributable to operating expenses of $3.8 million. The net loss during the 2020 quarter was primarily attributable to operating expenses of $6.0 million, partially offset by the non-cash derivative gain of $0.8 million. The decrease in our stock price from $0.58 as of December 31, 2019 to $0.42 as of March 31, 2020 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2020 quarter. Operating expenses decreased $2.2 million from the 2020 quarter to the 2021 quarter primarily due to a $2.0 million decrease in research and development costs, as well as a $0.2 million decrease in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs (benefits) are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended March 31,
	2021	2020
Clinical trial and sponsored research expenses	$769,000	$3,011,000
Salaries and benefits	621,000	696,000
Operations / manufacturing	389,000	33,000
Depreciation	289,000	293,000
Laboratory	115,000	92,000
Stock-based compensation	46,000	59,000
Professional fees	35,000	25,000
Equipment rental and repair	33,000	22,000
Regulatory / FDA	(1,000)	23,000
Total research and development	$2,296,000	$4,254,000

2021 Quarter Compared to 2020 Quarter

Research and development costs decreased by approximately $2.0 million, or 46.0%, for the 2021 quarter compared to the 2020 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expense decreased $2.2 million, or 74.5%, primarily due to the AP-013 study being temporarily paused in April 2020 and continuing through the current period as a result of the pandemic. The pause of the AP-013 study resulted in a reduction of expenses totaling $2.4 million, or 80%, partially offset by $0.2 million of expenses associated with the AP-014 and the AP-017 studies, which were initiated subsequent to the 2020 quarter.

Operations / manufacturing

Operations / manufacturing expenses increased $356,000, or 1,078.8%, for the 2021 quarter compared with the 2020 quarter as a result of the production of Ampion clinical trial products to be utilized in the current and upcoming clinical trials.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Professional fees	$479,000	$739,000
Insurance	340,000	273,000
Salaries and benefits	237,000	237,000
Stock-based compensation	200,000	234,000
Facilities	128,000	127,000
Director fees	92,000	84,000
Other	37,000	26,000
Travel and meetings	5,000	44,000
Depreciation	5,000	3,000
Total general and administrative	$1,523,000	$1,767,000

2021 Quarter Compared to 2020 Quarter

General and administrative costs decreased $244,000, or 13.8%, for the 2021 quarter compared to the 2020 quarter. General and administrative costs with variances above $75,000 and 10% are explained below.

Professional fees

Professional fees decreased $260,000, or 35.2%, for the 2021 quarter compared to the 2020 quarter due primarily to a decrease in legal fees related to litigation. The decrease in litigation related expenses is directly attributable to both the securities class action and derivative cases that were dismissed during the third quarter of 2020.

Cash Flows

Cash flows for the respective periods are as follows:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(4,147,000)	$(4,553,000)
Net cash used in investing activities	(81,000)	—
Net cash provided by financing activities	2,686,000	436,000
Net change in cash and cash equivalents	$(1,542,000)	$(4,117,000)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021 our operating activities used approximately $4.1 million in cash and cash equivalents, which was more than our reported net loss of $3.7 million. The difference is primarily a result of an increase in working capital, excluding cash and cash equivalents, totaling $0.8 million and non-cash adjustment for the warrant derivative gain totaling $0.2 million; partially off-set by recurring non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.5 million.

During the three months ended March 31, 2020 our operating activities used approximately $4.5 million in cash and cash equivalents, which was less than our net loss of $5.2 million primarily as a result of a decrease in working capital totaling $0.9 million and recurring non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.6 million; partially offset by a non-cash adjustment for the warrant derivative gain totaling $0.8 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, $81,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

During the three months ended March 31, 2020, $0 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, we received gross proceeds of $2.7 million from the sale of approximately 1.8 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $126,000. In addition, we also received proceeds of $114,000 from investor warrant exercises representing 284,000 shares of common stock.

During the three months ended March 31, 2020, we received gross proceeds of $0.7 million from the sale of approximately 1.2 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $0.2 million.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue or profits. Over this period, we have continued to be focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions; all of which has required raising a substantial amount of capital. As of March 31, 2021, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations over the next twelve months. Specifically, we had $15.8 million of cash and cash equivalents as of March 31, 2021.

We currently anticipate using the ATM equity offering program to raise additional funds in the near term, as needed, and may seek to supplement the funds raised with separate private or public equity offering(s). Based on our current cash position, projection of operating expenses and expected access to the ATM and/or other equity financing programs, we believe we will have sufficient liquidity to fund operations through the second quarter of 2022. Our projection is based on many assumptions that may prove to be incorrect. For example, despite the historically successful use of the ATM equity offering program, due to the inherent uncertainties associated with raising capital in the public markets and the fact that the ATM equity offering program is not deemed a fixed and determinable committed source of liquidity, our management is unable to conclude that it is probable that future capital will be available to satisfy our ongoing liquidity needs as they arise and in a manner that will be timely and sufficient to fund operations. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. In addition, as the global COVID-19 pandemic continues to evolve, its effect on our business operations and ability to raise capital through the ATM equity offering, or otherwise, remains uncertain and subject to change. We anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development of Ampion, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit report on our financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through April 30, 2022. Our projection reflects cash requirements for fixed, recurring base business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting our current and projected clinical development programs. We continue to closely monitor and assess the impact of the COVID-19 pandemic and, as such, we are not currently in a position to project the required liquidity needs for completion of ongoing clinical studies.

In May 2020, the shelf registration statement was declared effective by the SEC and, as of March 31, 2021, we had approximately $74.6 million available for issuance under the shelf registration statement with approximately 86.6 million authorized shares of common stock remaining available for issuance.

In the event that we are unable to obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed necessary, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or our future commercialization efforts and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results. During the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended March 31, 2021, we issued 23,000 shares of common stock to former placement agents as a result of net exercises of placement agent warrants, with exercise prices ranging from $0.50 to $0.76 per share of common stock, where the total number of shares of common stock issued was reduced to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

The issuance of the above securities was exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The Board of Directors of the Company has set the date of the 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”) for August 14, 2021 at 10:00 a.m. Mountain Time to be held entirely virtually by means of remote communication. The deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2021 Annual Meeting are set forth below.

Any stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Rule 14a-8”), for inclusion in the Company’s proxy materials for the 2021 Annual Meeting must be received by our Secretary at our principal executive offices no later than the close of business on May 16, 2021, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Such proposals also need to comply with the SEC stockholder proposal rules.

In addition, any stockholder seeking to nominate a director or to bring other business before the 2021 Annual Meeting outside of Rule14a-8 under the advance notice provisions included in the Company’s Amended and Restated Bylaws (the “Bylaws”) must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by the Company’s Secretary at our principal executive offices no later than the close of business on May 16, 2021. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law.

For purposes of stockholder proposals, the “close of business” shall mean 6:00 p.m. local time at the principal executive offices of the Corporation on any calendar day, whether or not the day is a business day.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 from Registrant’s Form 8-K filed on March 30, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 from Registrant’s Form 8-K filed on March 30, 2010).
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 30, 2010).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from Registrant’s Form 8-K filed on December 18, 2019).
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-Q filed on November 14, 2018).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

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
Date: May 5, 2021

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
Date: May 5, 2021