Form 10-Q
period 2021-06-30
Ampio Pharmaceuticals, Inc.
filed 2021-08-04
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	AMPE	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 30, 2021, there were 200,457,957 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2021

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access sufficient funding through our “at-the-market” equity offering or through other equity or debt offerings;
●	our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel;
●	the progress and results of clinical trials for Ampion and additional costs or delays associated therewith;
●	the significant competition in the search for a treatment for COVID-19;
●	our ability to enroll hospitalized patients in our Phase I and II trials of Ampion for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies;
●	our ability to receive regulatory approval for and sell the products that we are developing for the treatment of COVID-19;
●	our reliance on third parties to conduct our clinical trials resulting in costs or delays that prevent us from successfully commercializing Ampion;
●	competition for patients in conducting clinical trials, delaying product development and straining our limited financial resources;
●	the risk and costs associated with our decision to suspend enrollment in the Phase III clinical trial for treatment of severe Osteoarthritis of the Knee due to considerations relating to the COVID-19 pandemic;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;

●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;
●	the possibility that, even if Ampion is approved for commercialization, the FDA may impose limitations on its use or reduce the approved indications on the product label;
●	expenses and costs we will incur to comply with FDA post-approval requirements if we, or our collaborators, obtain marketing approval for Ampion;
●	government restrictions on pricing reimbursement, as well as other healthcare payor cost-containment initiatives;
●	our ability to obtain approval to develop, manufacture and sell our products internationally;
●	our ability to realize the investment we made in our manufacturing facility if Ampion does not receive marketing approval;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or other strategic activities.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$20,549,000	$17,346,000
Prepaid expenses and other	2,358,000	1,147,000
Total current assets	22,907,000	18,493,000

Fixed assets, net	3,074,000	3,561,000
Right-of-use asset	728,000	824,000
Total assets	$26,709,000	$22,878,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,937,000	$1,550,000
Lease liability-current portion	298,000	284,000
Total current liabilities	3,235,000	1,834,000

Lease liability-long-term	773,000	925,000
Warrant derivative liability	2,340,000	2,607,000
Total liabilities	6,348,000	5,366,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 200,070,419 as of June 30, 2021 and 193,378,996 as of December 31, 2020	20,000	19,000
Additional paid-in capital	228,091,000	218,020,000
Accumulated deficit	(207,750,000)	(200,527,000)
Total stockholders’ equity	20,361,000	17,512,000

Total liabilities and stockholders’ equity	$26,709,000	$22,878,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses
Research and development	$2,273,000	$1,118,000	$4,568,000	$5,373,000
General and administrative	1,400,000	1,482,000	2,923,000	3,249,000
Total operating expenses	3,673,000	2,600,000	7,491,000	8,622,000

Other income (expense)
Interest income	1,000	—	2,000	12,000
Paycheck Protection Program loan forgiveness	—	544,000	—	544,000
Derivative gain (loss)	116,000	(675,000)	267,000	156,000
Total other income (expense)	117,000	(131,000)	269,000	712,000

Net loss	$(3,556,000)	$(2,731,000)	$(7,222,000)	$(7,910,000)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding:
Basic	196,179,371	166,392,893	195,785,398	162,723,309
Diluted	201,448,038	166,392,893	200,985,349	163,906,257

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	158,644,757	$16,000	$191,060,000	$(184,633,000)	$6,443,000

Issuance of common stock for services	136,236	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,241,126	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,119	$16,000	$191,789,000	$(189,812,000)	$1,993,000

Stock-based compensation, net of forfeitures	—	—	64,000	—	64,000
Stock options exercised, net	1,314	—	—	—	—
Warrants exercised	250,000	—	100,000	—	100,000
Issuance of common stock in connection with the "at-the-market" equity offering program	13,068,517	1,000	7,230,000	—	7,231,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(314,000)	—	(314,000)
Net loss	—	—	—	(2,731,000)	(2,731,000)

Balance at June 30, 2020	173,341,950	$17,000	$198,869,000	$(192,543,000)	$6,343,000

Balance at December 31, 2020	193,378,996	19,000	218,020,000	(200,527,000)	17,512,000

Issuance of common stock for services	54,052	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	166,000	—	166,000
Stock options exercised, net	129,500	—	33,000	—	33,000
Shares held back in settlement of tax obligation and exercise cost	(28,562)	—	(40,000)	—	(40,000)
Warrants exercised, net	306,705	—	114,000	—	114,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,848,437	—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(126,000)	—	(126,000)
Net loss	—	—	—	(3,667,000)	(3,667,000)

Balance at March 31, 2021	195,689,128	$19,000	$220,952,000	$(204,194,000)	$16,777,000

Stock-based compensation, net of forfeitures	—	—	67,000	—	67,000
Stock options exercised, net	314,162	—	127,000	—	127,000
Shares held back in settlement of tax obligation and exercise cost	(28,802)	—	—	—	—
Warrants exercised, net	29,158	—	—	—	—
Issuance of common stock in connection with the "at-the-market" equity offering program	4,066,773	1,000	7,266,000	—	7,267,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(321,000)	—	(321,000)
Net loss	—	—	—	(3,556,000)	(3,556,000)

Balance at June 30, 2021	200,070,419	$20,000	$228,091,000	$(207,750,000)	$20,361,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows used in operating activities
Net loss	$(7,222,000)	$(7,910,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	233,000	277,000
Depreciation and amortization	568,000	591,000
Paycheck Protection Program loan forgiveness	—	(544,000)
Issuance of common stock for services	80,000	80,000
Derivative gain	(267,000)	(156,000)
Changes in operating assets and liabilities
Increase in prepaid expenses and other	(1,211,000)	(229,000)
Increase (decrease) in accounts payable and accrued expenses	1,386,000	(1,758,000)
Decrease in lease liability	(42,000)	(38,000)
Proceeds received under the Paycheck Protection Program	—	544,000
Net cash used in operating activities	(6,475,000)	(9,143,000)

Cash flows used in investing activities
Purchase of fixed assets	(81,000)	—
Net cash used in investing activities	(81,000)	—

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	9,972,000	7,913,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(447,000)	(560,000)
Proceeds from warrant and stock option exercises, net	234,000	100,000
Net cash provided by financing activities	9,759,000	7,453,000

Net change in cash and cash equivalents	3,203,000	(1,690,000)

Cash and cash equivalents at beginning of period	17,346,000	6,532,000
Cash and cash equivalents at end of period	$20,549,000	$4,842,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,016,000	$1,347,000

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions of the SEC on Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of the Company for the periods presented.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and six months ended June 30, 2021 is unaudited. The balance sheet at December 31, 2020 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In January 2020, the Secretary of Health and Human Services (“HHS”) declared a public health emergency and the World Health Organization (“WHO”) announced a global health emergency because of the novel Coronavirus Disease 2019 (“COVID-19”). In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic. Since the declaration of the outbreak, COVID-19 has adversely impacted and continues to adversely impact the United States and global economies. In April 2020, and pursuant to the U.S. Food and Drug Administration (“FDA”), independent Safety Monitoring Committee (“SMC”), and Institutional Review Board guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial (the “AP-013 study”) of Ampion for the treatment of Osteoarthritis of the Knee (“OAK”). In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study. In April 2021, the Company received a response to the proposal from the FDA, which provides guidance and flexibility on how to maintain the Special Protocol Assessment (“SPA”), while allowing the Company to evaluate and consider several paths for moving forward. In May 2021, the FDA issued updated statistical guidance for the industry. At this time, the Company is evaluating its options to analyze the clinical trial data from the AP-013 study.

In addition, since June 2020, the Company has commenced several clinical trials to determine the safety and efficacy for new applications of Ampion (i.e., inhaled and intravenous) related to COVID-19 infection. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted and, in addition, the business operations of third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials could also be impacted. The full extent of the potential adverse impact on the Company’s business operations and related current and future product development, including, but not limited to, clinical trials, financing activities and the overall impact on the United States and the global economy will depend on future developments related to the pandemic, which cannot be predicted at this time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three and six months ended June 30, 2021, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected liquidity and resulting going concern position, clinical trial accrual and the projected useful lives and potential impairment of fixed assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the six months ended June 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s financial statements.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As of and for the six months ended June 30, 2021, the Company had cash and cash equivalents of $20.5 million and a net loss of $7.2 million, respectively. The net loss is primarily attributable to operating expenses of $7.5 million, partially offset by the non-cash derivative gain of $0.3 million (see Note 9). The Company used $6.5 million to fund its business operations for the six-month period ended June 30, 2021 and ended the period with an accumulated deficit and stockholders’ equity of $207.8 million and $20.4 million, respectively. As a clinical stage biopharmaceutical company, the Company has not generated any operating revenues or profits since the inception of business operations. In addition, the Company is subject to all of the risks and uncertainties typically associated with biopharmaceutical companies that devote substantially all of their efforts and resources to research and development, as well as clinical trials, and do not yet have commercialized products. These existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, from time to time and at its sole discretion, may issue and sell shares of its authorized common stock. During the six months ended June 30, 2021, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of approximately $10.0 million, which was offset by offering related costs of $0.4 million (see Note 10).

The Company has prepared an updated projection covering the period from July 1, 2021 through August 31, 2022 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting the existing and projected clinical development programs. The Company continues to assess the impact of the COVID-19 pandemic and the impact that it may have on the Company’s current and projected future studies. The Company anticipates using the ATM equity offering program to raise additional funds in the near term, as needed, while also considering supplementing the funds raised with separate private or public equity offering(s). Based on the Company’s current cash position, projection of operating expenses, current and projected capacity under the ATM and/or other equity financing opportunities, the Company believes it will have sufficient liquidity to fund operations through the fourth quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. Despite the prior access and use of the ATM equity offering program in a manner to provide sufficient ongoing liquidity to the Company, the ATM is not considered to represent a source of committed capital. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, given the ongoing continued uncertainty of the COVID-19 pandemic, its effect on the Company’s business operations and ability to raise capital remains uncertain and subject to change. While the Company believes that the studies currently being conducted will be successful, the Company expects to raise additional capital in both the near and long-term to enable it to support its business operations, including specifically (i) clinical development of Ampion, (ii) Biologics License Application (“BLA”) preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on stock price and existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot currently provide any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its base level of operations and any incremental expenses related to the further development of Ampion for OAK, therapeutic treatment of COVID-19 and other indications as they arise.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020

Deposits	$1,236,000	$266,000
Unamortized commercial insurance premiums	981,000	627,000
Annual maintenance service contracts	63,000	—
Receivable	30,000	185,000
Other	48,000	69,000
Total prepaid expenses and other	$2,358,000	$1,147,000

Note 4 – Fixed Assets

Fixed assets are recorded based on acquisition cost and, once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets, net of accumulated depreciation and amortization, consist of the following:

	Estimated
	Useful Lives	June 30,	December 31,
	(in Years)	2021	2020

Leasehold improvements	10	$1,950,000	$2,250,000
Manufacturing facility/clean room	3 - 8	834,000	998,000
Lab equipment and office furniture	5 - 8	290,000	313,000
Fixed assets, net		$3,074,000	$3,561,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Depreciation and amortization expense	$274,000	$296,000	$568,000	$591,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020

Accounts payable	$170,000	$186,000
Clinical trials	1,525,000	558,000
Commercial insurance premium financing	808,000	386,000
Professional fees	380,000	267,000
Other	54,000	153,000
Accounts payable and accrued expenses	$2,937,000	$1,550,000

Note 6 – Paycheck Protection Program

In April 2020, the Company received proceeds of $544,000 via a loan from KeyBank National Association (the “Lender”) that was issued under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief and Economic Security Act. The term of the PPP loan is two years with an annual interest rate of 1.0% and principal and interest payments will be deferred for the first six months of the loan term, which was subsequently updated in accordance with the Paycheck Protection Program Flexibility Act of 2020.

In October 2020, the Company submitted its PPP loan forgiveness application, requesting forgiveness of the full principal amount of its PPP loan. In May 2021, the Company received notification from the Lender that the Small Business Administration (the “SBA”) had authorized full forgiveness of the PPP loan. In July 2021, the Company received notification from the Lender that the SBA submitted, and the Lender has received, proceeds representing the full pay-off of the loan balance. As such, the Company’s loan balance is considered to be paid off in full.

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2021	2022	2023	2024	2025	Thereafter
Key clinical research trial obligations	$3,896,000	$2,768,000	$1,128,000	$—	$—	$—	$—
Employment agreements	830,000	351,000	466,000	13,000	—	—	—
Commercial insurance premium financing agreement	808,000	539,000	269,000	—	—	—	—
Statistical analysis and programming consulting services	326,000	163,000	163,000	—	—	—	—
	$5,860,000	$3,821,000	$2,026,000	$13,000	$—	$—	$—

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in reference to the AP-013 study database totaling $1.4 million. The contractual provisions required a retainer of $315,000, which will be applied to future study expenses as further defined by the contract. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. In March 2021, the Company submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study, which was paused as a result of the COVID-19 pandemic. In April 2021, the Company received a response to the proposal from the FDA. In May 2021, the FDA issued updated statistical guidance for the industry. At this time, the Company is evaluating its options to analyze the clinical trial data from the AP-013 study. The Company had an outstanding future contractual commitment of $382,000 (net of deposit) as of June 30, 2021.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase I study for at-home treatment utilizing inhaled Ampion to treat patients with Post-Acute Sequelae of SARS-CoV-2 infection (“PASC”) commonly referred to as “Long-COVID”, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). The contractual provisions required an initial retainer of $105,000, which will be applied to future study expenses as further defined by the contract. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $130,000 (net of deposit) as of June 30, 2021.

In June 2021, the Company entered into a contract with a CRO totaling $2.5 million in reference to a multicenter Phase II clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual provisions required an initial retainer of $300,000, which will be applied to future study expenses as further defined by the contract. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $2.2 million (net of deposit) as of June 30, 2021.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase II clinical trial utilizing IV Ampion in the treatment of patients suffering from complications arising from COVID-

19 (the AP-017 study”). The contractual provisions required a retainer of $345,000, which will be applied to future study expenses as further defined by the contract. The contract currently accounts for 120 patients; however, based on the revised protocol, the number of patients has increased to 200. The Company is in ongoing discussions with the CRO to amend the contractual amount to account for the additional patients expected to be enrolled. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $1.2 million (net of deposit) as of June 30, 2021.

Employment Agreements

On December 14, 2019, the Company entered into a three-year employment agreement with Mr. Macaluso, Chief Executive Officer, which became effective January 10, 2020, immediately following the expiration of his prior employment agreement. The employment agreement provides for an annual salary of $300,000 and term ending January 10, 2023, subject to certain automatic renewal provisions.

On September 16, 2019, the Company entered into a two-year employment agreement with Ms. Cherevka, Chief Operating Officer, which by its terms cancelled the previous employment agreement on such date. The employment agreement provides for an annual salary of $280,000 and a term ending September 16, 2021, subject to certain automatic renewal provisions.

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

Commercial Insurance Premium Financing Agreement

In June 2021, the Company entered into an insurance premium financing agreement for $0.9 million, with a term of nine months and an annual interest rate of 3.57%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $82,000 per month over the remaining term of the agreement. The outstanding obligation as of June 30, 2021 was $734,000, which will be paid in full by March 2022. In addition, as of June 30, 2021, the Company had a remaining balance of $74,000 related to annual insurance premiums payable to the Company’s insurance broker, which will be paid in full by March 2022.

Statistical Analysis and Programming Consulting Services

In May 2019, the Company entered into a statistical analysis and programming consulting services agreement for $578,000. As of June 30, 2021, the Company had incurred cumulative costs totaling $252,000 against the contract and, as such, had an outstanding obligation of $326,000, which is expected to be settled by fiscal 2022.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate of 5.75% based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified both as current in part and long-term in part on the balance sheet based on the projected settlement of the liability.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of June 30, 2021:

	Facility Lease Payments	Remainder of 2021	2022	2023	2024	2025	Thereafter

Remaining Facility Lease Payments	$1,173,000	$174,000	$355,000	$364,000	$280,000	$—	$—
Less: Discount Adjustment	(102,000)
Total lease liability	$1,071,000

Lease liability-current portion	$298,000

Long-term lease liability	$773,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of June 30, 2021:

ROU Asset

Balance as of December 31, 2020	$824,000
Amortization	(96,000)
Balance as of June 30, 2021	$728,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Lease expense	$67,000	$66,000	$140,000	$132,000

Note 8 – Warrants

The Company has issued both equity (“placement agent”) and liability (“investor”) classified warrants in conjunction with previous equity raises. The Company had a total of 1.6 million equity-classified warrants and 2.2 million liability-classified warrants outstanding as of June 30, 2021.

The following table summarizes the Company’s warrant activity during the six months ended June 30, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2020	4,130,724	$0.66	2.05
Warrants exercised	(357,126)	$0.42	—
Outstanding as of June 30, 2021	3,773,598	$0.68	1.49

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Investor warrants at $0.76	2,026,915		0.92
Placement agent warrants at $0.76	422,233		0.92
Placement agent warrants at $0.94	150,000		0.16
Investor warrants at $0.40	153,400		2.12
Placement agent warrants at $0.50	1,021,050		2.97
Outstanding as of June 30, 2021	3,773,598	$0.68	1.49

During the six months ended June 30, 2021, the Company issued 284,100 shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $114,000 during the period related to these investor warrant exercises. In addition, former placement agents elected to exercise 73,026 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price and, as such, the Company issued 51,763 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants.

The total value for the warrant derivative liability as of June 30, 2021 is approximately $2.3 million (see Note 9).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2021
Liabilities:
Warrant derivative liability	$—	$—	$2,340,000	$2,340,000

December 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$2,607,000	$2,607,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2020	$2,607,000
Warrant exercises	(347,000)
Change in fair value	80,000
Balance as of June 30, 2021	$2,340,000

Note 10 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of June 30, 2021 and December 31, 2020.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

June 30, 2021

Authorized shares	300,000,000

Common stock outstanding	200,070,419
Options outstanding	5,686,989
Warrants outstanding	3,773,598
Reserved for issuance under 2019 Stock and Incentive Plan	7,918,755

Available shares	82,550,239

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

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three months ended March 31, 2021 and June 30, 2021:

	Three months ended March 31, 2021	Three months ended June 30, 2021	Total

Total shares of common stock sold	1,848,437	4,066,773	5,915,210

Gross proceeds	$2,705,000	$7,267,000	$9,972,000
Commissions earned by placement agents	(109,000)	(291,000)	(400,000)
Issuance fees	(17,000)	(30,000)	(47,000)
Net proceeds	$2,579,000	$6,946,000	$9,525,000

Common Stock Issued for Services

The Company issued 54,052 and 136,236 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), each valued at $80,000, as partial compensation for the services of non-employee directors, during the six months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of June 30, 2021:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during previous fiscal years	(2,067,471)
Options granted during fiscal 2021	(36,000)
Forfeited, expired and/or cancelled equity awards	22,226
Remaining shares available for future equity awards	7,918,755

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2020	6,099,651	$1.04	7.36	$—
Granted	36,000	$1.76
Exercised	(443,662)	$0.55
Forfeited, expired and/or cancelled	(5,000)	$1.75
Outstanding as of June 30, 2021	5,686,989	$1.08	6.92	$4,661,000
Exercisable as of June 30, 2021	5,413,989	$1.09	6.80	$4,471,000

Of the 443,662 stock options that were exercised during the six months ended June 30, 2021, 8,000 stock options were cash exercised whereby the Company received proceeds to cover the option holder’s exercise price and tax obligations totaling $6,000. In addition, 302,734 stock options were exercised as cashless exercises whereby the Company received proceeds to cover the option holders’ exercise price totaling $154,000. The remaining 132,928 stock options were net exercised whereby the total number of shares of common stock issued was reduced to cover the option holders’ exercise price and tax obligations. The Company submitted the tax obligations totaling $40,000 on behalf of the option holders. The shares of common stock that are held back upon a net exercise of a stock option to settle the option holder’s obligation associated with the exercise price and tax obligations are added back to the reserve for shares available for future equity awards under the 2019 Plan.

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	June 30, 2021
2010 Plan	3,640,018
2019 Plan	2,046,971
Outstanding as of June 30, 2021	5,686,989

Stock options outstanding as of June 30, 2021 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	494,500	$0.44	8.17
$0.51 - $1.00	4,152,345	$0.71	7.14
$1.01 - $1.50	187,000	$1.39	9.38
$1.51 and above	853,144	$3.23	4.59
Total	5,686,989	$1.08	6.92

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended June 30, 2021, using the following assumptions:

Expected volatility	127.17%
Risk free interest rate	0.78%
Expected term (years)	5.00

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense (stock options and common stock issued for services) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses
Stock-based compensation	$—	$11,000	$46,000	$71,000

General and administrative expenses
Issuance of common stock for services	—	—	80,000	80,000
Stock-based compensation	67,000	53,000	187,000	206,000

Total stock-based compensation	$67,000	$64,000	$313,000	$357,000

Unrecognized expense as of June 30, 2021	$98,000

Weighted average remaining years to vest	1.12

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,556,000)	$(2,731,000)	$(7,222,000)	$(7,910,000)
Less: decrease in fair value of investor warrants	(116,000)	—	(267,000)	(156,000)
Loss available to common stockholders	$(3,672,000)	$(2,731,000)	$(7,489,000)	$(8,066,000)

Basic weighted-average common shares outstanding	196,179,371	166,392,893	195,785,398	162,723,309
Add: dilutive effect of equity instruments	5,268,667	—	5,199,951	1,182,948
Diluted weighted-average shares outstanding	201,448,038	166,392,893	200,985,349	163,906,257
Earnings per share – basic	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Earnings per share – diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	1,437,657	6,866,524	1,466,319	5,917,367
Warrants to purchase shares of common stock	2,754,263	5,374,832	2,794,317	5,141,041
Total potentially dilutive shares of common stock	4,191,920	12,241,356	4,260,636	11,058,408

Note 13 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of June 30, 2021, the Company is not a party to any ongoing lawsuits.

Note 14 – Subsequent Events

In July 2021, the Company received additional gross proceeds of $0.5 million from the sale of 330,875 shares of common stock in an ATM offering pursuant to the Sales Agreement, which was offset by offering related costs of $22,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above, Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our 2020 Annual Report and other reports that we have filed with the SEC.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

The biopharmaceutical market, both domestic and globally, is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, including, but not limited to, OAK and the treatment of serious complications arising from the COVID-19 pandemic, including Long-COVID.

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

Ampion, our lead product candidate, is in the process of advancing through clinical trials in the United States. Ampion is currently in development as an intra-articular injection treatment for severe OAK, an IV treatment for COVID-19 patients, and an inhaled treatment for COVID-19 and Long-COVID. Pre-clinical and discovery work is also underway for additional applications and indications for Ampion.

In June 2019, we commenced the AP-013 study titled “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”. In April 2020, due to the impact of COVID-19, we paused the ongoing conduct of the AP-013 study. During fiscal 2020 and fiscal 2021, the FDA provided guidance specifically designed to assist the pharmaceutical industry with viable options for evaluating data from clinical trials which were impacted by the pandemic. In March 2021, we submitted a detailed proposal to the FDA in response to the FDA’s recent guidance regarding the status of the AP-013 study. In May 2021, the FDA issued updated statistical guidance for the industry. At this time, we are evaluating our options to analyze the clinical trial data from the AP-013 study. However, due to the significant uncertainty surrounding the continuation and overall impact of the pandemic, it is possible that the continuation of the pandemic may prevent completion of the AP-013 study at this time or at all. In addition, the current uncertainty resulting from the pandemic may result in a significant change to the future contractual commitment related to the AP-013 study.

In October 2020, we commenced a study (the “AP-014 study”) titled “A Randomized Controlled Trial to Evaluate the Safety and Efficacy of Nebulized Ampion In Adults with Respiratory Distress Secondary to COVID-19 Infection”. In March 2021, we finalized the enrollment of 40 patients, who were randomized 1:1, Ampion in addition to the Standard of Care (“SOC”) versus SOC alone. Patients were randomized to receive inhaled Ampion for five days. The study met its primary end-point and demonstrated the safety and tolerability of inhaled Ampion in COVID-19 patients. Additionally, a reduction in mortality was observed by nearly 80% of patients with Ampion treatment compared to SOC alone. It was also noted that Ampion treated patients required less hospital time and were stable or showed improvement on a scale of clinical improvement compared to patients treated with SOC alone. This data was presented to the FDA for guidance as a potential Emergency Use Authorization (“EUA”) therapy. The FDA provided guidance and recommended the Company proceed to a Phase II study in COVID-19 patients.

In December 2020, we initiated the multicentered AP-017 study in the United States and Israel for IV Ampion therapy in patients with COVID-19. The preliminary results of the AP-014 study were shared with the FDA, at which point the FDA recommended updates to the protocol for the AP-017 study, which were implemented in the study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation”. In June 2021, due to the ongoing turmoil in the region, we decided to pause the AP-017 study in Israel. However, we plan to continue conducting the AP-017 study in the United States.

In March 2021, we initiated the AP-018 study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase I Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID)”. An increasing number of people with COVID-19 are experiencing lingering effects of COVID-19 and continue to have prolonged respiratory complications months after the onset of the disease, also known as PASC, Long-COVID, and/or long-hauler syndrome. This study aims to evaluate the safety of Ampion and the clinical outcomes in patients with Long-COVID.

In April 2021, we initiated the multicentered AP-019 study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Inhaled Ampion in Adults with Respiratory Distress Due to COVID-19”, following the strong top-line results achieved from the AP-014 study. In June 2021, we announced randomization and dosing of patients in the AP-019 study in the United States. In June 2021, we also received approval to expand enrollment of the AP-019 study to India.

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

Our therapeutic product pipeline is the result of more than two decades of research at leading hospital-based research centers. Significant discoveries in both scientific and clinical research have been published in peer-reviewed journals, highlighting the depth of research supporting Ampion’s therapeutic capabilities. Ampion is backed by an extensive and robust United States and global patent portfolio with intellectual property protection extending through 2037. In addition, Ampion is eligible for 12-year FDA market exclusivity upon approval as a novel biologic under the Biologics Price Competition and Innovation Act of 2009.

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

Ampion has been developed for use, and has been cleared by the FDA for investigation, by multiple routes of administration.

●	Intra-articular injection places Ampion right where it is needed to locally treat inflammation. The osteoarthritis trials are evaluating the safety and efficacy of intra-articular injection into the joint.
●	Inhalation provides direct application of Ampion to locally treat inflammation in the lungs. Certain COVID-19 clinical trials are evaluating the safety and efficacy of Ampion inhalation in the lungs of COVID-19 patients with respiratory illness, which is supported by strong top-line results achieved from the AP-014 study.
●	Intravenous provides systemic application of Ampion to broadly treat inflammation throughout the body. An additional COVID-19 clinical trial is evaluating the safety and efficacy of Ampion IV treatment in COVID-19 patients with respiratory illness.

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

Disease Process (i.e. Osteoarthritis)
Ampion Treatment
DAMPs
Innate Immune Cell
Cell nucleus
NFκB
Inflammatory Cytokines
(TNFα, IL-1β, IL-6, IL-12)
Ampion
Cell nucleus
Represses Inflammatory Cytokine Production
Activates Anti-Inflammatory Cytokine Production
Signaling Protein
T-factor
Anti-inflammatory Cytokines
(IL-10, TGFβ)
Inflammatory Response
Anti-Inflammatory Response

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

In January 2020, the Secretary of HHS declared COVID-19 a public health emergency in the United States and the WHO announced a global health emergency because of COVID-19. The CDC indicated that older adults, age 65 years and older, are at higher risk for severe illness as a result of COVID-19. The AP-013 study focuses on individuals with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. The AP-013 study population is comprised of elderly patients with an average age of 65 years old and a maximum age of 87 years. Therefore, guidance from the CDC indicates the AP-013 study population is the highest risk demographic for developing severe illness during the current COVID-19 pandemic. In March 2020, and most recently updated on January 27, 2021, the FDA acknowledged the impact of COVID-19 on clinical trials in published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the FDA’s recommendations for ensuring clinical trial participant safety and adherence to good clinical practice guidelines and protocol requirements for clinical trials during the outbreak. In concurrence with the FDA guidance, the SMC for the AP-013 study recognized the impact of COVID-19 on the clinical trial. In April 2020, we paused ongoing conduct of the AP-013 study. In March 2021, we submitted a detailed proposal to the FDA in response to the FDA’s guidance regarding the status of the AP-013 study. In April 2021, we received a response to our proposal from the FDA. In May 2021, the FDA issued updated statistical guidance for the industry. At this time, we are evaluating our options to analyze the clinical trial data from the AP-013 study. During this period, the AP-013 study will remain paused and blinded to ensure clinical trial integrity and compliance with the SPA. However, due to the significant uncertainty surrounding the continuation and overall impact from the pandemic, it is possible that the continuation of the pandemic may prevent completion of the AP-013 study at this time or at all. In addition, the current uncertainty resulting from the pandemic may result in a significant change to the future contractual commitment related to the AP-013 study.

Ampion for COVID-19

The COVID-19 pandemic has resulted in millions of cases and deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID-19 virus moves into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen. Complications of severe COVID-19 infection include, but are not limited to, Acute Respiratory Distress Syndrome (“ARDS”), Acute Lung Injury (“ALI”), PASC, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (i.e., secondary bacterial infection). We believe that it is imperative that effective therapeutic treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from the need for oxygen to the progression to ARDS.

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

Ampion is currently in development as an IV treatment for COVID-19 patients. In May 2020, we submitted an Investigational New Drug (“IND”) application for the IV treatment of adults with COVID-19. In June 2020, we received FDA agreement to proceed with human trials utilizing an IV Ampion treatment for COVID-19 patients, and we commenced the Phase I AP-016 study in July 2020. In September 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no remarkable difference in the incidence, frequency, and severity of adverse events between IV Ampion and SOC. Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement as recommended by the WHO, and by the National Early Warning Score, as recommended by the National Institute for Health and Care Excellence in its guidelines for the management of COVID-19 patients in critical care. Following these results, in December 2020, the Company initiated a multicenter study, the AP-017 study, in the United States and Israel for IV Ampion therapy in patients with COVID-19. In discussions with the FDA for EUA of Ampion for COVID-19 patients, the FDA recommended study updates to protocol AP-017, which were implemented in the study titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation”. In June 2021, due to the ongoing turmoil in the region, we decided to pause the AP-017 study in Israel. However, we plan to continue conducting the AP-017 study in the United States. We commenced enrollment of the AP-017 study in the United States during the third quarter of 2021.

Ampion is currently in development as an inhaled treatment for COVID-19 patients. In August 2020, we submitted preclinical safety data to support the IND application for inhalation treatment of adults with respiratory distress due to COVID-19 infection. In September 2020, we received FDA agreement to proceed with human trials utilizing inhaled Ampion as a treatment for COVID-19 patients and, in October 2020, we commenced the AP-014 study. In April 2021, we announced the results from the AP-014 study. The AP-014 study not only met its primary endpoint, but the final data showed a greater improvement in all-cause mortality in COVID-19 patients with Ampion treatment over patients treated using SOC. Specifically, mortality in the SOC group was 24%, while in the group treated with Ampion, mortality was only 5%, representing an almost 80% improvement.

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

In March 2021, we initiated the AP-018 study titled, “A Randomized, Double-Blinded, Placebo-Controlled Phase I Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID)”. An increasing number of people with COVID-19 are experiencing lingering effects of COVID-19 and continue to have prolonged respiratory complications months after the onset of the disease, also known as PASC, Long-COVID, and/or long-hauler syndrome. This study aims to evaluate the safety of Ampion and the clinical outcomes in patients with Long-COVID. We commenced enrollment of the AP-018 study during the third quarter of 2021.

We continue to communicate on a regular basis with the FDA to advance the development of these programs. As an immunomodulatory agent, with anti-inflammatory effects, we believe Ampion may be effective in interrupting the inflammatory cascade associated with COVID-19 and improving the clinical course and outcome for patients.

Due to the global pandemic and the need for new treatments, regulatory authorities are applying emergency approval programs. These programs include the EUA program in the United States. We may seek an EUA from the FDA for the use of Ampion for COVID-19 patients. If we decide to apply for an EUA and it is granted, a separate regulatory process will be needed in order to obtain a full marketing authorization (i.e., non-emergency authorization) for the use of Ampion in COVID-19 patients.

Recent Financing Activities

Information regarding our recent financing activities is contained in Note 10 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $207.8 million as of June 30, 2021. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving FDA marketing approval and subsequent commercialization of Ampion for the indications previously discussed. In addition, while working in parallel with the continued advancement of immunology-based therapies for Ampion, we continue to actively explore licensing and other partnering opportunities with both domestic and global-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

We plan to maintain an ongoing dialog with the FDA to explore all viable options to complete the AP-013 study under an amended SPA agreement, as a result of the COVID-19 pandemic and the related adverse impact on the study. It remains possible that the ongoing COVID-19 pandemic may prevent completion of the study over the near term or at all. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in a timely and effective manner. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support our business operations, which would adversely impact the value of our common stock.

As of June 30, 2021, we had $20.5 million of cash and cash equivalents. During the six months ended June 30, 2021, we sold approximately 5.9 million shares of common stock pursuant to the ATM equity offering program, which yielded gross proceeds of approximately $10.0 million; offset by offering related costs of $0.4 million. We anticipate the continued use of the ATM equity offering program in a disciplined manner based on near-term liquidity needs and may seek to supplement the funds raised with separate private or public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the fourth quarter of 2022. This projection is based on many assumptions that may prove to be incorrect. Despite the prior access and use of the ATM equity offering program in a manner to provide sufficient ongoing liquidity to the Company, the ATM is not considered to represent a source of committed capital. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global pandemic continues, its effect on the Company’s operations and ability to raise capital through the

ATM equity offering program, or otherwise, remains uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our shelf registration statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the shelf registration statement. We had $67.3 million remaining under the shelf registration statement as of June 30, 2021. However, we cannot be certain that we will be able to secure additional financing or that any funding, or securities offered pursuant to the shelf registration statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

June 30, 2021

Authorized shares	300,000,000

Common stock outstanding	200,070,419
Options outstanding	5,686,989
Warrants outstanding	3,773,598
Shares reserved for issuance under 2019 Stock and Incentive Plan	7,918,755
Available shares	82,550,239

Effective registration statement	$100,000,000
ATM activity (May 6, 2020 - June 30, 2021)	(32,672,000)
Remaining amount on registration statement	$67,328,000

Average stock price immediately preceding June 30, 2021:
30 day	$1.78
60 day	$1.81
90 day	$1.79

Even though we had approximately 82.6 million shares of common stock authorized and available for future issuance as of June 30, 2021, our ability to raise additional funds by issuing securities pursuant to the current shelf registration statement is limited by the $67.3 million remaining, of which $13.8 million is reserved for the ATM equity offering program. Based on the table above, the average stock price could represent a range of our ability to draw down on the residual shelf capacity. In addition, we, at our discretion, may file a new shelf registration statement to register the issuance and sale of any remaining shares of common stock that are authorized for issuance and/or any other equity or debt securities that may be issued by the Company.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2021) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – June 30, 2021 Compared to June 30, 2020

We recognized a net loss for the three months ended June 30, 2021 (“2021 quarter”) of $3.6 million compared to a net loss of $2.7 million for the three months ended June 30, 2020 (“2020 quarter”). The net loss during the 2021 quarter was primarily attributable to operating expenses of $3.7 million; partially offset by the non-cash derivative gain of $0.1 million. The net loss during the 2020 quarter was primarily attributable to operating expenses of $2.6 million and the non-cash derivative loss of $0.7 million; partially offset by the gain realized from the PPP loan forgiveness of $0.5 million. The modest increase in our stock price during the 2020 quarter caused the valuation of the warrant liability to increase resulting in a derivative loss recorded. Operating expenses increased $1.1 million from the 2020 quarter to the 2021 quarter primarily due to a $1.2 million increase in research and development costs, partially offset by a $0.1 million decrease in general and administrative costs, both of which are further explained below.

We recognized a net loss for the six months ended June 30, 2021 (“2021 period”) of $7.2 million compared to a net loss of $7.9 million for the six months ended June 30, 2020 (“2020 period”). The net loss during the 2021 period was primarily attributable to operating expenses of $7.5 million, partially offset by the non-cash derivative gain of $0.3 million. The modest increase in our stock price during the 2021 period would have normally caused an increase in the warrant liability, resulting in a derivative loss to be recognized. However, during the six months ended June 30, 2021, we had 284,100 investor warrants exercised, which caused the warrant liability to decrease, offsetting the derivative loss from the increase in stock price and resulting in the recognition of a net derivative gain. The net loss during the 2020 period was primarily attributable to operating expenses of $8.6 million, partially offset by the gain realized from the expected PPP loan forgiveness of $0.5 million and non-cash derivative gain of $0.2 million. The outstanding amount of investor warrants decreased due to warrant exercises, causing the valuation of the warrant liability to decrease, which resulted in a non-cash derivative gain; partially offset by a modest appreciation in our stock price during the 2020 period. The operating expenses decreased $1.1 million from the 2020 period to the 2021 period primarily due to a $0.8 million decrease in research and development costs and a $0.3 million decrease in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs (benefits) are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Clinical trial and sponsored research expenses	$808,000	$(82,000)	$1,575,000	$2,928,000
Salaries and benefits	613,000	652,000	1,235,000	1,349,000
Depreciation	268,000	293,000	557,000	586,000
Laboratory	266,000	95,000	381,000	187,000
Operations / manufacturing	228,000	67,000	617,000	101,000
Professional fees	72,000	16,000	107,000	41,000
Equipment rental and repair	11,000	11,000	44,000	33,000
Regulatory / FDA	7,000	55,000	6,000	77,000
Stock-based compensation	—	11,000	46,000	71,000
Total research and development	$2,273,000	$1,118,000	$4,568,000	$5,373,000

2021 Quarter Compared to 2020 Quarter

Research and development costs increased by approximately $1.2 million, or 103%, for the 2021 quarter compared to the 2020 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased by approximately $0.9 million, or 1,085%, primarily due to the initiation of the AP-013 study database contract in December 2020 to ensure the validity and accuracy of the study data prior to submission to the FDA. It is important to note that the AP-013 study was paused in April 2020 and remains paused through the current period as a result of the pandemic. During the 2020 quarter, we reviewed the clinical trial accrual assumptions for the AP-013 study and adjusted those assumptions accordingly based on discussions with the CRO, resulting in a favorable accrual adjustment of $0.5 million. In addition, during the 2021 quarter, we incurred costs associated with the various COVID-19 studies of $0.4 million, all of which were initiated subsequent to the 2020 quarter.

Laboratory

Laboratory expenses increased $171,000, or 180%, for the 2021 quarter compared with the 2020 quarter as a result of continued effort and incremental spend associated with research and discovery searching for novel applications to further leverage the Ampion platform technology.

Operations / manufacturing

Operations / manufacturing expenses increased $161,000, or 240%, for the 2021 quarter compared with the 2020 quarter as a result of the current period production of clinical trial products to be utilized in the current and upcoming clinical trials.

2021 Period Compared to 2020 Period

Research and development costs decreased by approximately $0.8 million, or 15%, for the 2021 period compared to the 2020 period. Research and development costs with variances above $175,000 and 10% compared with the previous period are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased by approximately $1.4 million, or 46%, primarily due to the AP-013 study being temporarily paused in April 2020 and continuing through the current period as a result of the pandemic. The pause of the AP-013 study resulted in a reduction of ongoing patient enrollment and study monitoring expenses totaling $2.8 million; partially offset by $0.4 million of expenses associated with the current COVID-19 studies, as well as the $1.0 million of expenses related to the AP-013 study database contract, which were initiated subsequent to the 2020 period.

Laboratory

Laboratory expenses increased $194,000, or 104%, for the 2021 period compared with the 2020 period as a result of continued effort and incremental spend associated with searching for novel applications to further leverage the Ampion platform technology.

Operations / manufacturing

Operations / manufacturing expenses increased $516,000, or 511%, for the 2021 quarter compared with the 2020 quarter as a result of the current period production of clinical trial products to be utilized in the current and upcoming clinical trials.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Professional fees	$517,000	$614,000	$997,000	$1,355,000
Insurance	330,000	319,000	669,000	592,000
Salaries and benefits	240,000	275,000	477,000	512,000
Stock-based compensation	67,000	53,000	267,000	286,000
Facilities	128,000	120,000	256,000	247,000
Director fees	68,000	60,000	159,000	143,000
Other	34,000	22,000	71,000	48,000
Travel and meetings	10,000	16,000	15,000	60,000
Depreciation	6,000	3,000	12,000	6,000
Total general and administrative	$1,400,000	$1,482,000	$2,923,000	$3,249,000

2021 Quarter Compared to 2020 Quarter

General and administrative costs decreased $82,000, or 6%, for the 2021 quarter compared to the 2020 quarter. General and administrative costs with variances above $75,000 and 10% are further explained below.

Professional fees

Professional fees decreased $97,000, or 16%, for the 2021 quarter compared to the 2020 quarter due primarily to a decrease in litigation related legal costs which are directly attributable to the dismissal of the securities class action and derivative cases during the third quarter of 2020.

2021 Period Compared to 2020 Period

General and administrative costs decreased $326,000, or 10%, for the 2021 period compared to the 2020 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees decreased $358,000, or 26%, for the 2021 period compared to the 2020 period due primarily to a decrease in litigation related legal costs which are directly attributable to the dismissal of the securities class action and derivative cases during the third quarter of 2020.

Cash Flows

Cash flows for the respective periods are as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(6,475,000)	$(9,143,000)
Net cash used in investing activities	(81,000)	—
Net cash provided by financing activities	9,759,000	7,453,000
Net change in cash and cash equivalents	$3,203,000	$(1,690,000)

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, our operating activities used approximately $6.5 million in cash and cash equivalents, which was less than our reported net loss of $7.2 million. The difference is primarily a result of periodic non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.9 million and an increase in working capital of $0.1 million; partially off-set by the non-cash adjustment for the warrant derivative gain totaling $0.3 million.

During the six months ended June 30, 2020, our operating activities used approximately $9.1 million in cash and cash equivalents, which was more than our net loss of $7.9 million primarily as a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.5 million and non-cash adjustments for the warrant derivative and PPP funding totaling $0.7 million; partially off-set by non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $1.0 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, $81,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

During the six months ended June 30, 2020, $0 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, we received gross proceeds of approximately $10.0 million from the sale of approximately 5.9 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.4 million. In addition, we also received proceeds of $234,000 from investor warrant exercises and stock option exercises.

During the six months ended June 30, 2020, we received gross proceeds of $7.9 million from the sale of 14.3 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.6 million. In addition, we also received proceeds of $100,000 from investor warrant exercises.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue or profits. Over this period, we have continued to be focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions; all of which has required raising a substantial amount of capital. As of June 30, 2021, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations over the next twelve months. Specifically, we had $20.5 million of cash and cash equivalents as of June 30, 2021.

Although the ATM and/or other equity financing programs are not committed sources of liquidity, based on expected access to the ATM, consistent with previous periods, and potential for future equity financing programs, we project that we will have sufficient liquidity to fund operations through fourth quarter of 2022. Our projection is based on many assumptions that may prove to be incorrect. In addition, as the global pandemic continues in an unpredictable manner, its effect on our business operations and ability to raise capital through the ATM equity offering, or otherwise, remains highly uncertain and subject to change. While we believe the studies currently being conducted will be successful, we anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support (i) clinical development of Ampion, (ii) BLA preparation and submission, (iii) existing base business operations and (iv) commercial development activities for Ampion. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit report on our financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through August 31, 2022. Our projection reflects cash requirements for fixed, recurring base business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting our current and projected clinical development programs.

In May 2020, the shelf registration statement was declared effective by the SEC and, as of June 30, 2021, we had approximately $67.3 million available for issuance under the shelf registration statement with approximately 82.6 million authorized shares of common stock remaining available for issuance.

In the event that we are unable to obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed appropriate, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or our future commercialization efforts and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results. Except as set forth below, during the period covered by this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors as previously disclosed.

Our pursuit of Ampion as a COVID-19 therapeutic treatment is at an early stage. We may be unable to produce a drug that successfully treats the virus in a timely manner, if at all.

Since June 2020, we have commenced several clinical trials to determine the safety and efficacy for application of Ampion (i.e., inhaled and intravenous), as a therapeutic treatment for COVID-19. Our development of a COVID-19 treatment is in its early stages, and we may be unable to produce a drug that successfully treats COVID-19 related illness in a timely manner, if at all. We are also committing financial resources and personnel to the development of these COVID-19 treatments which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatments, if developed, may not be partially or fully effective. In addition, conducting a clinical trial of a COVID-19 treatment is challenging in the current environment due to a number of factors, including a large number of competitive clinical trials seeking to enroll COVID-19 patients, the high workload of hospital staff, variability in vaccination rates among the population, mutations of the COVID-19 virus and related illness in certain geographies, and the difficulty of enrolling patients in intensive care or similar environments. These challenges may delay our clinical trials and may increase the costs of, or otherwise adversely affect, our clinical trials which could materially impact our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended June 30, 2021, we issued 29,158 shares of common stock to former placement agents as a result of net exercises of placement agent warrants, with exercise prices ranging from $0.50 to $0.76 per share of common stock, where the total number of shares of common stock to be issued were reduced to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

The issuance of the above securities was exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

The Board of Directors of the Company has set the date of the 2021 Annual Meeting of Stockholders for August 14, 2021 at 9:00 a.m. Mountain Time to be held entirely virtually by means of remote communication. For additional information, please see the Company’s definitive proxy statement which was filed with the SEC on June 30, 2021.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 from Registrant’s Form 8-K filed on March 30, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 from Registrant’s Form 8-K filed on March 30, 2010).
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 30, 2010).
3.4	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from Registrant’s Form 8-K filed on December 18, 2019).
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 from Registrant’s Form 10-Q filed on November 14, 2018).
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: August 4, 2021

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
Date: August 4, 2021