Form 10-Q
period 2021-09-30
Ampio Pharmaceuticals, Inc.
filed 2021-11-10
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of October 29, 2021, there were 202,129,686 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access funding through our “at-the-market” equity offering or through other equity or debt offerings;
●	our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel;
●	the progress and results of clinical trials for Ampion and additional costs or delays associated therewith;
●	the significant competition in the search for a successful treatment for the novel Coronavirus Disease 2019 (“COVID-19”);
●	our ability to enroll hospitalized patients in our Phase I and II trials of Ampion for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies;
●	our ability to receive regulatory approval for and sell the products that we are developing for the treatment of COVID-19;
●	our reliance on third parties to conduct our clinical trials resulting in costs or delays that prevent us from successfully commercializing Ampion;
●	competition for patients in conducting clinical trials, delaying product development and straining our limited financial resources;
●	the risk and costs associated with our decision to suspend enrollment in the Phase III clinical trial for treatment of severe Osteoarthritis of the Knee due to considerations relating to the COVID-19 pandemic, and the possibility that the data generated by that clinical trial may have been adversely impacted by the COVID-19 pandemic;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;

●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;
●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;
●	the possibility that, even if Ampion is approved for commercialization, the U.S. Food and Drug Administration (“FDA”) may impose limitations on its use or reduce the approved indications on the product label;
●	expenses and costs we will incur to comply with FDA post-approval requirements if we, or our collaborators, obtain marketing approval for Ampion;
●	government restrictions on pricing reimbursement, as well as other healthcare payor cost-containment initiatives;
●	our ability to obtain approval to develop, manufacture and sell our products in global markets;
●	our ability to realize the investment we made in our manufacturing facility if Ampion does not receive marketing approval;
●	adverse effects and the unpredictable nature of the ongoing COVID-19 pandemic;
●	the strength, enforceability and duration of our intellectual property protection, and the eligibility of our patent portfolio for FDA market exclusivity;
●	our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or other strategic activities.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$17,118,000	$17,346,000
Prepaid expenses and other	1,850,000	1,147,000
Total current assets	18,968,000	18,493,000

Fixed assets, net	2,827,000	3,561,000
Right-of-use asset	679,000	824,000
Total assets	$22,474,000	$22,878,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,083,000	$1,550,000
Lease liability-current portion	304,000	284,000
Total current liabilities	2,387,000	1,834,000

Lease liability-long-term	694,000	925,000
Warrant derivative liability	2,118,000	2,607,000
Total liabilities	5,199,000	5,366,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 200,458,263 as of September 30, 2021 and 193,378,996 as of December 31, 2020	20,000	19,000
Additional paid-in capital	228,633,000	218,020,000
Accumulated deficit	(211,378,000)	(200,527,000)
Total stockholders’ equity	17,275,000	17,512,000

Total liabilities and stockholders’ equity	$22,474,000	$22,878,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses
Research and development	$2,594,000	$1,655,000	$7,163,000	$7,027,000
General and administrative	1,257,000	1,647,000	4,180,000	4,896,000
Total operating expenses	3,851,000	3,302,000	11,343,000	11,923,000

Other income (expense)
Interest income	1,000	—	3,000	12,000
Paycheck Protection Program loan forgiveness	—	—	—	544,000
Derivative gain	222,000	7,000	489,000	163,000
Loss on disposal of fixed asset	—	(73,000)	—	(73,000)
Total other income (expense)	223,000	(66,000)	492,000	646,000

Net loss	$(3,628,000)	$(3,368,000)	$(10,851,000)	$(11,277,000)

Net loss per common share:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.07)
Diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

Weighted average number of common shares outstanding:
Basic	200,419,371	178,622,349	197,347,030	168,061,672
Diluted	201,563,122	178,622,349	198,576,052	168,551,972

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	158,644,757	$16,000	$191,060,000	$(184,633,000)	$6,443,000

Issuance of common stock for services	136,236	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	213,000	—	213,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,241,126	—	682,000	—	682,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(246,000)	—	(246,000)
Net loss	—	—	—	(5,179,000)	(5,179,000)

Balance at March 31, 2020	160,022,119	$16,000	$191,789,000	$(189,812,000)	$1,993,000

Stock-based compensation, net of forfeitures	—	—	64,000	—	64,000
Stock options exercised, net	1,314	—	—	—	—
Warrants exercised	250,000	—	100,000	—	100,000
Issuance of common stock in connection with the "at-the-market" equity offering program	13,068,517	1,000	7,230,000	—	7,231,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(314,000)	—	(314,000)
Net loss	—	—	—	(2,731,000)	(2,731,000)

Balance at June 30, 2020	173,341,950	$17,000	$198,869,000	$(192,543,000)	$6,343,000

Stock-based compensation, net of forfeitures	—	—	477,000	—	477,000
Settlement of employee tax liability related to stock option exercise, net	2,601	—	(2,000)	—	(2,000)
Warrants exercised, net	1,188,164	—	365,000	—	365,000
Issuance of common stock in connection with the "at-the-market" equity offering program	9,404,807	1,000	7,222,000	—	7,223,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(313,000)	—	(313,000)
Net loss	—	—	—	(3,368,000)	(3,368,000)

Balance at September 30, 2020	183,937,522	$18,000	$206,618,000	$(195,911,000)	$10,725,000

Balance at December 31, 2020	193,378,996	19,000	218,020,000	(200,527,000)	17,512,000

Issuance of common stock for services	54,052	—	80,000	—	80,000
Stock-based compensation, net of forfeitures	—	—	166,000	—	166,000
Stock options exercised, net	129,500	—	33,000	—	33,000
Shares held back in settlement of tax obligation and exercise cost	(28,562)	—	(40,000)	—	(40,000)
Warrants exercised, net	306,705	—	114,000	—	114,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,848,437	—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(126,000)	—	(126,000)
Net loss	—	—	—	(3,667,000)	(3,667,000)

Balance at March 31, 2021	195,689,128	$19,000	$220,952,000	$(204,194,000)	$16,777,000

Stock-based compensation, net of forfeitures	—	—	67,000	—	67,000
Stock options exercised, net	314,162	—	127,000	—	127,000
Shares held back in settlement of tax obligation and exercise cost	(28,802)	—	—	—	—
Warrants exercised, net	29,158	—	—	—	—
Issuance of common stock in connection with the "at-the-market" equity offering program	4,066,773	1,000	7,266,000	—	7,267,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(321,000)	—	(321,000)
Net loss	—	—	—	(3,556,000)	(3,556,000)

Balance at June 30, 2021	200,070,419	$20,000	$228,091,000	$(207,750,000)	$20,361,000

Stock-based compensation, net of forfeitures	—	—	47,000	—	47,000
Stock options exercised, net	306	—	—	—	—
Warrants exercised, net	56,663	—	—	—	—
Issuance of common stock in connection with the "at-the-market" equity offering program	330,875	—	540,000	—	540,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(45,000)	—	(45,000)
Net loss	—	—	—	(3,628,000)	(3,628,000)

Balance at September 30, 2021	200,458,263	$20,000	$228,633,000	$(211,378,000)	$17,275,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows used in operating activities
Net loss	$(10,851,000)	$(11,277,000)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation, net of forfeitures	280,000	754,000
Depreciation and amortization	831,000	885,000
Loss on disposal of fixed asset	—	73,000
Paycheck Protection Program loan forgiveness	—	(544,000)
Issuance of common stock for services	80,000	80,000
Derivative gain	(489,000)	(163,000)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other	(703,000)	243,000
Increase (decrease) in accounts payable and accrued expenses	533,000	(2,385,000)
Decrease in lease liability	(66,000)	(59,000)
Proceeds received under the Paycheck Protection Program	—	544,000
Net cash used in operating activities	(10,385,000)	(11,849,000)

Cash flows used in investing activities
Purchase of fixed assets	(97,000)	(48,000)
Net cash used in investing activities	(97,000)	(48,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with "at-the-market" equity offering program	10,512,000	15,136,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(492,000)	(873,000)
Proceeds from warrant and stock option exercises, net	234,000	463,000
Net cash provided by financing activities	10,254,000	14,726,000

Net change in cash and cash equivalents	(228,000)	2,829,000

Cash and cash equivalents at beginning of period	17,346,000	6,532,000
Cash and cash equivalents at end of period	$17,118,000	$9,361,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,016,000	$1,347,000

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2020 included in the Company’s 2020 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and nine months ended September 30, 2021 is unaudited. The balance sheet at December 31, 2020 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Global Pandemic

In January 2020, the Secretary of Health and Human Services declared a public health emergency and the World Health Organization (“WHO”) announced a global health emergency because of the outbreak of COVID-19. In March 2020, the WHO declared the outbreak of COVID-19 a global pandemic. Since the declaration of the outbreak, COVID-19 has adversely impacted and continues to adversely impact the United States and global economies. In April 2020, pursuant to guidance covering ongoing clinical trials in the presence of the COVID-19 pandemic that was provided by the FDA, an independent Safety Monitoring Committee (“SMC”), and the Institutional Review Board, the Company and the clinical research organization (“CRO”) paused all ongoing conduct associated with the Phase III clinical trial (the “AP-013 study”) of Ampion for the treatment of Osteoarthritis of the Knee (“OAK”). In December 2020 and April 2021, the Company received additional guidance from the FDA on the proposed handling of the AP-013 study in regard to the COVID-19 pandemic. Specifically, the FDA recommended that the Company identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. In May 2021, the FDA issued an update to its Guidance for Industry on the statistical principles for sensitivity analysis in clinical trials. After the Company reviewed and evaluated the FDA’s recommendation and its updated statistical Guidance for Industry, the Company determined that the best approach was to complete the full AP-013 study analysis and submit the information to the FDA with the expectation that a meeting will be scheduled during the first half of 2022. The Company has no indication of the potential outcome upon review by the FDA.

In addition, since June 2020, the Company has commenced several clinical trials to determine the safety and efficacy for new applications of Ampion (i.e., inhaled and intravenous) related to inflammation resulting from COVID-19. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted and, in addition, the supply chain provided by third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials could also be impacted. The full extent of the potential adverse impact on the Company’s business operations and related current and future product development, including, but not limited to, clinical trials, financing activities and the overall impact on the

United States and the global economy will depend on future developments related to the pandemic, which cannot be predicted at this time.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three and nine months ended September 30, 2021, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected liquidity and resulting going concern position, clinical trial accrual and the projected useful lives and potential impairment of fixed assets. The Company develops these estimates using its judgment based upon the facts and circumstances known to it at the time.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the nine months ended September 30, 2021, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company has decided to wait to implement ASU 2020-06 until its effective date.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 - Going Concern

As of and for the nine months ended September 30, 2021, the Company had cash and cash equivalents of $17.1 million and a net loss of $10.8 million, respectively. The net loss is primarily attributable to operating expenses of $11.3 million, partially offset by the non-cash derivative gain of $0.5 million (see Note 9). The Company used $10.4 million to fund its business operations for the nine-month period ended September 30, 2021 and ended the period with an accumulated deficit and stockholders’ equity of $211.4 million and $17.3 million, respectively. As a pre-revenue stage biopharmaceutical company, the Company has not generated any operating revenues or profits since the inception of business operations. In addition, the Company is subject to all of the risks and uncertainties which are typically associated with biopharmaceutical companies that devote substantially all of their efforts and resources to research and development, as well as clinical trials, and do not yet have commercialized products. These existing and projected on-going factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, from time to time and at its sole discretion, may issue and sell shares of its authorized common stock. During the nine months ended September 30, 2021, the Company sold 6.2 million shares pursuant to the ATM equity offering program, which yielded gross proceeds of approximately $10.5 million, which was offset by offering related costs of $0.5 million (see Note 10).

The Company has prepared an updated projection covering the period from October 1, 2021 through November 30, 2022 based on the requirements of ASC 205-40, “Going Concern”, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting the existing and projected clinical development programs. The Company continues to assess the ongoing impact of the COVID-19 pandemic and the impact that it may have on the Company’s current and projected future studies. The Company anticipates using the ATM equity offering program to raise additional funds in the near term, as needed, while also considering supplementing the funds raised with separate private or public equity offering(s). Based on the Company’s current cash position, projection of operating expenses, current and expected utilization under the ATM and/or other equity financing opportunities, the Company believes it will have sufficient liquidity to fund operations through the first quarter of 2023. This projection is based on many assumptions that may prove to be incorrect. Despite the prior access and use of the ATM equity offering program in a manner to provide sufficient ongoing liquidity to the Company, the ATM is not considered to represent a source of committed capital. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, given the ongoing continued uncertainty of the COVID-19 pandemic, its effect on the Company’s business operations and ability to raise capital remains uncertain and subject to change. While the Company believes that the studies currently being conducted will be successful, the Company expects to raise additional capital in both the near and long-term to enable it to support its business operations, including specifically clinical development of Ampion and existing base business operations. The Company will continue to closely monitor and evaluate the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on stock price and existing market conditions relative to the timing of the Company’s liquidity needs. However, the Company cannot currently provide any assurance that it will be successful in satisfying its future liquidity needs in a manner that will be sufficient to fund its base level of operations and any incremental expenses related to the further development of Ampion for OAK, therapeutic treatment of COVID-19 and other indications as they arise.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Deposits	$1,037,000	$266,000
Unamortized commercial insurance premiums	719,000	627,000
Receivable	45,000	185,000
Other	49,000	69,000
Total prepaid expenses and other	$1,850,000	$1,147,000

Note 4 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets, net of accumulated depreciation and amortization, consist of the following:

	Estimated
	Useful Lives	September 30,	December 31,
	(in Years)	2021	2020

Leasehold improvements	10	$1,800,000	$2,250,000
Manufacturing facility/clean room	3 - 8	763,000	998,000
Lab equipment and office furniture	5 - 8	264,000	313,000
Fixed assets, net		$2,827,000	$3,561,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Depreciation and amortization expense	$263,000	$294,000	$831,000	$885,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Accounts payable	$307,000	$186,000
Clinical trials	1,056,000	558,000
Commercial insurance premium financing	539,000	386,000
Professional fees	96,000	267,000
Other	85,000	153,000
Accounts payable and accrued expenses	$2,083,000	$1,550,000

Commercial Insurance Premium Financing Agreement

In June 2021, the Company entered into an insurance premium financing agreement for $0.9 million, with a term of nine months and an annual interest rate of 3.57%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $82,000 per month over the remaining term of the agreement. The outstanding obligation as of September 30, 2021 was $490,000, which will be paid in full by March 2022. In addition, as of September 30, 2021, the Company had a remaining balance of $49,000 related to annual insurance premiums payable to the Company’s insurance broker, which will be paid in full by March 2022.

Note 6 – Paycheck Protection Program

In April 2020, the Company received proceeds of $544,000 via a loan from KeyBank National Association (the “Lender”) that was issued under the Paycheck Protection Program (the “PPP”) established under the Coronavirus Aid, Relief and Economic Security Act. The term of the PPP loan was two years with an annual interest rate of 1.0% and principal and interest payments would be deferred for the first six months of the loan term, which was subsequently updated in accordance with the Paycheck Protection Program Flexibility Act of 2020.

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

Note 7 - Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2021	2022	2023	2024	2025	Thereafter
Key clinical research trial obligations	$3,084,000	$1,071,000	$2,013,000	$—	$—	$—	$—
Employment agreements	3,781,000	316,000	1,260,000	1,260,000	945,000	—	—
	$6,865,000	$1,387,000	$3,273,000	$1,260,000	$945,000	$—	$—

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in reference to the AP-013 study database totaling $1.4 million. The contractual provisions required a retainer of $315,000, which will be applied to future study expenses as further defined by the contract. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. In September 2021, the CRO completed the quality review of the database and the Company announced preliminary top-line results for the AP-013 study. The Company had an outstanding future contractual commitment of $57,000 (net of deposit) as of September 30, 2021.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase I study for at-home treatment utilizing inhaled Ampion to treat patients with Post-Acute Sequelae of COVID-19 infection (“PASC”) commonly referred to as “Long COVID”, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). The contractual provisions required an initial retainer of $105,000, which will be applied to future study expenses as further defined by the contract. Due to the unpredictable nature of the ongoing COVID-19 pandemic, and the Company’s ability to enroll patients for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies, the contractual amount may need to be amended to account for additional study sites and/or enrollment. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. Without taking into consideration the anticipated contract amendment, the Company had a nominal outstanding future contractual commitment (net of deposit) as of September 30, 2021.

In June 2021, the Company entered into a contract with a CRO totaling $2.5 million in reference to a multicenter Phase II clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual provisions required an initial retainer of $300,000, which will be applied to future study expenses as further defined by the contract. Due to the unpredictable nature of the ongoing COVID-19 pandemic, and the Company’s ability to enroll patients for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies, the contractual amount may need to be amended to account for additional study sites and/or enrollment. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $2.0 million (net of deposit) as of September 30, 2021.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase II clinical trial utilizing IV Ampion in the treatment of patients with complications arising from COVID-19 (the AP-017 study”). The contractual provisions required a retainer of $345,000, which will be applied to future study expenses as further defined by the contract. The contract currently accounts for 120 patients; however, depending on the interim results of the first 30 patients, the Company may increase the study size to 200 patients, which would cause the contractual amount to increase. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $1.0 million (net of deposit) as of September 30, 2021.

Employment Agreements

The Company has various employment agreements that expire in October 2024 and call for base salaries ranging from $335,000 to $550,000 and bonus and severance payments ranging from $167,000 to $275,000.

These employment agreements supersede and replace the Company’s prior employment agreements. Amounts noted above do not assume the continuation of employment beyond the contractual terms of each employee’s existing employment agreements.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of September 30, 2021:

	Facility Lease Payments	Remainder of 2021	2022	2023	2024	2025	Thereafter

Remaining Facility Lease Payments	$1,086,000	$87,000	$355,000	$364,000	$280,000	$—	$—
Less: Discount Adjustment	(88,000)
Total lease liability	$998,000

Lease liability-current portion	$304,000

Long-term lease liability	$694,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of September 30, 2021:

ROU Asset

Balance as of December 31, 2020	$824,000
Amortization	(145,000)
Balance as of September 30, 2021	$679,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Lease expense	$67,000	$66,000	$207,000	$198,000

Note 8 – Warrants

The Company has issued both equity (“placement agent”) and liability (“investor”) classified warrants in conjunction with previous equity raises. The Company had a total of 1.4 million equity-classified warrants and 2.2 million liability-classified warrants outstanding as of September 30, 2021.

The following table summarizes the Company’s warrant activity during the nine months ended September 30, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2020	4,130,724	$0.66	2.05
Warrants exercised	(492,126)	$0.57	—
Warrants expired	(15,000)	$0.94
Outstanding as of September 30, 2021	3,623,598	$0.67	1.30

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Investor warrants at $0.76	2,026,915		0.67
Placement agent warrants at $0.76	422,233		0.67
Investor warrants at $0.40	153,400		1.87
Placement agent warrants at $0.50	1,021,050		2.72
Outstanding as of September 30, 2021	3,623,598	$0.67	1.30

During the nine months ended September 30, 2021, the Company issued 284,100 shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $114,000 during the period related to these investor warrant exercises. In addition, former placement agents elected to exercise 208,026 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price and, as such, the Company issued 108,426 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants. A total of 15,000 placement agent warrants also expired as of September 30, 2021.

The total value for the warrant derivative liability as of September 30, 2021 is approximately $2.1 million (see Note 9).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2021
Liabilities:
Warrant derivative liability	$—	$—	$2,118,000	$2,118,000

December 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$2,607,000	$2,607,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2020	$2,607,000
Warrant exercises	(347,000)
Change in fair value	(142,000)
Balance as of September 30, 2021	$2,118,000

Note 10 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of September 30, 2021 and December 31, 2020.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

September 30, 2021

Authorized shares	300,000,000

Common stock outstanding	200,458,263
Options outstanding	5,676,989
Warrants outstanding	3,623,598
Reserved for issuance under 2019 Stock and Incentive Plan	7,918,755

Available shares	82,322,395

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

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three months ended March 31, 2021, June 30, 2021 and September 30, 2021:

	Three months ended March 31, 2021	Three months ended June 30, 2021	Three months ended September 30, 2021	Total

Total shares of common stock sold	1,848,437	4,066,773	330,875	6,246,085

Gross proceeds	$2,705,000	$7,267,000	$540,000	$10,512,000
Commissions earned by placement agents	(109,000)	(291,000)	(22,000)	(422,000)
Issuance fees	(17,000)	(30,000)	(23,000)	(70,000)
Net proceeds	$2,579,000	$6,946,000	$495,000	$10,020,000

Common Stock Issued for Services

The Company issued 54,052 and 136,236 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), each valued at $80,000, as partial compensation for the services of non-employee directors, during the nine months ended September 30, 2021 and 2020, respectively.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of September 30, 2021:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during previous fiscal years	(2,067,471)
Options granted during fiscal 2021	(36,000)
Forfeited, expired and/or cancelled equity awards	5,500
Net shares used to cover exercise price and tax obligation	16,726
Remaining shares available for future equity awards	7,918,755

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2020	6,099,651	$1.04	7.36	$—
Granted	36,000	$1.76
Exercised	(443,662)	$0.55
Forfeited, expired and/or cancelled	(15,000)	$5.76
Outstanding as of September 30, 2021	5,676,989	$1.07	6.68	$4,613,000
Exercisable as of September 30, 2021	5,439,989	$1.08	6.57	$4,431,000

Of the 443,662 stock options that were exercised during the nine months ended September 30, 2021, 8,000 stock options were cash exercised whereby the Company received proceeds to cover the option holder’s exercise price and tax obligations totaling $6,000. In addition, 302,734 stock options were exercised as cashless exercises whereby the Company received proceeds to cover the option holders’ exercise price totaling $154,000. The remaining 132,928 stock options were net exercised whereby the total number of shares of common stock issued was reduced by 57,058 shares to cover the option holders’ exercise price and tax obligations. The Company submitted the tax obligations totaling $40,000 on behalf of the option holders. The shares of common stock that are held back upon a net exercise of a stock option to settle the option holder’s obligation associated with the exercise price and tax obligations are added back to the reserve for shares available for future equity awards under the 2019 Plan.

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	September 30, 2021
2010 Plan	3,630,018
2019 Plan	2,046,971
Outstanding as of September 30, 2021	5,676,989

Stock options outstanding as of September 30, 2021 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	494,500	$0.44	7.92
$0.51 - $1.00	4,152,345	$0.71	6.89
$1.01 - $1.50	187,000	$1.39	9.12
$1.51 and above	843,144	$3.17	4.39
Total	5,676,989	$1.07	6.68

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended September 30, 2021, using the following assumptions:

Expected volatility	127.17%
Risk free interest rate	0.78%
Expected term (years)	5.00

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense (stock options and common stock issued for services) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses
Stock-based compensation	$—	$72,000	$46,000	$142,000

General and administrative expenses
Issuance of common stock for services	—	—	80,000	80,000
Stock-based compensation	47,000	405,000	234,000	612,000

Total stock-based compensation	$47,000	$477,000	$360,000	$834,000

Unrecognized expense as of September 30, 2021	$52,000

Weighted average remaining years to vest	0.97

Note 12 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(3,628,000)	$(3,368,000)	$(10,851,000)	$(11,277,000)
Less: decrease in fair value of investor warrants	(222,000)	—	(489,000)	(163,000)
Loss available to common stockholders	$(3,850,000)	$(3,368,000)	$(11,340,000)	$(11,440,000)

Basic weighted-average common shares outstanding	200,419,371	178,622,349	197,347,030	168,061,672
Add: dilutive effect of equity instruments	1,143,751	—	1,229,022	490,300
Diluted weighted-average shares outstanding	201,563,122	178,622,349	198,576,052	168,551,972
Earnings per share – basic	$(0.02)	$(0.02)	$(0.05)	$(0.07)
Earnings per share – diluted	$(0.02)	$(0.02)	$(0.06)	$(0.07)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Warrants to purchase shares of common stock	2,479,847	5,483,249	2,394,576	4,957,924
Outstanding stock options	5,676,989	5,448,224	5,676,989	5,483,249
Total potentially dilutive shares of common stock	8,156,836	10,931,473	8,071,565	10,441,173

Note 13 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of September 30, 2021, the Company is not a party to any ongoing lawsuits.

Note 14 – Subsequent Events

In connection with the employment agreements entered into during October 2021 (see Note 7), the Company awarded 1.8 million shares of restricted stock, of which a portion vested immediately, with the remaining shares of restricted stock vesting annually on January 1st until 2025. The shares of restricted stock that vested immediately were subject to statutory tax withholdings, which resulted in a forfeiture of 0.1 million shares of restricted stock to settle the tax obligation. As such, the 1.7 million shares of restricted stock were issued during October 2021.

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

EXECUTIVE SUMMARY

We are a pre-revenue stage biopharmaceutical company focused on the development and advancement of immunology-based therapies for prevalent inflammatory conditions. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

The biopharmaceutical market, both domestic and globally, is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are committed to offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, including, but not limited to, Osteoarthritis of the Knee (“OAK”) and the treatment of complications arising from COVID-19, including, but not limited to, respiratory distress.

Moving forward, we will continue to place a disciplined focus on maintaining our business operations in a manner that is streamlined and efficient while continuing to allocate a requisite level of our liquidity, human capital and other operational resources towards the advancement of key immunology-based therapies with the ultimate goal of achieving marketing approval from the FDA and comparable foreign regulatory authorities and the subsequent commercialization of Ampion for these conditions.

Overview

We maintain an Internet website at www.ampiopharma.com. Information on or linked to our website is not incorporated by reference into this Quarterly Report on Form 10-Q. Filings with the SEC can also be obtained at the SEC’s website, www.sec.gov.

Ampion, our lead product candidate, is in the process of advancing through several clinical trials in the United States and abroad. Ampion is currently in development as an intra-articular injection treatment for severe OAK, an IV treatment for COVID-19 patients, and an inhaled treatment for COVID-19 and Post-Acute Sequelae of COVID-19 infection, commonly referred to as “Long COVID”. Pre-clinical and discovery work is also underway for additional applications and indications for Ampion.

We are currently conducting and involved in the ongoing management of four discrete clinical trials; all of which are at various stages of completion. The clinical trials in progress as of September 30, 2021 are as follows:

Study Name	Title	Phase
AP-013	A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee	III
AP-017	A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation	II
AP-019	A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Inhaled Ampion in Adults with Respiratory Distress Due to COVID-19	II
AP-018	A Randomized, Double-Blinded, Placebo-Controlled Phase I Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID)	I

We believe the immunomodulatory action and anti-inflammatory effects of Ampion may provide a treatment for individuals with inflammatory conditions including, but not limited to, severe OAK, osteoarthritis related to other joints, and the widespread inflammation associated with COVID-19 infection.

In addition, we continue our efforts for research and discovery of additional Ampion applications. Laboratory results suggest Ampion’s potential for addressing kidney diseases and autoimmune conditions, such as lupus, which provides evidence that Ampion may be a platform biologic for treatment of a wide variety of inflammatory and autoimmune diseases.

Our therapeutic product pipeline is the result of more than two decades of research at leading hospital-based research centers. Significant discoveries in both scientific and clinical research have been published in peer-reviewed journals, highlighting the depth of research supporting Ampion’s therapeutic capabilities. Ampion is backed by an extensive and robust United States and global patent portfolio with intellectual property protection extending through 2037. In addition, we believe that Ampion may be eligible for 12-year FDA market exclusivity if approved as a novel biologic under the Biologics Price Competition and Innovation Act of 2009.

AMPION

We have developed a novel biologic drug, Ampion, which contains active ingredients that target multiple pathways in the innate immune response characteristic of inflammatory disease. In vitro studies in human cellular models have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins responsible for signaling tissue growth and healing. Ampion achieves its biological effect by targeting the over production of inflammatory cytokines, which is common in multiple inflammatory diseases like osteoarthritis and respiratory disease, and other inflammatory conditions. Ampion has been shown to uniquely reduce inflammation along multiple pathways, unlike other anti-inflammatory therapies that target only one mechanism.

Ampion has been developed for use, and has been cleared by the FDA for investigation, by multiple routes of administration.

●	Intra-articular injection places Ampion right where it is needed to locally treat inflammation. The osteoarthritis trials are evaluating the safety and efficacy of intra-articular injection into the knee joint.
●	Inhalation provides direct application of Ampion to locally treat inflammation in the lungs. Certain COVID-19 clinical trials are evaluating the safety and efficacy of Ampion inhalation in the lungs of COVID-19 patients with respiratory illness, which is supported by top-line results achieved from the AP-014 study.
●	Intravenous provides systemic application of Ampion to broadly treat inflammation throughout the body. An additional COVID-19 clinical trial is evaluating the safety and efficacy of Ampion IV treatment in COVID-19 patients with respiratory illness.

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

The AP-003-A study was a multicenter, randomized, double-blind Phase III trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life at 12 weeks compared to patients who received the saline control at 12 weeks. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported in either the Ampion or saline treated groups. There were no drug-related serious adverse events in either group.

In 2018, the FDA reiterated and confirmed that our successful pivotal Phase III clinical trial, AP-003-A, was adequate and well-controlled, provided evidence of the effectiveness of Ampion and can contribute to the substantial evidence of effectiveness necessary for the approval of a BLA. In addition, the FDA provided guidance that we should complete an additional Phase III trial of severe OAK patients with concurrent controls that would be carried out under a Special Protocol Assessment (“SPA”) to obtain FDA concurrence on the trial design prior to initiation of the trial.

AP-013 study

In June 2019, we received the FDA’s concurrence in the form of an SPA agreement for a Phase III clinical protocol in reference to the AP-013 study, titled “A Randomized, Controlled, Double-Blind Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee”, which aimed to enroll 1,034 patients with the most severely diseased OAK, which represents an underserved patient population typically excluded from clinical studies because of the intractable nature of their condition. In the SPA agreement, the FDA agreed that the design and planned analysis of the AP-013 study adequately addressed the objectives necessary to support a regulatory submission. According to the FDA’s guidance regarding SPAs (published in April 2018), an SPA documents the FDA’s agreement that the design and planned analysis of a study can address objectives in support of a regulatory submission; however, the final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entirety of the data provided in the application. Following the receipt of the SPA agreement, we initiated the AP-013 study.

In January 2020, the Secretary of Health and Human Services declared COVID-19 a public health emergency. In March 2020, and most recently updated on August 30, 2021, the FDA acknowledged the impact of COVID-19 on clinical trials in published guidance, “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic”, which outlines the FDA’s guidance to assist sponsors in assuring safety of clinical trial participants, compliance with good clinical practice, and minimizing risks to clinical trial integrity during the outbreak. In April 2020, we paused ongoing conduct of the AP-013 study due to COVID-19. In December 2020 and April 2021, the Company received additional guidance from the FDA on the proposed handling of the AP-013 study in regard to the COVID-19 pandemic. Specifically, the FDA recommended that the Company identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. In May 2021, the FDA issued an update to its Guidance for Industry on the statistical principles for sensitivity analysis in clinical trials. After the Company reviewed and evaluated the FDA’s recommendation and its updated statistical Guidance for Industry, the Company determined that the best approach was to complete the full AP-013 study analysis with the expectation to provide its results to the FDA during the first half of 2022. The Company has no indication of the potential outcome upon review by the FDA.

In September 2021, we announced the preliminary top-line results of the AP-013 study. The sensitivity analysis performed on the AP-013 study data demonstrated a statistically significant impact from the pandemic (p<0.001). In addition, a separate statistical analysis of preliminary top-line data from the 725 patients that we believed not to have been impacted by the pandemic demonstrated a statistically significant reduction in pain (p=0.0260) and improvement in function (p=0.0073), versus a critical p-value of 0.05, at 12 weeks with Ampion treatment compared to saline control.

As a result of the COVID-19 pandemic and its overall adverse impact on clinical trial information related to the full set of randomized patients, which is known as the intention to treat (“ITT”) population, it is possible that the finalized ITT results as reviewed by the FDA may be adversely impacted and not reflect sufficient statistical significance or the results may not be considered sufficiently robust. Given this impact from the pandemic, and the recent Statistical Principles for Clinical Trials, Guidance for Industry (May 2021), it is possible that the FDA may instead focus its review on a subset of the ITT population and the related supporting documentation in conjunction with its overall review of the body of evidence being provided by the Company. As a result of this uncertainty, the preliminary top-line results announced for the AP-013 study are not necessarily indicative of any determination that may ultimately be made by the FDA.

The AP-013 study used the WOMAC A (Pain Subscale) index/scoring system as the measurement of pain and WOMAC C (Function Subscale) index/scoring system as the measurement of function and the statistical analysis for computing the preliminary top-line results utilized the same methodology defined in the AP-003-A study. These results are consistent with the results from severe OAK patients in prior OAK trials that we have conducted and significantly expand the set of severe OAK patients treated with Ampion. The safety profile of Ampion remains strong, and no treatment-related serious adverse events were observed among the cohort of patients who received Ampion.

At this time, we plan to thoroughly analyze the current study data and submit the information to the FDA with the expectation that a meeting with the FDA will be scheduled during the first half of 2022. The submission of data does not provide assurance that the FDA will agree that we are in position to file the BLA, that the FDA will accept our BLA for Ampion when submitted, or that the results of the trials we have conducted on Ampion will be adequate to support approval. Those issues are addressed during the review of the submitted application and are determined based on the adequacy of the overall submission. In addition, the FDA may require us to perform an additional clinical trial, which would significantly change our future contractual commitments. Depending on how long it may take for the FDA to approve our BLA, there could be a potential adverse impact on the assumed twelve-year exclusivity in the event a like-kind biologic is approved and enters the market prior to the approval of Ampion.

Ampion for COVID-19

The COVID-19 pandemic has resulted in millions of cases and deaths worldwide with figures continuing to reflect significant expansion of the pandemic. The COVID-19 infection is an acute respiratory illness caused by a novel coronavirus (SARS-COV-2). Once infected, the COVID-19 virus can move into a patient’s respiratory tract where the lungs may become inflamed, making breathing difficult and requiring treatment with oxygen, and in some cases resulting in death. We believe it is imperative that effective therapeutic treatments are identified and developed to combat the damaging inflammation and clinical effects resulting from COVID-19 infection.

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

As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome for COVID-19 patients.

Ampion Development for Treating COVID-19 Induced Inflammation

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders. Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes related to COVID-19 inflammatory conditions (i.e., progression to respiratory failure, the need for assisted breathing and ultimately mortality).

Ampion is currently in development under an active Investigational New Drug application (“IND”) with the FDA as an IV treatment for COVID-19 patients. In late 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no significant differences in the incidence, frequency, and severity of adverse events between IV Ampion and the Standard of Care (“SOC”). Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement, as recommended by the WHO.

AP-017 study

Following these results, the Company discussed the potential Emergency Use Authorization (“EUA”) of Ampion for COVID-19 patients with the FDA and the agency recommended the Company conduct a Phase II study in COVID-19 patients. The Phase II study, AP-017, titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation” commenced enrollment in July 2021. The study is designed to enroll approximately 200 patients and utilizes an interim analysis at 30 patients for sample size re-estimation as needed. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, and uncertainty regarding adequate hospital staffing to conduct the clinical trial, there could be risks associated with completing the AP-017 study as designed.

Ampion is currently in development under an active IND with the FDA as an inhaled therapeutic treatment for adults suffering from respiratory related complications as a result of COVID-19. In April 2021, we announced the results from 40 patients in the Phase I study, AP-014, titled “A Randomized Controlled Trial to Evaluate the Safety and Efficacy of Nebulized Ampion In Adults with Respiratory Distress Secondary to COVID-19 Infection”. The AP-014 study not only met its primary safety endpoint, but the final data showed a greater improvement in all-cause mortality in COVID-19 patients with Ampion treatment and SOC, over patients treated using only SOC. Specifically, mortality in the SOC group was 24%, while in the group treated with Ampion and SOC, mortality was only 5%, representing an almost 80% improvement.

Other key findings from the study continue to show a positive outcome for patients treated with Ampion and SOC including:

●	Patients who received Ampion required less hospitalization time. The average hospital length of stay was four days less for the Ampion group compared to the patients receiving SOC.
●	Patients treated with Ampion were either stable or showed improvement on a scale of clinical improvement compared to patients treated using SOC. By day five, 89% of patients who received Ampion were stable or had improvement compared to 77% of patients who received SOC. This trend in improvement with Ampion treatment is noted as early as day two and continues to day five.
●	Ampion treatment was safe and well-tolerated in all patients. There were no significant adverse events with Ampion treatment, and no drug-related serious adverse events were reported.

AP-019 study

The data from the AP-014 study was presented to the FDA for guidance as a potential EUA therapy. The FDA provided guidance and recommended that we proceed to a Phase II study in COVID-19 patients. In June 2021, we commenced enrollment in the U.S. in the Phase II study, AP-019, titled “A Randomized, Double-Blinded, Placebo-Controlled Phase II Study to Evaluate the Safety and Efficacy of Inhaled Ampion in Adults with Respiratory Distress Due to COVID-19”. In September 2021, we received regulatory approval from the Drugs Controller General of India and enrollment commenced in India in October 2021. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, and uncertainty regarding adequate hospital staffing to conduct the clinical trial, there could be risks associated with completing the AP-019 study as designed.

AP-018 study

In March 2021, we initiated the AP-018 study titled, “A Randomized, Double-Blinded, Placebo-Controlled Phase I Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID)”, as an inhaled therapeutic treatment. This study was initiated in response to a growing concern that an increasing number of people who have recovered from COVID-19 are experiencing ongoing effects including, but not limited to prolonged respiratory complications months after the onset of the disease, also known as PASC, Long-COVID, and/or long-hauler syndrome. This study aims to evaluate the safety of Ampion and the clinical outcomes in patients with Long-COVID. In July 2021, we commenced enrollment in the AP-018 study. However, given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, there could be risks associated with completing the AP-018 study as designed.

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

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $211.4 million as of September 30, 2021. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of immunological-based therapies with the ultimate goal of achieving marketing approval from the FDA and comparable foreign regulatory authorities and the subsequent commercialization of Ampion for the indications previously discussed. In addition, while working in parallel with the continued advancement of immunology-based therapies for Ampion, we continue to actively explore licensing and other partnering opportunities with both domestic and global-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

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

As of September 30, 2021, we had $17.1 million of cash and cash equivalents. During the nine months ended September 30, 2021, we sold approximately 6.2 million shares of common stock pursuant to the ATM equity offering program, which yielded gross proceeds of approximately $10.5 million; offset by offering related costs of $0.5 million. We anticipate the continued use of the ATM equity offering program in a disciplined manner based on near-term liquidity needs and may seek to supplement the funds raised with separate private or public equity offering(s). Based on our current cash position, projection of operations and expected access to equity financing, we believe we will have sufficient liquidity to fund operations through the first quarter of 2023. This projection is based on many assumptions that may prove to be incorrect. Despite the prior access and use of the ATM equity offering program in a manner to provide sufficient ongoing liquidity to the Company, the ATM is not considered to represent a source of committed capital. As such, it is possible that the Company could exhaust its available cash and cash equivalents earlier than presently anticipated. In addition, as the global pandemic continues, its effect on the Company’s operations and ability to raise capital through the ATM equity offering program, or otherwise, remains uncertain and subject to change. These existing and on-going factors continue to raise substantial doubt about our ability to continue as a going concern (see Note 2 to the Financial Statements).

Our shelf registration statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the shelf registration statement. We had $66.8 million remaining under the shelf registration statement as of September 30, 2021. However, we cannot be certain that we will be able to secure additional financing or that any funding, or securities offered pursuant to the shelf registration statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

September 30, 2021

Authorized shares	300,000,000

Common stock outstanding	200,458,263
Options outstanding	5,676,989
Warrants outstanding	3,623,598
Shares reserved for issuance under 2019 Stock and Incentive Plan	7,918,755
Available shares	82,322,395

Effective registration statement	$100,000,000
ATM activity (May 6, 2020 - September 30, 2021)	(33,213,000)
Remaining amount on registration statement	$66,787,000

Average stock price immediately preceding September 30, 2021
30 day	$1.66
60 day	$1.55
90 day	$1.55

Even though we had approximately 82.3 million shares of common stock authorized and available for future issuance as of September 30, 2021, our ability to raise additional funds by issuing securities pursuant to the current shelf registration statement is limited to the $66.8 million remaining, of which $13.3 million is currently reserved for the ATM equity offering program. Based on the table above, the average stock price could represent a range of our ability to draw down on the residual shelf capacity. In addition, we, at our discretion, may file a new shelf registration statement to register the issuance and sale of any remaining shares of common stock that are authorized for issuance and/or any other equity or debt securities that may be issued by the Company.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets and the ability of the Company to continue as a going concern (see Note 2 to the Financial Statements). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our 2020 Annual Report. Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2020 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2021) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2021 Compared to September 30, 2020

We recognized a net loss for the three months ended September 30, 2021 (“2021 quarter”) of $3.6 million compared to a net loss of $3.4 million for the three months ended September 30, 2020 (“2020 quarter”). The net loss during the 2021 quarter was primarily attributable to operating expenses of $3.8 million; partially offset by the non-cash derivative gain of $0.2 million. The net loss during the 2020 quarter was primarily attributable to operating expenses of $3.3 million. Operating expenses increased $0.5 million from the 2020 quarter to the 2021 quarter primarily due to a $0.9 million increase in research and development costs, partially offset by a $0.4 million decrease in general and administrative costs, both of which are further explained below.

We recognized a net loss for the nine months ended September 30, 2021 (“2021 period”) of $10.8 million compared to a net loss of $11.3 million for the nine months ended September 30, 2020 (“2020 period”). The net loss during the 2021 period was primarily attributable to operating expenses of $11.3 million, partially offset by the non-cash derivative gain of $0.5 million. The modest increase in our stock price during the 2021 period would have normally caused an increase in the warrant liability, resulting in a derivative loss to be recognized. However, during the nine months ended September 30, 2021, we had 284,100 investor warrants exercised, which caused the warrant liability to decrease, offsetting the derivative loss from the increase in stock price and resulting in the recognition of a net derivative gain. The net loss during the 2020 period was primarily attributable to operating expenses of $11.9 million, partially offset by the gain realized from the PPP loan forgiveness of $0.5 million and non-cash derivative gain of $0.2 million. The outstanding amount of investor warrants decreased due to warrant exercises, causing the valuation of the warrant liability to decrease, resulting in a non-cash derivative gain, which was partially offset by a modest appreciation in our stock price during the 2020 period. Total operating expenses decreased $0.6 million from the 2020 period to the 2021 period primarily due to a $0.7 million decrease in general and administrative costs, partially offset by a $0.1 million increase in research and development costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical trial and sponsored research expenses	$1,164,000	$272,000	$2,742,000	$3,201,000
Salaries and benefits	644,000	611,000	1,878,000	1,960,000
Depreciation	257,000	291,000	813,000	877,000
Operations / manufacturing	117,000	235,000	734,000	336,000
Laboratory	276,000	68,000	657,000	255,000
Professional fees	81,000	10,000	188,000	51,000
Equipment rental and repair	25,000	36,000	69,000	68,000
Stock-based compensation	—	72,000	46,000	142,000
Regulatory / FDA	30,000	60,000	36,000	137,000
Total research and development	$2,594,000	$1,655,000	$7,163,000	$7,027,000

2021 Quarter Compared to 2020 Quarter

Research and development costs increased by approximately $0.9 million, or 57%, for the 2021 quarter compared to the 2020 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased by approximately $0.9 million, or 328%, for the 2021 quarter compared with the 2020 quarter as a result of incremental costs associated with the continuation of the Phase I and II COVID-19 studies totaling $0.7 million, which were initiated subsequent to the 2020 quarter. In addition, we initiated the AP-013 study database contract in December 2020 to ensure the validity and accuracy of the study data prior to FDA submission. It is important to note that the AP-013 study was paused in April 2020 as a result of the pandemic. However, in September 2021, the CRO substantially completed the review of the AP-013 study database.

Laboratory

Laboratory expenses increased $208,000, or 306%, for the 2021 quarter compared with the 2020 quarter as a result of incremental spend associated with pre-clinical research and discovery with a primary focus on additional novel applications to further leverage the Ampion platform technology.

Operations / manufacturing

Operations / manufacturing expenses decreased $118,000, or 50%, for the 2021 quarter compared with the 2020 quarter as a result of the prior period production of clinical trial products utilized in the current clinical studies.

2021 Period Compared to 2020 Period

Research and development costs increased by approximately $0.1 million, or 2%, for the 2021 period compared to the 2020 period. Research and development costs with variances above $175,000 and 10% compared with the previous period are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased by approximately $0.5 million, or 14%, primarily due to the AP-013 study being paused in April 2020 as a result of the pandemic. The incremental costs incurred during the 2021 period, as a result of initiating the AP-013 study database contract in December 2020, were modestly less than the clinical trial costs incurred during the 2020 period prior to the pause of the study. In September 2021, the CRO substantially completed the review of the AP-013 study database. In addition, during the 2021 period, we incurred incremental costs associated with the continuation of the Phase I and II studies totaling $1.3 million, which were initiated subsequent to the 2020 period.

Laboratory

Laboratory expenses increased $402,000, or 158%, for the 2021 period compared with the 2020 period as a result of incremental spend associated pre-clinical research and discovery with a primary focus on additional novel applications to further leverage the Ampion platform technology.

Operations / manufacturing

Operations / manufacturing expenses increased $398,000, or 118%, for the 2021 period compared with the 2020 period as a result of the current period production of clinical trial products to be utilized in the current clinical studies.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Professional fees	$474,000	$445,000	$1,470,000	$1,798,000
Insurance	262,000	341,000	932,000	933,000
Salaries and benefits	237,000	236,000	714,000	748,000
Facilities	128,000	121,000	383,000	368,000
Stock-based compensation	47,000	405,000	314,000	692,000
Director fees	68,000	60,000	227,000	203,000
Other	28,000	32,000	100,000	81,000
Travel and meetings	7,000	4,000	22,000	65,000
Depreciation	6,000	3,000	18,000	8,000
Total general and administrative	$1,257,000	$1,647,000	$4,180,000	$4,896,000

2021 Quarter Compared to 2020 Quarter

General and administrative costs decreased $0.4 million, or 24%, for the 2021 quarter compared to the 2020 quarter. General and administrative costs with variances above $75,000 and 10% are further explained below.

Insurance

Insurance expense decreased $79,000, or 23%, for the 2021 quarter compared to the 2020 quarter due primarily to a decrease in our D&O insurance premiums as a result of favorable negotiations with the insurance carriers, which were influenced by the dismissal of the securities class action and derivative cases during the third quarter of 2020.

Stock-based Compensation

Stock-based compensation expense decreased $0.4 million, or 88%, for the 2021 quarter compared to the 2020 quarter due to the issuance of stock options to employees and modification of stock options previously awarded to non-employee directors during the 2020 quarter.

2021 Period Compared to 2020 Period

General and administrative costs decreased $0.7 million, or 15%, for the 2021 period compared to the 2020 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees decreased $0.3 million, or 18%, for the 2021 period compared to the 2020 period due primarily to a decrease in litigation related legal costs which are directly attributable to the dismissal of the securities class action and derivative cases during the third quarter of 2020.

Stock-based Compensation

Stock-based compensation expense decreased $0.4 million, or 55%, for the 2021 period compared to the 2020 period due to the issuance of stock options to employees and modification of stock options previously awarded to non-employee directors during the 2020 period.

Cash Flows

Cash flows for the respective periods are as follows:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(10,385,000)	$(11,849,000)
Net cash used in investing activities	(97,000)	(48,000)
Net cash provided by financing activities	10,254,000	14,726,000
Net change in cash and cash equivalents	$(228,000)	$2,829,000

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, our operating activities used approximately $10.4 million in cash and cash equivalents, which was slightly less than our reported net loss of $10.8 million. The difference is primarily a result of periodic non-cash charges related to depreciation and amortization and stock-based compensation totaling $1.2 million; partially off-set by the non-cash adjustment for the warrant derivative gain totaling $0.5 million and increase in working capital of $0.2 million.

During the nine months ended September 30, 2020, our operating activities used approximately $11.9 million in cash and cash equivalents, which was more than our net loss of $11.3 million primarily as a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.7 million and non-cash adjustments for the warrant derivative and PPP funding totaling $0.7 million; partially off-set by non-cash charges related to depreciation and amortization, stock-based compensation totaling $1.8 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, $97,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

During the nine months ended September 30, 2020, $48,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, we received gross proceeds of approximately $10.5 million from the sale of approximately 6.2 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.5 million. In addition, we also received proceeds of $0.2 million from investor warrant exercises and stock option exercises.

During the nine months ended September 30, 2020, we received gross proceeds of $15.1 million from the sale of 23.7 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.9 million. In addition, we also received proceeds of $0.5 million from investor warrant exercises.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue or profits. Over this period, we have continued to be focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions; all of which has required raising a substantial amount of capital. As of September 30, 2021, we do not have a fixed and determinable committed source of liquidity to meet our expected obligations over the next twelve months. Specifically, we had $17.1 million of cash and cash equivalents as of September 30, 2021.

Although the ATM and/or other equity financing programs are not committed sources of liquidity, based on expected access to the ATM, consistent with previous periods, and potential for future equity financing programs, we project that we will have sufficient liquidity to fund operations through the first quarter of 2023. Our projection is based on many assumptions that may prove to be incorrect. In addition, as the global pandemic continues in an unpredictable manner, its effect on our business operations and ability to raise capital through the ATM equity offering, or otherwise, remains highly uncertain and subject to change. While we believe the studies currently being conducted will be successful, we anticipate that we will seek to raise additional capital investments in both the near and long-term to enable us to primarily support clinical development of Ampion and existing base business operations. We intend to continue our close evaluation of the overall capital markets to determine the appropriate timing and funding level for any such capital raising activities, which will primarily depend on our stock price and existing market conditions relative to our need for funds at such time.

The audit report on our financial statements for the fiscal year ended December 31, 2020 contains an explanatory paragraph indicating that there was substantial doubt about our ability continue as a going concern. In order to address the going concern, we have prepared a projection through November 30, 2022. Our projection reflects cash requirements for fixed, recurring base business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting our current and projected clinical development programs.

In May 2020, the shelf registration statement was declared effective by the SEC and, as of September 30, 2021, we had approximately $66.8 million available for issuance under the shelf registration statement with approximately 82.3 million authorized shares of common stock remaining available for issuance.

In the event that we are unable to obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed appropriate, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all rights to Ampion, at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Uncertainties relating to recent changes in our management team may adversely affect our operations.

We are highly dependent on our executive officers, the loss of whose services may adversely impact the achievement of our objectives. As previously announced, we have recently experienced several changes to our senior management team which are designed to strengthen the management team and realign the responsibilities of Michael Macaluso, our Chief Executive Officer, while he undergoes medical treatment. While we expect to engage in an orderly transition process as we integrate newly appointed officers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price.

The results of clinical trials conducted at clinical trial sites outside the U.S. might not be accepted by the FDA, and data developed outside of a foreign jurisdiction similarly might not be accepted by such foreign regulatory authority.

Some of the clinical trials for our product candidates are being conducted outside the U.S., and we may conduct additional clinical trials outside the U.S. in the future. Although the FDA, or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles such as an Institutional Review Board or ethics committee approval and informed consent. The FDA expects the clinical trial data to apply to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. The FDA may not accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, we must also ensure that any data submitted to foreign regulatory authorities adheres to their standards and requirements for clinical trials and there can be no assurance a comparable foreign regulatory authority would accept data from trials conducted outside of its jurisdiction.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. Our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us or our licensors to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and any patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensors. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended September 30, 2021, we issued 56,663 shares of common stock to former placement agents as a result of net exercises of placement agent warrants, with an exercise price of $0.94 per share of common stock, where the total number of shares of common stock to be issued were reduced to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

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
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

#Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael Macaluso
Michael Macaluso
Chairman and Chief Executive Officer
Date: November 10, 2021

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
Date: November 10, 2021