Form 10-K
period 2021-12-31
Ampio Pharmaceuticals, Inc.
filed 2022-03-29
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ⌧

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $329.7 million based on the closing price of $1.67 as of that date.

As of February 15, 2022, 227,186,867 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2022 annual meeting of shareholders (“2022 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy, risks, and plans and objectives of management for future operations, are intended as forward-looking statements. Forward looking statements are generally written in the future or conditional tense and/or are preceded by words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access funding through our “at-the-market” equity offering or through other equity or debt offerings;
●	our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel;
●	the progress and results of clinical trials for Ampion and additional costs or delays associated therewith;
●	the significant competition in the search for a successful treatment for the novel Coronavirus Disease 2019 (“COVID-19”);
●	our ability to enroll hospitalized patients in our Phase 1 and 2 trials of Ampion for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies;
●	our ability to receive regulatory approval for and sell the products that we are developing for the treatment of COVID-19;
●	our reliance on third parties to conduct our clinical trials resulting in costs or delays that prevent us from successfully commercializing Ampion;
●	competition for patients in conducting clinical trials, delaying product development and straining our limited financial resources;
●	the risk and costs associated with our decision to suspend enrollment in the Phase 3 clinical trial for treatment of severe Osteoarthritis of the Knee due to considerations relating to the COVID-19 pandemic, and the possibility that the data generated by that clinical trial may have been adversely impacted by the COVID-19 pandemic;

●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;
●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;
●	the possibility that, even if Ampion is approved for commercialization, the U.S. Food and Drug Administration (“FDA”) may impose limitations on its use or reduce the approved indications on the product label;
●	expenses and costs we will incur to comply with FDA post-approval requirements if we, or our collaborators, obtain marketing approval for Ampion;
●	government restrictions on pricing reimbursement, as well as other healthcare payor cost-containment initiatives;
●	our ability to obtain approval to develop, manufacture and sell our products in global markets;
●	our ability to realize the investment we made in our manufacturing facility if Ampion does not receive marketing approval;
●	adverse effects and the unpredictable nature of the ongoing COVID-19 pandemic;
●	the strength, enforceability and duration of our intellectual property protection, and the eligibility of our patent portfolio for FDA market exclusivity;
●	our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or other strategic activities.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on the expectations, estimates, projections, beliefs and assumptions of our management, based on information currently available to management, all of which are subject to change. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside our control, any of which could cause our actual results and the timing of certain events to differ materially and adversely from those expressed or implied by such forward-looking statements. Additional factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

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

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1.Business.

Overview

We are a pre-revenue stage biopharmaceutical company focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis.

Ampion, our lead product candidate, has unique immunomodulatory action and anti-inflammatory effects, which may provide a treatment for individuals with inflammatory conditions including, but not limited to, severe osteoarthritis of the knee (“OAK”), osteoarthritis related to other joints (i.e., hip, shoulder, ankle and hand), and the widespread inflammation associated with COVID-19 infection.

Ampion is currently in development as an intra-articular injection treatment for severe OAK, an intravenous (“IV”) and inhaled treatment for hospitalized severe and/or critical COVID-19 patients, and an at-home inhalation treatment for patients with prolonged respiratory symptoms due to COVID-19, commonly referred to as “Long-COVID.” Clinical development of Ampion is advancing through several clinical trials in the United States and abroad. We are currently conducting and involved in the ongoing management of four discrete clinical trials; all of which are at various stages of completion. The clinical trials in progress as of December 31, 2021 are as follows:

Study Name	Title
AP-013	A Randomized, Controlled, Double-Blind Phase 3 Study to Evaluate the Efficacy and Safety of an Intra-Articular Injection of Ampion in Adults with Pain Due to Severe Osteoarthritis of the Knee
AP-017	A Randomized, Double-Blinded, Placebo-Controlled Phase 2 Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation
AP-019	A Randomized, Double-Blinded, Placebo-Controlled Phase 2 Study to Evaluate the Safety and Efficacy of Inhaled Ampion in Adults with Respiratory Distress Due to COVID-19
AP-018	A Randomized, Double-Blinded, Placebo-Controlled Phase 1 Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID)

In addition, we continue our research and discovery efforts for additional Ampion applications. Laboratory results suggest that Ampion may have the potential to treat a wide variety of inflammatory and autoimmune diseases. Pre-clinical and discovery work is also underway for additional applications and indications for Ampion.

Our therapeutic product pipeline is the result of more than two decades of research at leading hospital-based research centers. Significant discoveries in both scientific and clinical research have been published in peer-reviewed journals, highlighting the depth of research supporting Ampion’s therapeutic capabilities. Ampion is backed by an extensive and robust United States and global patent portfolio with intellectual property protection extending through 2037 for OAK and 2041 for use of Ampion to treat viral respiratory conditions, including COVID-19. In addition, we believe that if approved as a novel biologic, Ampion may be eligible for 12-year FDA market exclusivity under the Biologics Price Competition and Innovation Act of 2009.

AMPION

We have developed a novel biologic drug, Ampion, which contains active ingredients that target multiple pathways in the innate immune response characteristic of inflammatory disease. In vitro studies in human cellular models have shown that Ampion represses the transcription of proteins responsible for inflammation, while activating anti-inflammatory proteins responsible for signaling tissue growth and healing. Ampion achieves its biological effect by targeting the elevated inflammatory cytokines, which is common in multiple inflammatory diseases like osteoarthritis and respiratory disease, and other infectious and inflammatory conditions. Ampion has been shown to uniquely reduce inflammation along multiple pathways, unlike other anti-inflammatory therapies that target only one mechanism.

Ampion has been developed for use, and has been cleared by the FDA for investigation, in multiple routes of administration.

●	Intra-articular injection places Ampion right where it is needed to locally treat inflammation. The OAK trials are evaluating the safety and efficacy of intra-articular injection into the knee joint.
●	Inhalation provides direct application of Ampion to locally treat inflammation in the lungs. Certain COVID-19 clinical trials are evaluating the safety and efficacy of Ampion inhalation in the lungs of COVID-19 patients with respiratory distress and Long-COVID, which is supported by top-line results from the AP-014 study, our initial Phase 1 trial for this indication.
●	Intravenous administration provides systemic application of Ampion to broadly treat inflammation throughout the body. An additional COVID-19 clinical trial is evaluating the safety and efficacy of Ampion IV treatment in hospitalized severe and critical COVID-19 patients.

We believe that the Ampion mechanism of action provides a therapeutic effect by interrupting the dysregulated immune system responsible for the disease, damage, and pain attributed to many inflammatory and degenerative conditions. We consider Ampion to be a platform drug which could be developed to treat an array of inflammatory diseases throughout the body.

Ampion for Osteoarthritis

Ampion targets the cellular pathways in the innate immune response correlated with pain, inflammation, and joint damage from osteoarthritis. As described above, in vitro studies have shown that Ampion represses the transcription of inflammatory cytokines responsible for inflammation, while activating anti-inflammatory proteins responsible for tissue growth and healing. We believe that this mechanism of action interrupts the disease process responsible for the pain and disability associated with OAK while providing market expansion potential as a disease-modifying biologic drug.

We are currently developing Ampion as an intra-articular injection to treat the signs and symptoms of severe OAK, which continues to affect an increasing number of patients in the United States and other countries worldwide. OAK is a progressive disease characterized by gradual degradation and loss of cartilage due to inflammation of the soft tissue and bony structures of the knee joint. Progression of the most severe form of OAK leaves patients with little or no treatment options other than a total knee arthroplasty. The FDA has asserted that severe OAK is an “unmet medical need” with no existing licensed therapy available. While we believe that Ampion could successfully treat this “unmet medical need,” our ability to market this product is subject to FDA approval in the United States and equivalent foreign regulatory authorities worldwide.

Osteoarthritis Market Opportunity

Osteoarthritis (“OA”) is the most common form of arthritis, and according to the Centers for Disease Control and Prevention (the “CDC”), OA affects over 32.5 million adults in the United States. It is a progressive and debilitating disease of the joints involving degradation of the intra-articular cartilage, joint lining, ligaments, and bone. Certain risk factors in conjunction with natural wear and tear lead to the breakdown of cartilage. Osteoarthritis is caused by inflammation of the soft tissue and bony structures of the joint, which worsens over time and leads to progressive thinning of intra-articular cartilage. Other progressive effects include narrowing of the joint space, synovial membrane thickening, osteophyte formation and increased density of the subchondral bone. Based on Research and Markets’ “Osteoarthritis Treatment Market – Growth, Trends, COVID-19 impact, and Forecasts (2021 – 2026),” the OA treatment market was valued at approximately $5.8 billion in 2020 and is expected to reach $8.2 billion by 2026, at a compound annual growth rate of 5.8% from 2020 to 2026. The global demand for OAK treatment is expected to be fueled by aging demographics and increased awareness of treatment options. Despite the size and growth of the OAK market, only a few viable treatment options currently exist, with none labeled specifically for the patient population with severe disease.

Ampion Development for OAK

Since our inception, we have conducted multiple clinical trials and have advanced through late-stage clinical trials in the United States, initially under the guidance of the FDA’s Office of Blood Research and Review and most recently under the guidance of the FDA’s Office of Tissues and Advanced Therapies.

The AP-003-A study was a multicenter, randomized, double-blind Phase 3 trial of 329 patients who were randomized 1:1 to receive Ampion or saline control via intra-articular injection. The study showed a statistically significant reduction in pain compared to the control, with an average of greater than 40% reduction in pain from baseline at 12 weeks with Ampion treatment. Patients who received Ampion also showed a significant improvement in function and quality of life at 12 weeks compared to patients who received the saline control. Quality of life was assessed using Patient Global Assessment. Furthermore, the trial included severely diseased patients, defined radiographically as Kellgren Lawrence Grade 4 (“KL 4”). From this patient population, those patients who received Ampion had a significantly greater reduction in pain than those who received the saline control. Ampion was well tolerated with minimal adverse events reported in either the Ampion or saline treated groups. There were no drug-related serious adverse events in either group.

In 2018, the FDA confirmed that our Phase 3 pivotal trial, AP-003-A, was adequate and well-controlled, provided evidence of the effectiveness of Ampion and could contribute to the substantial evidence of effectiveness needed for the approval of a Biologics License Application (“BLA”). In addition, the FDA provided guidance that we should complete an additional Phase 3 trial of severe OAK patients with concurrent controls to support a marketing application of Ampion for OAK patients.

AP-013 study

The AP-013 study was a multicenter, randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 1,043 patients with severe OAK who were randomized 1:1 to receive Ampion or saline control via intra-articular (“IA”) injection. The primary objectives of the study were to evaluate the effects of Ampion treatment on pain and function. The study was sized to detect superiority of treatment in the co-primary endpoint of function, which required a larger study (i.e., 1,034 patients) than required for pain alone (approximately 500 patients provides more than 85% power).

The AP-013 study was initiated in June 2019 and was ongoing when the COVID-19 pandemic began. The Secretary of Health and Human Services declared a public health emergency (“PHE”) on January 31, 2020 and the President declared a national emergency in response to COVID-19 on March 13, 2020. The AP-013 study was impacted by the COVID-19 pandemic, as was the case with many clinical studies being conducted at that time. The study was paused in April 2020 due to patient and site safety concerns about COVID-19, the inability of sites to support remote visits, and the resulting unanimous recommendation from the study’s safety monitoring committee given the influence of the COVID-19 pandemic on the conduct of the study and its participants.

The FDA acknowledged the impact of COVID-19 on clinical trials in the “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic,” which outlined the FDA’s guidance to assist sponsors in assuring the safety of clinical trial participants, complying with good clinical practice (“GCP”), and minimizing risks to clinical trial integrity during the outbreak. The FDA also issued an update to its Guidance for Industry regarding the statistical principles for sensitivity analysis in clinical trials. In discussions with the FDA, the agency recommended that we identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. Following this guidance, we initiated close-out of the study, locked the database, and conducted a preliminary analysis. These preliminary results were communicated in a press release on September 15, 2021, and as stated at that time, a more thorough analysis of the data was subsequently performed for presentation to the FDA.

Early in the first quarter of 2022, we completed these additional analyses in consideration of FDA feedback and guidance documents and requested a Type C meeting with the FDA. In our meeting request, we presented the results of the recommended sensitivity analysis, which suggested the clinical trial data in the full set of randomized patients, which is known as the intention to treat (“ITT”) population, was adversely impacted by the COVID-19 pandemic (p<0.001). The currently analyzed results of the AP-013 study show that statistical superiority of Ampion as compared with saline was not observed in the ITT population, which was likely due to the substantial number of missing visits and large amounts of data imputation required to assess efficacy, particularly for patients enrolled after the declaration of the PHE. The missing data similarly effected both arms of the study. This substantial amount of missing data would impact the estimation of the treatment effect, and per study plans, triggered the use of a modified intent-to-treat (mITT) efficacy analysis population, which was also presented to the FDA in the request for a meeting.

The detailed analyses using the proposed mITT population (n=618 patients), which was based in part on randomization date to determine impact of COVID-19, demonstrated a significant reduction in pain (p=0.042) with trends towards functional improvement (Ampion treatment was numerically better than saline) in severely diseased OAK patients. Sensitivity and robustness analyses showed the proposed mITT population was not impacted by COVID-19, required less imputation due to missing visits, and preserved randomization, which supports the use of the mITT for the evaluation of efficacy.

In addition, the Per-Protocol population (“PP”) is defined in the AP-013 study protocol to include all patients from the full set of randomized patients who did not have major protocol violations. By definition, this minimizes the substantial amounts of missing data due to COVID-19, which impacted the ITT estimation of the treatment effect. Analysis using this PP population (n=580) demonstrated statistical superiority of Ampion compared with saline for both the endpoints of pain (p=0.020) and function (p=0.027).

Ampio believes that the AP-013 results using the mITT analysis, supported by the PP analysis, confirm the results from the first pivotal AP-003-A study. The AP-013 mITT efficacy population, analyses, and impact on the study due to COVID-19, will be discussed with the FDA in the first half of 2022. Despite the influence of COVID-19, we believe the analysis of the AP-013 study retained sufficient power and preserved randomization in order to assess the treatment of pain due to OAK. Ampio maintains that the results of these analyses support Ampion as a clinically meaningful treatment option for severely diseased OAK patients.

Additionally, a preliminary integrated analysis of the proposed AP-013 mITT population combined with severe OAK subjects from previous Ampion clinical trials randomized 1:1 with Ampion or saline control, which included over 1,000 patients, indicated that subjects treated with Ampion had a statistically significant improvement in pain and function as compared to those treated with saline.

Ampion has been administered via IA injection in the knee to more than 1,500 patients, including over 1,000 severe OAK patients, and the side effects have been mild and not related to Ampion. The safety data demonstrates the benefits for Ampion treatment do not come at an increased risk to safety. Our review of publicly available literature supports a conclusion that the rate of adverse events for Ampion treatment, including in patients with severe OAK, is more favorable than that observed in currently marketed products used for pain due to OAK. Proposed label indications will be discussed with the FDA when a license application is submitted for review.

We cannot know the potential outcome of the review of this data by the FDA. The submission of data does not provide assurance that the FDA will agree that we are in position to file the BLA, that the FDA will accept our BLA for Ampion when submitted, or that our trial results will be adequate to support approval. Those issues will be addressed during the review of the submitted application and are determined based on the adequacy and merit of the overall submission. Final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entirety of the data provided in the application. If the FDA requires us to perform an additional clinical trial, this circumstance would significantly change our future contractual commitments. Depending on the length of the review period prior to BLA approval, there could be a potential adverse impact on the assumed 12-year exclusivity in the event a like-kind biologic is approved and enters the market prior to the approval of Ampion.

Ampion for COVID-19

The ongoing COVID-19 pandemic has resulted in millions of cases and deaths worldwide. Once infected, the COVID-19 virus can move into a patient’s respiratory tract where the lungs may become inflamed. This can make breathing difficult, requiring treatment with oxygen, and in some cases result in death. We believe it is imperative that effective therapeutic treatments are identified and developed to combat the damaging inflammation and clinical effects resulting from COVID-19 infection.

Nonclinical in vitro studies show Ampion decreases the production of inflammatory cytokines associated with the hyperactive inflammatory response present during COVID-19 infection. Elevated levels of inflammatory cytokines are correlated with COVID-19 severity and may also trigger additional complications including pneumonia, Acute Lung Injury (“ALI”) and/or Acute Respiratory Distress Syndrome (“ARDS”), which are leading causes of mortality from COVID-19. By targeting and reducing the production of these inflammatory cytokines, Ampion may improve the clinical outcome for patients with COVID-19.

Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes and decrease the progression and severity of associated COVID-19 inflammatory conditions (i.e., COVID-19 pneumonia, ALI, ARDS, and ultimately mortality). Accordingly, Ampion may provide an option for COVID-19 patients.

As an immunomodulatory agent, we believe that Ampion may be effective in improving the clinical course and outcome for COVID-19 patients.

COVID-19 Market Opportunity

The COVID-19 pandemic has resulted in multiple millions of cases and deaths worldwide with figures continuing to reflect significant expansion of the pandemic. Complications of severe COVID-19 infection include ARDS, ALI, pneumonia, sepsis and septic shock, cardiomyopathy and arrhythmia, acute kidney injury and prolonged hospitalization for other complications (i.e., secondary bacterial infection). The COVID-19 pandemic continues to transform the growth of various industries and the immediate market impact varies. The global demand for COVID-19 therapeutics is expected to be fueled by the continued mutations of the virus and the desire for multiple types of treatment options. We believe that it is imperative that effective treatments are identified and developed to address the full spectrum of clinical features of COVID-19 infection, from the need for oxygen to the progression to ARDS, and Long-COVID.

Ampion Development for Treating COVID-19 Induced Inflammation

Ampion is in development as a novel biologic drug that regulates multiple therapeutic targets in the innate immune system responsible for the inflammation, tissue damage and pathogenesis associated with dysregulated immune disorders. Due to its mode of action, Ampion may be a viable treatment option for those infected with COVID-19 to improve clinical outcomes related to COVID-19 inflammatory conditions (i.e., progression to respiratory failure, the need for assisted breathing and ultimately mortality). A number of treatments for acute COVID-19 have been approved, and previously approved therapies are being successfully used in COVID-19, and global vaccination programs are underway, alongside unpredictable mutations of the virus (new variants), and together these are altering the clinical manifestations of the disease and the market for treatments.

Ampion is currently in development under active Investigational New Drug applications (“INDs”) with the FDA as an IV and inhalation treatment for COVID-19 patients. In late 2020, we announced the results of the AP-016 study, which met its primary endpoint and found Ampion to be safe and well-tolerated with no significant differences in the incidence, frequency, and severity of adverse events between IV Ampion and the Standard of Care (“SOC”). Secondary efficacy endpoints from the study suggest Ampion may improve the clinical outcome for patients with COVID-19 as measured by the ordinal scale of clinical improvement, as recommended by the World Health Organization (the “WHO”).

In April 2021, we announced the results from 40 patients in the Phase 1 study, AP-014, titled “A Randomized Controlled Trial to Evaluate the Safety and Efficacy of Nebulized Ampion In Adults with Respiratory Distress Secondary to COVID-19 Infection”. The AP-014 study met its primary safety endpoint, and showed an improvement in all-cause mortality in COVID-19 patients with inhaled Ampion treatment and SOC, over patients treated using only SOC. Specifically, mortality in the SOC group was 24% while the group also treated with inhaled Ampion had a mortality rate of only 5%, representing an almost 80% improvement.

Other key findings from the AP-014 study continue to show a positive outcome for patients treated with inhaled Ampion and SOC including:

•	Patients who received Ampion required less hospitalization time. The average hospital stay was four days less for the Ampion group compared to the patients receiving SOC.
•

Patients treated with Ampion were either stable or showed improvement on a scale of clinical improvement compared to patients treated using SOC. By day five, 89% of patients who received Ampion were stable or had improvement compared to 77% of patients who received SOC. This trend in improvement with Ampion treatment is noted as early as day two and continues to day five.

•	Ampion treatment was safe and well-tolerated in all patients. There were no significant adverse events with Ampion treatment and no drug-related serious adverse events were reported.

AP-017 study – IV Ampion treatment

Following the results of the AP-016 study, we discussed with the FDA a potential Emergency Use Authorization (“EUA”) of IV Ampion treatment for COVID-19 patients and the agency recommended we conduct a Phase 2 study in COVID-19 patients. The Phase 2 study, AP-017, titled “A Randomized, Double-Blinded, Placebo-Controlled Phase 2 Study to Evaluate the Safety and Efficacy of Intravenous Ampion in Adult COVID-19 Patients Requiring Oxygen Supplementation” commenced enrollment in July 2021. The study is designed to enroll approximately 200 patients and we have completed an interim analysis at 30 patients for sample size re-estimation. We have noted very slow enrollment due to low COVID admission rates at the participating centers and competing studies. There has been an increase in the number of approved medications to treat COVID-19 and its complications raising the bar for EUA approval. A substantial investment to increase the number of study sites in other countries would be required to complete enrollment. The progression to mechanical ventilation or death has been lower than observed earlier in the pandemic and consequently a subsequent much larger phase 3 clinical trial will be required to document efficacy. Based on the changing impact of COVID-19 as discussed above, we have determined that it is prudent to terminate enrollment and analyze the data completely to determine next steps for the use of IV Ampion. We believe an excellent safety profile of IV Ampion has been documented that will support IV use in COVID-19 and other indications.

AP-019 study – Inhaled Ampion treatment

This data was also presented to the FDA for guidance for inhaled Ampion treatment as a potential EUA therapy. The FDA provided guidance and recommended that we proceed to a Phase 2 study in COVID-19 patients. In June 2021, we commenced enrollment in the U.S. in the Phase 2 study, AP-019, titled “A Randomized, Double-Blinded, Placebo-Controlled Phase 2 Study to Evaluate the Safety and Efficacy of Inhaled Ampion in Adults with Respiratory Distress Due to COVID-19”. The study is designed to enroll approximately 200 patients and utilizes an interim analysis at 150 patients for sample size re-estimation as needed. In September 2021, we received regulatory approval from the Drugs Controller General of India, and we expanded enrollment to India shortly thereafter. We have completed the enrollment for the interim analysis and await data entry. We will determine the next steps for the study when the data has been analyzed.

AP-018 study

In March 2021, we initiated the AP-018 study, titled “A Randomized, Double-Blinded, Placebo-Controlled Phase 1 Study to Evaluate the Safety and Efficacy of Ampion in Patients with Prolonged Respiratory Symptoms due to COVID-19 (Long-COVID),” as an “at home” inhaled Ampion therapeutic treatment. This study was initiated in response to a growing concern that an increasing number of people who have recovered from COVID-19 are experiencing ongoing effects including, but not limited to, prolonged respiratory complications months after the onset of the disease, also known as PASC, Long-COVID, and/or long-hauler syndrome. This study enrolled 32 patients and aims to evaluate the safety of Ampion and the clinical outcomes in patients with Long-COVID. We completed in December 2021, and are currently performing Day 60 post-treatment safety/efficacy measures, which we expect to be completed in the first quarter of 2022. We will then finalize the study results and determine next steps for this program.

Due to the global pandemic and the need for new treatments, regulatory authorities are applying emergency approval programs. These programs include the EUA program in the United States. Our COVID-19 studies are designed to evaluate the safety and efficacy of Ampion treatment in COVID-19 patients. The analysis of the COVID-19 study data will determine if we decide to seek an EUA from the FDA for the use of Ampion for COVID-19 patients. A separate regulatory process will be needed in order to obtain a full marketing authorization (i.e., non-emergency authorization) for the use of Ampion in COVID-19 patients.

Ampion Manufacturing Facility

In May 2014, we commenced a 125-month lease of a multi-purpose facility containing approximately 19,000 square feet. This facility includes quality control and research laboratories, our corporate offices and approximately 3,000 square feet of modular clean rooms to manufacture Ampion.

Since the manufacturing site has been operational, we have implemented a quality system for both U.S. and European Union (“EU”) regulatory compliance, validated the facility for human-use products, produced Ampion and placebo for use in the inception-to-date clinical trials, and successfully produced a significant number of vials of Ampion, which we believe would support the BLA filing.

The manufacturing facility utilizes automated equipment with single-use line sets and modular clean rooms designed to maximize flexibility and scalability while meeting international quality standards to initially satisfy the demand expected in connection with a global launch of the product. We believe that with our direct control and management of the manufacturing process, we are in a strong position to deliver a competitive cost of goods that is significantly lower than the industry benchmark. Additionally, we estimate that the maximum capacity for our existing facility is approximately 8 million 5 mL vials per year. An independent third-party has conducted a quality audit of the Ampion manufacturing facility, which confirmed that our facility is expected to meet the requirements of an FDA pre-approval inspection for the Chemistry, Manufacturing and Controls required for a BLA approval.

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

Market acceptance of Ampion will depend on a number of factors, including: (i) its potential advantages over existing or alternative therapies; (ii) the actual or perceived safety of similar classes of products; (iii) the effectiveness of our sales, marketing, and distribution capabilities and/or those of any partner(s); and (iv) the scope of any approval provided by the FDA or foreign regulatory authorities.

Although we believe Ampion possesses attractive attributes, it may not receive regulatory approval or market acceptance, and we may not be able to compete effectively in the pharmaceutical drug markets. If Ampion fails to gain regulatory approvals and acceptance in its intended markets, we may not generate meaningful revenues or achieve profitability.

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

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trial and imposes what is referred to as a clinical hold. Preclinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. While the IND sponsor and/or clinical trial sponsor may transfer its obligations to third parties, the sponsor ultimately remains responsible for the proper management, documentation and reporting in connection with the clinical trials and the investigational drug, and if the sponsor fails to provide the necessary management and oversight, or if the sponsor or third parties do not comply with applicable regulatory requirements, product development, submission and approval may be adversely impacted. Each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee (“EC”) for sites located outside of the United States. The IRB/EC considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials for use in support of a BLA must be conducted in accordance with the FDA’s Good Clinical Practice (“GCP”) requirements. The FDA and/or IRB/EC may order the temporary, or permanent, discontinuation of a clinical trial or a specific clinical trial site to be halted at any time, or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. Ampio is seeking a BLA for Ampion’s treatment of severe OAK. In Phase 1 clinical trials, a product candidate is typically introduced either into healthy human subjects or patients with the medical condition for which the new drug is intended to be used. The main purpose of the trial is to assess a product candidate’s safety and the ability of the human body to tolerate the product candidate. Phase 1 clinical trials generally include fewer than 50 subjects or patients. During Phase 2 trials, a product candidate is studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to: (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy of the product candidate for specific target diseases or medical conditions, and (iii) assess dosage tolerance and determine the optimal dose for Phase 3 trials. Phase 3 trials are generally undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population with the goal of evaluating the overall risk-benefit relationship of the product candidate. Phase 3 trials will generally be designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy and provide adequate information for labeling of the biologic.

After successful completion of clinical testing under an IND, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The application must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, controls, and proposed labeling. The cost of preparing and submitting a BLA is substantial. Under federal law, the submission of most of these applications are subject to an application user fee, currently approximately $3.1 million. However, the FDA will waive the application user fee for the first human drug application that a small business or its affiliate submits for review. Small businesses are defined as businesses with fewer than 500 employees, therefore Ampio believes that it will be considered a small business and intends to submit a small business waiver for waiver of the BLA application user fee. The manufacturer and/or sponsor under an approved BLA are also subject to an annual program fee, currently approximately $370,000. The annual program fee replaced the product and establishment user fees that the FDA charged in prior years. These fees typically increase annually.

The FDA has agreed to certain performance goals in the review of BLAs. The FDA has committed to a goal of 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Applications for standard biologic products are typically reviewed within ten months; most applications that have been granted priority review are reviewed in six months. There are accelerated review processes at the FDA, including Fast Track Designation and Accelerated Approval, none of which Ampio is currently seeking.

The review process for both standard and priority review may be extended by the FDA for three additional months to consider BLA amendments, including certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel biologic products, or biologic products which present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA typically will inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA typically will inspect the facility or the facilities where the biologic is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the BLA contains data that provide substantial evidence that the biologic is safe and effective for the indication studied.

After the FDA evaluates the BLA and the manufacturing facilities, it will issue either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of the BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the biologic outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Product approval also may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

We have advanced through late-stage clinical trials on Ampion for the treatment of OAK in the United States. Nevertheless, our current regulatory strategy may not secure the final regulatory approval of Ampion for the chosen product indications. In addition, the approval(s) if obtained, may take longer than anticipated. We can provide no assurance that Ampion will prove to be safe or effective. Ampion may not receive required regulatory approvals, or, if approved, may not be successfully commercialized. A subsequent regulatory process is required to lead to full marketing approval and may require additional clinical trials.

Emergency Use Authorization

Under FDCA Section 564, in the event that the Secretary of the U.S. Department of Health and Human Services (“HHS”) declares a public health emergency and implements emergency use authorizations, the FDA may authorize unapproved medical products or unapproved uses of approved medical products for diagnosis, treatment, or prevention of serious or life-threatening diseases or conditions caused by certain threats when specified criteria are met. FDA issuance of an EUA for unapproved products or unapproved uses of approved products is subject to statutory conditions relating, in part, to potential effectiveness and the lack of approved alternatives. The “may be effective” standard for EUAs is a lower standard than the typical requirements for BLA approval, and it is applied by the FDA on a case-by-case basis using a risk-benefit analysis based on the totality of the available scientific evidence.

Once authorized, an EUA generally remains effective until the Secretary of HHS terminates the emergency use authorization declaration (with sufficient advance notice beforehand), or the product or its authorized use is no longer unapproved. The data from our studies, which we are currently analyzing, may not secure Emergency Use Authorization for Ampion for the chosen product indications. In addition, if one or more EUAs are obtained, it may take longer than anticipated. We can provide no assurance that Ampion will prove to be potentially effective with a favorable risk-benefit analysis, will receive an EUA, or if authorized, how long the EUA will remain effective or if the product will be successfully commercialized. A subsequent regulatory process is required to lead to full marketing approval and may require additional clinical trials.

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

We will seek to choose the appropriate route of European regulatory filing in an attempt to accomplish the most rapid regulatory approvals for Ampion when ready for review. However, the chosen regulatory strategy may not secure regulatory approval of Ampion for the chosen product indications. In addition, these approvals, if obtained, may take longer than anticipated. We can provide no assurance that Ampion will prove to be safe or effective or will not require a different clinical trial or trials from those that satisfy the FDA. Ampion may not receive required regulatory approvals, or, if approved, may not be successfully commercialized.

BPCIA and Exclusivity

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively referred to as the “Affordable Care Act”), which was signed into law in 2010, included a subtitle known as the Biologics Price Competition and Innovation Act (“BPCIA”). The BPCIA grants a novel biologic, or reference product, 12 years of market exclusivity.

We believe that Ampion is currently a novel biologic product and, as such, we believe it will be eligible to receive 12 years of market exclusivity as measured from the FDA approval date, if approved.

Post-Approval Regulation

If a product candidate receives FDA regulatory approval, the approval is typically limited to specific clinical indications. Furthermore, after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us will be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, biologic manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies and are subject to periodic inspections by the FDA and state agencies for compliance with cGMP, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future contract manufacturers or suppliers always will be found in compliance with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

If the FDA approves our BLA, we and the manufacturers of clinical supplies and commercial supplies must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs, or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing, and distribution of a biologic product must also be in compliance with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, industry sponsored scientific and educational activities, and promotional activities involving the Internet. In addition, we were prohibited from promoting our products off-label. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter or untitled letter directing us to correct deviations from regulatory requirements and enforcement actions that can include seizures, fines, injunctions, and criminal prosecution.

Other Regulatory Requirements

We are also subject to regulation by other regional, national, state, and local agencies, including HHS, the Office of Inspector General of HHS and other regulatory bodies. Our current and future partners are subject to many of the same requirements. Although we currently do not have any approved products on the market, our current and future arrangements with healthcare professionals, investigators, consultants, customers, and third-party payors, expose us to broadly applicable healthcare regulation and enforcement by the federal, state, and foreign governments in the jurisdictions in which we conduct business. These laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations.

The ever-changing compliance environment and the need to comply with different compliance and reporting requirements in more than one jurisdiction increase the possibility that a company may violate one or more of the requirements. If our activities are found to be in violation of any such laws or other applicable regulatory requirements, we may be subject to significant penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, the limitation or restructuring of our operations, exclusion from participating in federal or state healthcare programs, and/or individual imprisonment, any of which could adversely affect our ability to operate our business and/or our financial results.

There has also been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several governmental investigations and proposed legislation and regulation to make product pricing more transparent, to change the relationships in the distribution systems, and to alter reimbursement methodologies for drug products. It is not clear what measures will be in effect if and when our product is approved. If a product is not considered cost-effective compared to other available options, the government or third-party payors may not cover the product after approval as a benefit under their plans, or, if they do, the level of payment permitted may not be sufficient to allow us to sell the product on a profitable basis. Even if a product would be considered cost-effective at approval and could be sold on a profitable basis at that time, other cost and reimbursement changes could be adopted in the future and could harm future revenues.

In addition, we are subject to other general regulations, including regulations under the Occupational Safety and Health Act, regulations promulgated by the U.S. Drug Enforcement Administration, the Toxic Substance Control Act, the Resource Conservation and Recovery Act, and regulations under other federal, state, and local laws.

Violations of any of the foregoing requirements could result in penalties being assessed against us and could adversely affect our ability to operate our business and/or our financial results.

Privacy

We may also be subject to federal, state, and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners. Most health care providers, including research institutions from whom we or our partners obtain patient information, are subject to privacy and security rules under the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information on certain health care providers, health plans and health care clearinghouses, known as covered entities, and their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities as well as their covered subcontractors. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity or their covered subcontractors. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties.

Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, strict personal privacy laws in other countries affect pharmaceutical companies’ activities in those countries. We also are or will become subject to privacy laws in the jurisdictions in which we are established or in which we sell or market our products or run clinical trials.

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

Intellectual Property Summary

Ampion

We made the decision to focus available resources by limiting the maintenance of patent protection for Ampion based on the relative importance of technologies covered by patents, the geographic jurisdiction of patents and the remaining patent term. This allowed us to reduce the overall number of patents while maintaining our strategic coverage. The portfolio primarily consists of nine families filed in the United States and throughout the world.

The first family includes U.S. patents with claims directed to methods of treating inflammatory diseases with compositions of matter, including Ampion, and claims directed to such compositions of matter. This family also includes issued patents in Australia, Canada, China, New Zealand, Singapore, Hong Kong, Israel, Japan, South Africa, and Europe (validated in Germany, Great Britain, and France) and pending applications in the United States and Canada. The standard 20-year expiration for patents in this family will be in 2024.

The second family includes issued patents and pending applications world-wide, including issued patents in Australia, Canada, China, Russia, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, South Africa and Europe (validated in Austria, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Hong Kong, Ireland, Italy, Netherlands, Poland, and Sweden), and pending applications in Brazil, Singapore, and the United States. The claims in this family are directed to the treatment of degenerative joint diseases. The standard 20-year expiration for patents in this family will be in 2032.

The third family includes two U.S. patents, a pending U.S. application, issued patents in Australia, China, Hong Kong, Japan and Europe (validated in Germany, Great Britain, France, Italy, and Switzerland), and pending applications in Canada and New Zealand with claims directed to the use of Ampion to mobilize, attract, expand and differentiate stem cells in the treatment of subjects. The standard 20-year expiration for patents in this family will be in 2034.

The fourth family includes three U.S. patents, a pending U.S. application, issued patents in Australia, Israel, Japan, and Russia, and pending applications in Canada, Europe, Hong Kong, Israel, Japan, Korea, and Russia with claims directed to the use of Ampion for the treatment of degenerative joint diseases in a multi-dose treatment regimen. The standard 20-year expiration for patents in this family will be in 2035.

The fifth family includes a pending U.S. application and pending applications in Europe and Hong Kong with claims directed to the use of Ampion in the absence of a cyclooxygenase-2 (“COX-2”) antagonist. The standard 20-year expiration for patents in this family will be in 2036.

The sixth family includes a pending U.S. application with claims directed to the use of N-acetyl-kynurenine for treatment of T-cell mediated diseases, degenerative joint disease and diseases mediated by platelet activating factor and composition of matter. The standard 20-year expiration for patents in this family will be in 2037.

The seventh family includes a pending U.S. application and issued patents in China, Japan and Europe (validated in Germany, Great Britain, and France) with claims directed to the use of DA-DKP to treat conditions, including respiratory conditions, mediated by vascular hyperpermeability. The standard 20-year expiration for patents in this family will be in 2031.

The eighth family includes a pending U.S. application and pending applications in China and Hong Kong with claims directed to the use of DA-DKP to treat conditions, including respiratory conditions, mediated by vascular hyperpermeability. The standard 20-year expiration for patents in this family will be in 2037.

The ninth family includes an issued U.S. patent, a pending U.S. application, and a pending PCT application with claims directed to the use of Ampion to treat viral respiratory conditions, including COVID-19. The standard 20-year expiration for patents in this family will be in 2041.

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

We plan to identify secondary suppliers post commercialization to ensure that we can mitigate risk associated with utilizing sole source suppliers.

Product Liability and Insurance

The development, manufacture, and sale of pharmaceutical products involve inherent risks of adverse side effects or reactions that can cause bodily injury or even death. Ampion could adversely affect consumers even after obtaining regulatory approval and, if so, we could be required to withdraw our product from the market or be subject to administrative or other proceedings. We obtain clinical trial liability coverage for human clinical trials, and, if we obtain regulatory approval of Ampion, we will obtain appropriate product liability insurance coverage for Ampion that we manufacture and commercialize for human use. The amount, nature, and pricing of such insurance coverage will likely vary due to a number of factors such as Ampion’s clinical profile, efficacy, and safety record, and other characteristics. We may not be able to obtain sufficient insurance coverage to address our exposure to product recall or liability actions, or the cost of that coverage may be such that we will be limited in the types or amount of coverage we can obtain. Any uninsured loss we suffer could materially and adversely affect our business and financial position.

Human Capital Resources

In order to achieve the goals and expectations of our Company, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Ampio Pharmaceuticals, Inc. a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation and benefits. For example, we pay 100% of our employees’ medical benefits and provide a Company 401(k) employer matching contribution, effective January 1, 2022. In addition, we have implemented a flexible paid time off (“PTO”) policy, which we believe is helpful and essential for our employees to achieve an appropriate work-life balance.

As of February 15, 2021, we had 21 full-time employees and utilized the services of a number of consultants on a temporary basis. We believe that we have a good relationship with our employees and company morale is considered high. As of December 31, 2021, our voluntary turnover was 15% with 20 full-time employees.

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

You may obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports on our website at http://www.ampiopharma.com on the earliest practicable date following the filing with the U.S. Securities and Exchange Commission (“SEC”). Information found on our website is not incorporated by reference into this report.

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

Risk Factors Summary

Risks Related to Our Financial Position and Capital Requirements

●	We are a clinical stage company without any products that are approved for commercial sale and our business is dependent on the success of Ampion. If Ampion does not receive regulatory approval or is not successfully commercialized, our business, including our ability to generate revenues from product sales, is likely to be harmed.
●	We have incurred significant operating losses since inception, expect to incur net operating losses for the foreseeable future and may never achieve or sustain profitability.
●	We will need additional capital to fund our future operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations.
●	Management has performed an analysis of our ability to continue as a going concern. Even though our current liquidity position is trending in a positive direction, that does not guarantee that management will not raise concerns about our ability to continue as a going concern in the future.
●	We may be limited in our ability to access sufficient ongoing funding through a public or private equity/debt offering(s), partnering license agreement(s) or other means to raise sufficient funds without stockholder approval.
●	Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Risks Related to Our Business and Industry

●	We must obtain regulatory approvals before Ampion can be commercialized. If clinical trials of Ampion fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA or other regulators may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion.
●	Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
●	The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	We received an SPA agreement from the FDA relating to our AP-013 study of Ampion to treat the signs and symptoms of severe OAK. This SPA agreement does not necessarily extend to the study as modified nor guarantee approval of Ampion or any other particular outcome from regulatory review.
●	Our pursuit of Ampion as a COVID-19 therapeutic treatment is at an early stage. Ampion may not successfully treat the virus and its consequences in a timely manner, if at all.
●	There can be no assurance that the product we are developing for the treatment of COVID-19 would be authorized under an EUA by the FDA if we were to decide to apply for an EUA. If we do not apply for an EUA or, if we do apply and no EUA is authorized or, once authorized, it is terminated, we will be required to issue a recall for product which was previously sold into the market, discontinue future sales of our product until we complete the drug approval process, which is lengthy and expensive.
●	If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.
●	Relying on third-party suppliers may result in delays in our ongoing clinical trials and introduction of our product to the market.
●	If Ampion is commercialized, this does not assure acceptance by physicians, patients, third-party payors, or the medical community in general.
●	We have never commercialized a product candidate as a company before and currently lack the comprehensive, fully-staffed expertise, personnel and resources to successfully commercialize any products.
●	Government restrictions on pricing and reimbursement, as well as other healthcare payor cost-containment initiatives, may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.
●	Lawsuits or investigations could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion.
●	We could face substantial competition from companies with considerably more resources and experience than we have, which may result in others discovering, developing, receiving approval for, or commercializing products before or more successfully than us.
●	If we do not receive marketing approval for Ampion, we may not realize the investment we have made in our manufacturing facility.
●	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain, and motivate qualified personnel.
●	Uncertainties relating to recent changes in our management team may adversely affect our operations.
●	Our employees, board members, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, that results in a material negative impact to the Company.

Risks Related to Our Intellectual Property

●	Our ability to compete may decline if we do not adequately protect our proprietary rights.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.
●	A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.
●	Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.
●	From time to time we may need to license patents, intellectual property and proprietary technologies from third parties, which may be difficult or expensive to obtain.
●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Our Common Stock

●	The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	If we cannot continue to satisfy the NYSE American listing maintenance requirements and other rules, including the director independence requirements, our securities may be delisted, which could negatively impact the price of our securities.
●	A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.
●	Anti-takeover provisions in our charter and bylaws and in Delaware law could prevent or delay a change in control of Ampio.
●	If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

General Risk Factors

●	Business interruptions could limit our ability to operate our business.
●	If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants, or other third party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data and other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harm our reputation, or otherwise adversely affecting our business.
●	Increased costs associated with corporate governance compliance may significantly impact our results of operations.

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

We do not have any products that are approved for commercial sale and may never be able to develop marketable products. A substantial portion of our business and future success depends solely on our ability to develop, obtain regulatory approval for and to successfully commercialize Ampion. We are devoting all of our resources to the development of Ampion. We cannot be certain that Ampion will be successful in ongoing or future clinical trials, Ampion may not receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Since we do not have any products that are approved for commercial sale, we do not expect to generate revenues from product sales in the foreseeable future, if ever.

We have incurred significant operating losses since inception, expect to incur net operating losses for the foreseeable future and may never achieve or sustain profitability.

We are a pre-revenue development stage biopharmaceutical company that has not generated operating revenues or profits and have therefore incurred an accumulated deficit totaling $217.6 million as of December 31, 2021. We expect to continue generating operating losses for the foreseeable future but intend to limit the extent of these losses by entering into licensing, collaboration or similar type of agreements with one or more strategic partners, which may provide us with potential fixed or contingent licensing fees and/or milestone/royalty payments. We cannot be certain that any licensing or collaboration arrangements will be obtained, or that the terms of those arrangements will result in us receiving material revenues. To obtain revenues from Ampion, we must succeed, either alone or with others, in a range of challenging activities, including successful completion of all requisite clinical trials, filing of the BLA with the FDA, obtaining marketing approval, manufacturing and commercialization, satisfying any post-marketing requirements and obtaining appropriate levels of reimbursement from both private insurance and government payors. We, and/or our collaborators, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are significant enough to achieve profitability.

We will need additional capital to fund our future operations. If we do not obtain the capital necessary to fund our operations, we will be unable to successfully develop, obtain regulatory approval of, and commercialize Ampion and may need to cease operations.

Developing and commercializing biopharmaceutical products is a very time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses could increase in connection with our ongoing activities, particularly as we finalize our current clinical trials, prepare to file our Ampion BLA with the FDA and seek marketing approval for Ampion.

As of December 31, 2021, we had $33.9 million of cash and cash equivalents which we expect can fund our operations into the fourth quarter of 2023.

Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

●	progress in and the costs of our clinical trials and research and development;
●	progress in and the costs of applying for regulatory approval for Ampion;
●	the costs of sustaining our corporate overhead requirements and hiring and retaining necessary personnel;
●	the scope, prioritization, and number of our research and development programs;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
●	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
●	the costs of securing manufacturing arrangements for commercial production;
●	the costs of defending lawsuits and other claims by third parties or responding to various government agencies that we are required to report to or respond to inquiries from; and
●	the costs associated with obtaining directors and officers (“D&O”) insurance.

Until we can generate operating profit on an ongoing and reliable basis, we expect to satisfy our future ongoing cash and liquidity needs through one or more of the following: (i) third-party collaboration arrangements, (ii) private or public sales of our securities, which we expect will include our “at-the-market” (“ATM”) equity program, or (iii) debt financings. We cannot be certain that additional funding and incremental working capital will be available to us on acceptable terms, if at all, or that it will exist in a timely and/or adequate manner to allow for the proper execution of our near and long-term business strategy. Further, in connection with the registered direct offering that we completed in December 2021, we were prohibited from issuing shares of common stock or any other securities convertible into, or exercisable, or exchangeable for, shares of common stock until March 16, 2022, and we are prohibited from utilizing our ATM equity offering program until May 15, 2022. Therefore, it is possible funds may not be available on terms and conditions acceptable to our management and stockholders due to these limitations.

Even if we obtain requisite financing, it may be on terms not favorable to us, it may be costly and it may require us to agree to covenants or other provisions that will favor new investors over existing stockholders or other restrictions that may adversely affect our business. Additional funding, if obtained, may also result in significant dilution to our stockholders.

Management has performed an analysis of our ability to continue as a going concern. Even though our current liquidity position is trending in a positive direction, that does not guarantee that management will not raise concerns about our ability to continue as a going concern in the future.

In prior years, management raised concerns about our ability to continue as a going concern, and in addition, our independent registered public accounting firm expressed substantial doubt as to our ability to continue as a going concern in their report accompanying our audited financial statements. However, in December 2021, we finalized a registered direct offering that generated gross proceeds of $22.5 million, offset by offering-related costs of $1.8 million (see Note 10 to the Financial Statements), which contributed to a cash and cash equivalent balance of $33.9 million as of December 31, 2021. Furthermore, in February 2020, we entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an ATM equity offering program under which we, at our sole discretion and subject to certain exceptions, may issue and sell from time-to-time shares of our authorized common stock. During the year ended December 31, 2021, we sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $10.5 million, offset by offering-related costs of $0.5 million (see Note 10 to the Financial Statements). In connection with the registered direct offering that we completed in December 2021, we were prohibited from issuing shares of common stock or any other securities convertible into, or exercisable, or exchangeable for, shares of common stock until March 16, 2022, and we are prohibited from utilizing the ATM equity offering program until May 15, 2022. As a result of the registered direct offering and utilization of the ATM during the current year, we have significantly increased our liquidity, and we believe there is not substantial doubt about our ability to continue as a going concern for the twelve months following the date these financial statements are issued.

Our current liquidity position does not guarantee that management will not raise concerns about our ability to continue as a going concern in the future. A “going concern” opinion could impair our ability to finance our operations through the sale and issuance of debt or equity securities or through bank financing. We believe that we will be able to raise additional equity or debt financing in the future; however, any future financing could be dilutive to our current stockholders. Our ability to continue as a going concern will depend on our ability to obtain additional financing. Additional capital may not be available on reasonable terms, or at all. If adequate financing is not available, we may be required to terminate or significantly curtail our operations or enter into arrangements with collaborative partners or others that may require us to relinquish rights to certain aspects of Ampion, or potential markets that we would not otherwise relinquish. If we are unable to achieve these goals, our business would be jeopardized, and we may not be able to continue operations.

We may be limited in our ability to access sufficient ongoing funding through a public or private equity/debt offering(s), partnering license agreement(s) or other means to raise sufficient funds without stockholder approval.

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

In addition, under current SEC regulations, if immediately following the filing of this Annual Report, our non-affiliated public float is less than $75 million, and for so long as our non-affiliated public float is less than $75 million, the amount we will be able to raise through primary public offerings of securities in a twelve-month period using our shelf registration statement on Form S-3, which was declared effective by the SEC in May 2020, will be limited to an aggregate of one-third of our non-affiliated public float, which are referred to as the baby shelf rules.

As of February 15, 2022, our non-affiliated public float was approximately $113.8 million, based on 223,040,908 shares of outstanding common stock held by non-affiliates at a price of $0.51 per share, which was the last reported sale price our common stock on the NYSE American Market on February 15, 2022. While we do not anticipate that we will be subject to the baby shelf rules immediately after filing our Annual Report, we have been subject to the baby shelf rules in the past and it is possible that we will be subject to the baby shelf rules in the future. In such event, the amount of financing we could raise may be limited.

Our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including, but not limited to, the recent COVID-19 pandemic.

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID-19, could have an adverse effect on our business, financial condition and results of operations. In January 2020, the WHO announced a global health emergency because of COVID-19. In March 2020, the WHO declared the outbreak of COVID-19, a global pandemic, based on the rapid increase in exposure globally. Despite progress in vaccination efforts, global economic activity remains uncertain and cannot be predicted with confidence. Further, in the first half of 2021, a new Delta variant of COVID-19 began to spread globally and caused an increase in COVID-19 cases in many places in the United States, and in November 2021, a new Omicron variant, which appears to be the most transmissible variant to date, was detected, which has since caused an increase in COVID-19 cases worldwide, including in the United States, and of which the potential severity is currently being evaluated. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike due to the Delta variant and/or the Omicron variant, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence due to Delta or the resurgence due to Omicron will last, how severe the Delta resurgence or Omicron resurgence will be, and what safety measures governments will impose in response to the Delta resurgence or Omicron resurgence. Hospitalizations and deaths in large portions of the United States, mask mandates, social distancing, travel restrictions and stay-at-home orders may or may not be reinstated. Even before the increases in cases due to the Delta variant and the Omicron variant, many individuals remained cautious about resuming activities. The impact of the Delta variant and the Omicron variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the Omicron variant and the response by governmental bodies and regulators. The outbreak has and may continue to affect our operations and those of third parties on which we rely, including negatively impacting the conduct of current and projected clinical trials.

For example, the AP-013 study was initiated in June 2019 and was ongoing when the COVID-19 pandemic began. The AP-013 study was impacted by the COVID-19 pandemic, as was the case with many clinical studies being conducted at that time. The study was paused in April 2020 due to patient and site safety concerns about COVID-19, the inability of sites to complete the remaining 12-week efficacy and 24-week follow-up visits, or to support doing these by remote visits, and the resulting unanimous recommendation from the study’s safety monitoring committee given the influence of the COVID-19 pandemic on the conduct of the study.

In discussions with the FDA, the agency recommended that we identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. Following this guidance, we initiated close-out of the study, locked the database, and conducted a preliminary analysis. Early in the first quarter of 2022, we completed these additional analyses and submitted the preliminary results in a Type C request to meet with the FDA. We cannot know the potential outcome of the review of these data by the FDA. The submission of data does not provide assurance that the FDA will agree that we are in position to file the BLA, that the FDA will accept our BLA for Ampion when submitted, or that our trial results will be adequate to support approval. Those issues are addressed during the review of the submitted application and are determined based on the adequacy and merit of the overall submission. Final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entirety of the data provided in the application.

In addition, we believe Ampion may be able to treat the serious complications related to the COVID-19 outbreak, including the need for supplemental oxygen and the rapid onset of respiratory failure, termed ARDS or ALI, and we are pursuing new studies related to these life-threatening COVID-19 manifestations. Clinical trials for Ampion that address these serious complications could be impacted if the pandemic subsides or if there is not a sufficient number of COVID-19 patients located in the area where we perform clinical trials. Even though COVID-19 vaccinations and other therapeutics have been approved and have reduced overall mortality rate and severity of the illness, such measures do not eliminate the need for the development of a therapeutic, such as Ampion, to address the complications that arise from a COVID-19 infection.

The full extent of potential impacts of the COVID-19 pandemic on our business and product development, including our clinical trials, financial condition and the global economy will depend on future developments. Future developments are considered highly uncertain and cannot be predicted due to the nature of the COVID-19 pandemic and its effects, including new information which may emerge concerning the severity of COVID-19, mutations of the COVID-19 virus and the actions to contain COVID-19 or treat its impact, among others. These effects could have a material adverse impact on our business, operations, financial condition and results of operations. Existing insurance coverage may not provide protection for all, or any, costs that may arise from all such possible events. We continue to assess the impact of COVID-19 on our business operations, system supports and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Further, the Tax Cuts and Jobs Act (the “Tax Act”) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. The Coronavirus, Aid, Relief, and Economic Security Act (“CARES Act”) temporarily removed the 80% taxable income limit, reinstating it for tax years beginning after 2020.  The CARES Act also allowed businesses to carry back net operating losses’ arising in 2018, 2019 and 2020 to the five prior years. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations, which could harm our business, revenue, and financial results.

We will need to increase the size of our company and may not effectively manage our growth.

As of December 31, 2021, we had 20 full-time employees. Of these employees, 15 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our internal development efforts effectively, including the FDA, EMA and other comparable foreign regulatory agencies’ review process for our product candidates, while complying with any contractual obligations to contractors and other third parties we may have; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of our research and development, clinical development and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Risks Related to Our Business and Industry

We must obtain regulatory approvals or authorizations before Ampion can be commercialized. If clinical trials of Ampion fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, the FDA or other regulators may require additional clinical trials and we, or our collaborators, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Ampion.

Clinical trials are long, expensive, and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. It may take several years to complete clinical development necessary to commercialize a biologic, and delays or failure can occur at any stage. Success in pre-clinical testing and the results of earlier clinical trials do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. In addition, clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product for a desired indication and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or the results are being analyzed or reviewed.

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

If we do not successfully complete clinical development, file our EUA or BLA and receive marketing authorization or approval from the FDA, we will be unable to market and sell products derived from Ampion and generate revenues. The AP-013 study results, together with prior OAK trials, may not be sufficient for FDA approval of a BLA for Ampion’s treatment of severe OAK. The FDA may not deem the data sufficient to support an application for regulatory approval, or if the FDA requires additional clinical trials to support a BLA, the results may not necessarily be predictive of results of additional trials that may be needed before a BLA is submitted to the FDA. Likewise, the AP-017 and AP-019 study results may not be sufficient for FDA authorization of an EUA for Ampion’s treatment of COVID-related illness. The FDA may not deem the data sufficient to support authorization, or if the FDA requires additional information to support an EUA, the results may not necessarily be predictive of the additional information that may be needed before an EUA is authorized by the FDA. Although there are a large number of biologics in the development stage in the United States and other countries, only a small percentage result in the submission of an EUA or BLA to the FDA, even fewer are authorized or approved for commercialization, and only a small number achieve widespread physician and consumer acceptance following regulatory approval. If our current clinical studies are substantially delayed or fail to satisfactorily address the safety and effectiveness of Ampion in development, we may not receive regulatory authorization or approval of Ampion and our business and financial condition could be materially harmed.

Interim, topline, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we have disclosed or may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Interim, topline, and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim, or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently. This could impact the value of the particular program, the approvability, or the commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate, or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the methodologies used or the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates and future product candidates may be harmed, which could harm our business, operating results, prospects, or financial condition.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The clinical trials of our product candidates may not demonstrate safety and efficacy to the satisfaction of the FDA or other comparable foreign regulatory authorities or otherwise produce positive results and the results of preclinical studies and early clinical trials may not be predictive of future results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Clinical drug development is very expensive, difficult to design and implement, can take many years to complete and its ultimate outcome is uncertain. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, if completed at all. Clinical trials can fail at any stage of testing and failure may result from a multitude of factors, including, among other things, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. For example, our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. We may also discover that the half-life of our product candidates or the required frequency of administration renders them unsuitable for the therapeutic applications we have chosen. As a result, we cannot assure you that any clinical trials that we conduct will demonstrate consistent or adequate efficacy and safety to support marketing approval.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Furthermore, the failure of any of our product candidates to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of our other product candidates and/or cause the FDA or other regulatory authorities to require additional testing before approving any of our product candidates.

We have experienced delays in completing our ongoing clinical trial(s) and may experience additional delays in initiating or completing additional clinical trials including, but not limited to, delays as a result of COVID-19. We may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent receipt of marketing approval or our ability to commercialize our product candidates, including:

•	receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•	clinical trial observations or results that require us to modify the design of our clinical trials;
•	negative or inconclusive clinical trial results that may require us to conduct additional clinical trials or abandon certain drug development programs;
•	obtaining approval from one or more institutional review boards (“IRB”);
•	the number of patients required for clinical trials being larger than anticipated, enrollment in these clinical trials being slower than anticipated or participants dropping out of these clinical trials at a higher rate than anticipated;
•	any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•	the suspension or termination of our clinical trials for various reasons, including non-compliance with regulatory requirements or a finding that our product candidates have undesirable side effects or other unexpected characteristics or risks;
•	changes to clinical trial protocol and/or analysis;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	the cost of clinical trials of our product candidates being greater than anticipated;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates being insufficient or inadequate;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;
•	a facility manufacturing our product candidates, or any of their components, being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•	any changes to our manufacturing process that may be necessary or desired;
•	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or not performing our clinical trials consistent with the clinical trial protocol, GCP requirements or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner;
•	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications; and
•	regulators revising the requirements for approving our product candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining marketing approval, if we receive such approval at all, receive more limited or restrictive marketing approval, be subject to additional post-marketing testing requirements or have the drug removed from the market after obtaining marketing approval.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. Moreover, our product development costs will also increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also determine we need to change the design or protocol of one or more of our clinical trials, which could result in increased costs and expenses and/or delays. Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable. If we are ultimately unable to obtain regulatory approval of our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

Our product candidates are and will continue to be subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process must be successfully completed in the United States and in many foreign jurisdictions before a new drug can be approved for marketing. Obtaining approval by the FDA and other comparable foreign regulatory authorities is costly, unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval.

Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control. Any product candidate we may develop may not progress through required clinical testing and obtain the regulatory approvals necessary for us to begin selling them.

The lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects. Any delay or failure in seeking or obtaining required approvals would have a material and adverse effect on our ability to generate revenue from any particular product candidates we are developing and for which we are seeking approval. Furthermore, any regulatory approval to market a drug may be subject to significant limitations on the approved uses or indications for which we may market, promote and advertise the drug or the labeling or other restrictions. In addition, the FDA has the authority to require a REMS plan or may impose other post-marketing requirements or restrictions as part of approving a New Drug Application, or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. These requirements or restrictions might include limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria, requiring treated patients to enroll in a registry, or conducting further clinical trials. These limitations and restrictions may significantly limit the size of the market for the drug and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries, and generally includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

Inadequate funding for the FDA, the SEC and other relevant government agencies could hinder their ability to hire and retain key leadership and other personnel, thereby preventing new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal regulatory functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and comparable foreign authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory and policy changes, and the impact of crises that hinder its operations, such as COVID-19. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The results of clinical trials conducted at clinical trial sites outside the U.S. might not be accepted by the FDA, and data developed outside of a foreign jurisdiction similarly might not be accepted by such foreign regulatory authority.

We are currently conducting a subset of our AP-019 clinical trial outside of the U.S. and we may expand and conduct additional clinical trials outside the U.S. in the future. Although the FDA, or comparable foreign regulatory authorities may accept data from clinical trials conducted outside the relevant jurisdiction, acceptance of these data is subject to certain conditions. For example, the FDA requires that the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles such as an Institutional Review Board or ethics committee approval and informed consent. The FDA expects the clinical trial data to apply to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, acceptance of the data by the FDA will be dependent upon its determination that the trials were conducted consistent with all applicable U.S. laws and regulations. The FDA may not accept data from trials conducted outside of the U.S. as adequate support of a marketing application. Similarly, we must also ensure that any data submitted to foreign regulatory authorities adheres to their standards and requirements for clinical trials and there can be no assurance a comparable foreign regulatory authority would accept data from trials conducted outside of its jurisdiction.

We received an SPA agreement from the FDA relating to our AP-013 study of Ampion to treat the signs and symptoms of severe OAK. This SPA agreement does not guarantee approval of Ampion or any other particular outcome from regulatory review.

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

As stated in the FDA’s guidance for industry regarding SPAs (published in April 2018), an SPA agreement does not guarantee approval of a product candidate, even if the trial is conducted in accordance with the protocol. Moreover, the FDA may revoke or alter our SPA agreement in certain circumstances. In particular, an SPA agreement is not binding on the FDA if public health concerns emerge that were unrecognized at the time of the SPA agreement, other new scientific concerns arise regarding product safety or efficacy, we fail to comply with the agreed upon trial protocols, or the relevant data, assumptions, or information provided by us in our request for the SPA change are found to be false or omit relevant facts. In addition, even after an SPA agreement is finalized, the SPA agreement may be modified, and such modification will be deemed binding on the FDA review division, except under the circumstances described above, if the FDA and the sponsor agree in writing to modify the protocol and such modification is intended to improve the study. The FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

The AP-013 study was initiated in June 2019 and was ongoing when the COVID-19 pandemic began. The AP-013 study was impacted by the COVID-19 pandemic, as was the case with many clinical studies being conducted at that time. The study was paused in April 2020 due to patient and site safety concerns about COVID-19, the inability of sites to complete the remaining 12-week efficacy and 24-week follow-up visits, or to support doing these by remote visits, and the resulting unanimous recommendation from the study’s safety monitoring committee given the influence of the COVID-19 pandemic on the conduct of the study.

In discussions with the FDA, the agency recommended that we identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. Following this guidance, we initiated close-out of the study, locked the database, and conducted a preliminary analysis. Early in the first quarter of 2022, we completed these additional analyses and submitted the preliminary results in a Type C request to meet with the FDA. We cannot know the potential outcome of the review of this data by the FDA. The submission of data does not provide assurance that the FDA will agree that we are in position to file the BLA, that the FDA will accept our BLA for Ampion when submitted, or that our trial results will be adequate to support approval. Those issues are addressed during the review of the submitted application and are determined based on the adequacy and merit of the overall submission. Final determinations for marketing application approval are made after a complete review of the marketing application and are based on the entirety of the data provided in the application. Any delay in or failure to obtain approval of our BLA for Ampion could materially impact our business, financial condition, and results of operations.

Our pursuit of Ampion as a COVID-19 therapeutic treatment is at an early stage. Ampion may not successfully treat the virus and its consequences in a timely manner, if at all.

Since June 2020, we have commenced several clinical trials to determine the safety and efficacy for application of Ampion (i.e., inhaled and intravenous), as a therapeutic treatment for COVID-19. Our development of a COVID-19 treatment is in its early stages, and we may be unable to produce a drug that successfully treats COVID-19-related illness in a timely manner, if at all. We are also committing financial resources and personnel to the development of these COVID-19 treatments which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of COVID-19 as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our treatments, if developed, may not be partially or fully effective. In addition, conducting a clinical trial of a COVID-19 treatment is challenging in the current environment due to a number of factors, including a large number of competitive clinical trials seeking to enroll COVID-19 patients, the heavy workload of existing hospital staff, variability in vaccination rates among the population, mutations of the COVID-19 virus and related illness in certain geographies, the difficulty and cost burden placed on hospitals of enrolling patients in intensive care or similar environments, and approval of other therapeutics, or use of previously-approved therapeutics for the treatment of COVID-19. These significant challenges may delay our clinical trials and may increase the costs of, or otherwise adversely affect, our clinical trials which could materially impact our business, financial condition, and results of operations.

There can be no assurance that our therapeutic treatments for COVID-19 would be authorized under an EUA by the FDA if we were to decide to apply for an EUA. If we do not apply for an EUA or, if we do apply and no EUA is authorized or, once authorized, it is terminated, we will be required to issue a recall for product which was previously sold into the market, discontinue future sales of our product until we complete the drug approval process, which is lengthy and expensive.

We may seek an EUA from the FDA. The FDA may authorize an EUA during certain types of public health emergencies if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. There is no guarantee that we will apply for an EUA or, if we do apply that we will be able to obtain an EUA. If authorized, we will rely on the FDA policies and guidance in connection with the marketing and sale of our product. If these policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our product could be adversely impacted.

An EUA authorizing the marketing and sale of our product will remain effective until the Secretary of HHS terminates the emergency use authorization declaration (with sufficient advance notice beforehand) or the product otherwise becomes approved. The FDA may also terminate the EUA if safety issues or other concerns about our product arise or if we fail to comply with the conditions of authorization. If we apply for an EUA, the failure to obtain such authorization or the termination of such an authorization, if obtained, could adversely impact our business, financial condition and results of operations. A separate regulatory filing is required to obtain full marketing approval and may require additional clinical trials.

We may apply for an EUA for the use of Ampion to treat COVID-19 induced respiratory distress in the United States, but the likelihood to be considered for such authorization depends on the status of the COVID-19 pandemic and the overall competitive landscape.

A number of preventative vaccines and therapeutics have been approved for use in human populations by regulatory agencies in the U.S. and Europe. The anticipated effectiveness of these vaccines and therapeutics will likely limit the spread of COVID-19 and potentially reduce the market size for a COVID-19 treatment. Under such conditions, regulatory agencies may be less willing to consider expedited and shortened processes for review and may require submissions to be based on more than one clinical study.

The process for submitting and obtaining FDA authorization of an EUA can be expensive and lengthy. The FDA’s review process can take several months or longer, and we may not be able to obtain EUA for the use of Ampion to treat COVID-19 induced respiratory distress on a timely basis, or at all. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant authorization. The FDA’s refusal of, or any significant delays in receiving an EUA, would have an adverse effect on our ability to expand our business. A separate regulatory filing is required to obtain full marketing approval and may require additional clinical trials.

There is significant competition in the search for a treatment for COVID-19.

There is significant competition, including from other companies and governmental organizations, to find treatments for COVID-19. Many of these entities have substantially greater resources (including capital and personnel) than we do and many of these entities are much further ahead in pursuit of a treatment than we are. Even if we are successful in demonstrating that Ampion is an effective treatment for COVID-19-induced respiratory distress, there is no guarantee that we will have the only effective treatment for COVID-19, that we will be able to get our treatment to market prior to our competitors or if we get our treatment to market that we will be profitable.

If we experience delays or difficulties in the enrollment and/or maintenance of patients in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

We expect patient enrollment to be affected because our competitors have ongoing clinical trials for programs that are under development for the same indications as our product candidates and patients who would otherwise be eligible for our clinical trials could instead enroll in clinical trials of our competitors’ programs. Patient enrollment for our current or any future clinical trials may be affected by other factors, including:

●	size and nature of the patient population;
●	perceived risks and benefits of novel, unproven approaches;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved or other product candidates being investigated for the indications we are investigating;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	the activities of key opinion leaders (KOLs) and patient advocacy groups;
●	proximity and availability of clinical trial sites for prospective patients; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may have an advanced disease, will not survive the full terms of the clinical trials.

Our clinical trials have been, and may in the future be, affected by the COVID-19 pandemic. We are unable to predict with confidence the likelihood or duration of such patient enrollment delays and difficulties, whether related to COVID-

19 or otherwise. If patient enrollment is delayed for an extended period of time, our clinical trials could be delayed or otherwise adversely affected.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

In addition, our third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize Ampion. As a result, our results of operations and the commercial prospects for Ampion would be harmed, our costs could increase and our ability to generate revenues could be delayed or prevented.

Third party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of Ampion. If we seek alternative sources to provide these services, we may not be able to enter into replacement arrangements without incurring delays or additional costs. Though we attempt to carefully manage our ongoing relationships with our third parties, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

The production of Ampion depends on a limited source of supply that, when interrupted, may adversely affect our business.

The development of our product candidates depends on the availability of human serum albumin, which is a product that is derived from human blood. Any interruption in the supply of human serum albumin may adversely affect our business. In January 2022, the American Red Cross declared a national blood crisis for the first time. The COVID-19 pandemic has resulted in a decline in donor turnout, cancellation of blood drives and staffing challenges causing a national blood shortage. Furthermore, regulations intended to reduce the risk of introducing infectious diseases in the blood supply (including COVID-19) could also result in a decreased pool of potential donors or integrity of inventory. Due to any pandemic, epidemic or outbreak in one or more regions in which our business operates, the portion of the donor pool that typically donates may be unable, or unwilling to donate, thereby significantly reducing the availability of blood supply. In addition, health and healthcare concerns among the public may result in a further decline in donations.  If this crisis continues, we may experience disruptions in the supply of human serum albumin which could have an adverse effect on our business, financial condition and results of operations. We cannot predict when the supply will stabilize.

Relying on third-party suppliers may result in delays in our ongoing clinical trial and introduction of our product to the market.

We currently obtain the key components/raw materials needed to produce Ampion for our clinical trials from major suppliers in the industry and we continue to maintain strong relationships with those suppliers. Future clinical trials, if required, and FDA approval may be delayed if we are unable to obtain a sufficient quantity of the key components/raw materials needed to produce Ampion in a timely manner.

Some of the primary materials used to make Ampion, including human serum albumin and other production materials, such as caps, vials and stoppers, are each supplied by a sole supplier, and the failure of those sole suppliers to timely supply sufficient items and materials necessary for the manufacture of Ampion could in turn disrupt our supply of Ampion. The reliance on a sole supplier, or limited number of suppliers, could result in delivery or quality problems or reduced control over product pricing, reliability, and performance, which would have a material adverse effect on our business, financial condition and results of operations. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with suppliers, we risk serious disruption to operations if an important supplier terminates product lines, changes business focus, or goes out of business.

Once regulatory approval is obtained, a marketed product and its suppliers and manufacturers are subject to continual review. The discovery of previously unknown problems with a product, supplier or manufacturer may result in restrictions on the product, supplier, or manufacturing facility, including withdrawal of the product from the market. Our key component/raw material suppliers are required to operate in accordance with cGMPs and applicable regulatory requirements per our quality agreements with each supplier. A failure of any of our contract suppliers to establish and follow cGMPs and applicable regulatory requirements, and to document their adherence to such practices, may lead to significant delays in the launch of Ampion into the market. Failure by third-party suppliers to comply with applicable regulations could result in sanctions being imposed on us or them, including fines, injunctions, civil penalties, revocation or suspension of marketing approval for our product, seizures or recalls of our product, operating restrictions, and criminal prosecutions.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if we receive marketing approval for our product candidates, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such products;
●	regulatory authorities may require additional warnings on the label or impose other conditions;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate or for particular indications of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

We frequently estimate for planning purposes the timing of the accomplishment of key scientific, clinical, regulatory, and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies, clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical programs, submission of a BLA application, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

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

We have never commercialized a product candidate as a company before and currently lack the comprehensive, fully-staffed expertise, personnel and resources to successfully commercialize any products.

We have never commercialized a product candidate as a company. We may license certain rights with respect to our product candidates to collaborators and may rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party.

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales, marketing, and market access personnel, developing and producing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, all communications and materials in the promotional domain, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. Alternatively, if we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration and such arrangements may prove to be less profitable than commercializing the product on our own. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenues from them or be able to reach or sustain profitability.

We might enter into agreements with third-party collaborators to commercialize Ampion, which may affect the sales of our product and our ability to generate revenues. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We are not currently established to handle sales, marketing, and distribution of pharmaceutical products and may contract with, or license, third parties to market Ampion if we receive regulatory approvals. If we enter into any collaboration arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Outsourcing sales and marketing in this manner may subject us to a variety of risks, including:

●	our inability to exercise control over sales and marketing activities and personnel;
●	collaborators may have significant discretion in determining the efforts and resources that they will apply to, and the manner in which they perform their obligations under, these collaborations and may not perform their obligations as expected;
●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a business combination or sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product relative to other products;
●	collaborators may not provide us with timely and accurate information regarding development progress and activities under the collaboration or may limit our ability to share such information, which could adversely impact our ability to report progress to our investors and otherwise plan our own development of our product candidates;
●	failure or inability of contracted sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our product;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	unforeseen costs and expenses associated with sales and marketing;
●	collaborators may not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;
●	collaborators may believe our intellectual property or Ampion infringes on the intellectual property rights of others;
●	collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all;
●	a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.
●	collaborators may dispute their responsibility to conduct commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;
●	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;
●	collaborators may delay the commercialization of Ampion in favor of commercializing another party’s product candidate;
●	collaborators may decide to terminate or not to renew the collaboration for these or other reasons and, if terminated, this may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; or
●	we may grant exclusive rights to our collaborators that would prevent us from collaborating with others.

If we are unable to partner with a third party that has adequate sales, marketing, and distribution capabilities, we may have difficulty commercializing Ampion, which would adversely affect our business, financial condition, and ability to generate product revenues.

We may need others to market and commercialize Ampion in international markets.

In the future, if appropriate regulatory approvals are obtained, we may commercialize Ampion in international markets. However, we have not currently decided how to commercialize Ampion in those markets. We may decide to build our own sales force or sell Ampion through third parties. If we decide to sell Ampion in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for Ampion in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for Ampion and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

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

Even if we receive marketing approval for Ampion, Ampion, as well as the manufacturing processes, post-approval studies and measures, labeling, advertising, and promotional activities for our product, among other things, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping.

Even if marketing approval of Ampion is granted, the approval may carry conditions that limit the market for our product or put our product at a competitive disadvantage relative to alternative therapies. A regulatory approval may further limit the indicated uses for which we can market a product or the patient population that may utilize the product. These restrictions could make it more difficult to market Ampion effectively, which could materially impair our ability to generate revenue.

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

Government restrictions on pricing and reimbursement, as well as other healthcare payor cost-containment initiatives may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product and may affect the prices we may set.

The commercial success of Ampion will largely depend on the level of reimbursement rates from health maintenance, managed care, pharmacy benefit, government health administration authorities, private health coverage insurers, and other third-party payors. If reimbursement is not available, or is available only at limited levels, we, or our collaborators, may not be able to successfully commercialize Ampion. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or our collaborators, to establish or maintain pricing to realize a sufficient return on our or their investments.

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.

For example, in March 2010, the Affordable Care Act was enacted in the United States. Among the provisions of the Affordable Care Act of importance to our potential product candidates are that it established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; expands eligibility criteria for Medicaid programs; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending. There have been extensive judicial and Congressional challenges to certain aspects of the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.

We expect that the Affordable Care Act and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from third-party payors. This could harm our or our collaborators’ ability to market our product and generate revenues. Cost containment measures that health care payors and providers are instituting, and the effect of further health care reform could significantly reduce potential revenues from the sale of Ampion in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential product that may be approved in the future at a price acceptable to us or any of our future collaborators.

Our relationships with healthcare professionals, clinical investigators, CROs and third-party payors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws, which could expose us to significant losses, including, among other things, criminal sanctions, civil penalties, contractual damages, exclusion from governmental healthcare programs, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business, financial arrangements or relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•	the federal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	HIPAA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•	HIPAA, as amended by HITECH, and their implementing regulations, also imposes obligations, including mandatory contractual terms, on covered entities, which are health plans, healthcare clearinghouses, and certain health care providers, as those terms are defined by HIPAA, and their respective business associates and subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as well as information regarding ownership and investment interests held by physicians and their immediate family member;
•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance regulations promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing;
•	state and local laws that require the registration of pharmaceutical sales and medical representatives; and
•	state laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare and data privacy laws and regulations will involve substantial ongoing costs and may require us to undertake or implement additional policies or measures. We may face claims and proceedings by private parties, and claims, investigations and other proceedings by governmental authorities, relating to allegations that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, and it is possible that courts or governmental authorities may conclude that we have not complied with them, or that we may find it necessary or appropriate to settle any such claims or other proceedings. In connection with any such claims, proceedings, or settlements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our current or former personnel, board members, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, that results in a material negative impact to the Company.

We are exposed to the risk that our current or former personnel, independent contractors, consultants, commercial collaborators, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities that results in a material negative impact to the Company. Such misconduct by these parties could include certain failures to comply with:

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

In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to the Company.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

Our business activities are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. These laws generally prohibit companies and their employees, agents, representatives, business partners, and third-party intermediaries from, directly or indirectly, offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to recipients in the public or private sector in order to influence official action or otherwise obtain or retain business. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently, the SEC and DOJ have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. We sometimes leverage third parties to assist with the conduct of our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners and third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business activities, including the expansion of our clinical trial activities into foreign jurisdictions, our risks under these laws may increase.

These laws also require that we make and keep books and records that accurately and fairly reflect the transactions of the corporation and that we devise and maintain an adequate system of internal accounting controls and compliance procedures designed to prevent violations of anti-corruption laws. There is no certainty that all of our employees, agents, representatives, business partners and third-party intermediaries, or those of our affiliates, will comply with applicable laws and regulations, for which we may be ultimately held responsible.

Violations of these laws and regulations could result in whistleblower complaints, fines, severe civil or criminal sanctions, settlements, prosecution, enforcement actions, damages, adverse media coverage, investigations, loss of export privileges, disgorgement, and other remedial measures and prohibitions on the conduct of our business including our ability to offer our products in one or more countries. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. As a general matter, investigations, enforcement actions and sanctions could damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

Lawsuits or investigations could divert our resources, result in substantial liabilities and reduce the commercial potential of Ampion.

We may be subject to legal or administrative proceedings and litigation in the future, which may be costly to defend and could materially harm our business, financial condition and operations. While we do not anticipate legal or administrative proceedings, the cost of responding to and defending ourselves in such proceedings could be costly and exceed our retention levels under our insurance program(s).

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

With the enactment of the BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway established legal authority for the FDA to review and approve biosimilars, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. The BPCIA provides a period of exclusivity for products granted “reference product exclusivity,” under which an application for a biosimilar product referencing such products cannot be approved by the FDA until 12 years after the original branded product is approved under a BLA.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have limited financial and managerial resources. Therefore, we focus on research programs and product candidates that we identify for specific indications. If, due to our limited resources and access to capital, we prioritize development of certain product candidates that ultimately prove to be unsuccessful, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

The manufacture of drugs is complex, and we, or any third-party manufacturers, may encounter difficulties in production. If there are any such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. Slight deviations anywhere in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, may result in lot failures or product recalls. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable quality and efficacy of the products before and after such changes. If we or any third-party manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization as a result of these challenges, or otherwise, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

We are highly dependent on our executive officers; the loss of whose services may adversely impact the achievement of our objectives. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives and scientific personnel in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our current financial needs and potential benefit packages at other pharmaceutical and biotechnology companies may make it more challenging to recruit and retain qualified personnel. The inability to recruit or the loss of the services of any executive, key employee, consultant, or advisor may impede the progress of our research, development and commercialization objectives.

In order to induce valuable employees to remain employed at Ampio, in addition to salary and cash incentives, we have provided stock options and restricted stock awards that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies.

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

Many of the other biotechnology and pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize Ampion will be limited.

Uncertainties relating to recent changes in our management team may adversely affect our operations.

As previously announced, we have recently experienced several changes to our senior management team which are designed to strengthen the management team and realign responsibilities while Michael Macaluso, our former Chairman and Chief Executive Officer, undergoes medical treatment during a one-year medical leave of absence. While we expect to engage in an orderly transition process as we integrate newly appointed officers, we face a variety of risks and uncertainties relating to the lack of management continuity, including diversion of management attention from business concerns, failure to retain other key personnel or inability to hire new key personnel. These risks and uncertainties could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations and stock price.

Risks Related to Our Intellectual Property

Our ability to compete may decline if we do not adequately protect our proprietary rights.

Our commercial success in the U.S. and abroad depends on obtaining and maintaining proprietary rights for Ampion including, but not limited to, its composition and uses. If our intellectual property rights are invalidated or circumvented, our business will be adversely affected. We must successfully defend these rights against third-party challenges. We will only be able to protect Ampion’s proprietary composition and its uses from unauthorized use to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them.

Our ability to obtain patent protection for Ampion and its composition is uncertain due to a number of factors, including:

●	we may not be the first to make the inventions covered by pending patent applications or issued patents;
●	we may not be the first to file patent applications for Ampion or for its uses;
●	others may independently develop identical, similar, or alternative products or compositions;
●	our disclosures in patent applications may not be sufficient to meet the legal requirements for patentability in the U.S. or elsewhere;

●	any or all of our pending patent applications may not result in issued patents;
●	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
●	any patents issued to us may not provide adequate protection for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
●	our proprietary compositions may not be patentable;
●	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents;
●	others may identify prior art which could invalidate our patents; and/or
●	the availability and length of patent term extension (“PTE”) under the Hatch-Waxman Act for approved products are subject to a number of factors and PTE could be unavailable or less than the maximum amount of 5 years for Ampion.

Even if we have or obtain patents covering Ampion or its uses, patent terms, which are typically measured as 20 years from their original filing date, may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.

Additionally, even if we have or obtain patents covering Ampion or its uses, we may still be barred from making, using and/or selling Ampion because of the patent rights of others. Intellectual property rights are complex and uncertain and therefore may subject us to infringement claims. Others have or may have filed, and in the future may file, patent applications covering compositions or products that are similar or identical to ours. There are many issued U.S. and foreign patents and pending patent applications relating to chemical compounds, biological compositions and therapeutic products, and some of these may relate to compositions we intend to commercialize. These could materially affect our ability to develop Ampion or sell our product if approved. Because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that Ampion or its uses may infringe. These patent applications may have priority over patent applications filed by us.

We have conducted searches to identify patents or patent applications that may prevent us from obtaining patent protection for our compositions, that could limit the rights we have claimed in our patents and patent applications, or that could impact our freedom-to-operate with respect to Ampion. While our searches have not identified any patents or patent applications that are particularly relevant to Ampion, there may be issued patents, and/or currently pending applications that may later result in issued patents, not identified by our searches that Ampion or its uses may infringe.

Disputes may arise regarding the source or ownership of our inventions. It is difficult to determine if and how such disputes would be resolved. Others may challenge the validity of our patents. If our patents are found to be invalid, we will lose the ability to exclude others from making, using and/or selling the compositions or uses addressed in those patents.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

Because we operate in the highly technical field of drug discovery and development of therapies that can address inflammation and other conditions, we rely in part on trade secret protection to protect our proprietary technology and processes. However, trade secrets are difficult to protect and if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential, and not disclose to third parties, all confidential information developed by the party or made known to the party by us during the party’s relationship with us. These agreements also generally provide that inventions conceived by the party while rendering services for us will be our exclusive property.

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

There is significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. Our commercial success depends significantly on our ability to operate without infringing the patents and other intellectual property rights of third parties. Claims by third parties that we infringe their patents and/or intellectual property rights may result in liability for damages or prevent or delay our developmental and commercialization efforts. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that Ampion, methods of making Ampion and/or methods of using Ampion infringe the intellectual property rights of others. There are many patents relating to pharmaceuticals used to treat inflammation. Some of these may encompass Ampion or components of Ampion. If our development activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using pharmaceuticals encompassed by their claims.

From time to time, we may hire scientific personnel or consultants formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Because of that, we may be subject to claims that we have wrongfully hired an employee from a competitor or that either we, or these individuals, have misappropriated one or more trade secrets from a competitor, that we/they have wrongfully used or disclosed alleged confidential information, or other similar claims as a result of prior affiliations.

If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. Our position as a relatively small company may cause us to be at a disadvantage in defending our intellectual property rights and in defending against infringement claims by third parties. We may not be able to afford the costs of litigation or, because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties. Any legal action against us or our collaborators could lead to:

●	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
●	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell Ampion; and/or
●	us or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, we could be prevented from commercializing Ampion. Additionally, intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. For example, some of our patents and patent applications cover methods of using Ampion, while other patents and patent applications cover the composition of Ampion. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented composition and the related patent claims. The standards of the United States Patent and Trademark Office (“USPTO”) and of foreign patent offices are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, revoked, invalidated, or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to reexamination or other post-grant proceedings by the USPTO. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent offices, which could result in either loss of the patent, rejection of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, reexamination and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in, or different interpretations of, patent laws in the United States and foreign countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates, may permit others to use our discoveries or to develop and commercialize our technology and product without providing any compensation to us, or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. law and those countries may lack adequate rules and procedures for defending our intellectual property rights. For example, some countries do not grant patent claims directed to methods of treating humans and, in these countries, patent protection may not be available at all to protect Ampion. In addition, U.S. patent laws may change, which could prevent or limit us from filing patent applications or patent claims to protect our products and/or compounds.

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

We believe there has been and may continue to be substantial off-market transactions in derivatives of our stock, including short selling activity or related similar activities, which are beyond our control and which may be beyond the full control of the SEC and the Financial Institutions Regulatory Authority (“FINRA”). Short sales are transactions in which a market participant sells a security that it does not own. To complete the transaction, the market participant must borrow the security to make delivery to the buyer. The market participant is then obligated to replace the security borrowed by purchasing the security at the market price at the time of required replacement. If the price at the time of replacement is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the market price of the underlying security to decline as much as possible during the period prior to the time of replacement. While SEC and FINRA rules prohibit some forms of short selling and other activities that may result in stock price manipulation, such activity may nonetheless occur without detection or enforcement. Significant short selling or other types of market manipulation could cause our stock trading price to decline, to become more volatile, or both.

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

Our common stock is listed on the NYSE American. However, we may become unable to continue to satisfy the listing maintenance requirements and rules. If we are unable to satisfy the NYSE American criteria for maintaining our listing, our securities could be subject to delisting. To qualify for continued listing on the NYSE American, we must remain in compliance. There can be no assurances that we will be able to continue to comply with the NYSE American listing requirements.

In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer's common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

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

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have limited research coverage by securities and industry analysts. If other securities or industry analysts do not commence coverage of our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

We continuously work to install new, and upgrade existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that we are protected, to the greatest extent possible, against cyber risks and security breaches. Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks or otherwise, could harm our reputation and business, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations.

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

If our security measures are compromised, or our information technology systems or those of our CROs, CMOs, vendors, contractors, consultants, or other third party partners fail or suffer security breaches, cyber-attacks, loss or leakage of data and other disruptions, this could result in a material disruption of our development programs, compromise sensitive information related to our business or other personal information or prevent us from accessing critical information, potentially exposing us to liability, harming our reputation, or otherwise adversely affecting our business.

In the ordinary course of business, we may collect, process, store, and transmit proprietary, confidential, and sensitive information (including but not limited to intellectual property, trade secrets, proprietary business information, personal information, and protected health information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We depend on information technology and telecommunications systems for significant elements of our operations, and we have installed, and expect to expand, a number of enterprise software systems that affect a broad range of business processes and functional areas, including, for example, systems handling human resources, financial reporting and controls, customer relationship management, regulatory compliance, and other infrastructure operations. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third parties with whom we work, as we rely on a number of third parties to operate our critical business systems and process confidential, proprietary, and sensitive information.

Despite the implementation of security measures, sensitive and confidential information maintained by our internal information technology systems and those of our CROs, CMOs, vendors, contractors, consultants, and other third party partners are potentially vulnerable to breakdown, service interruptions, system malfunction, accidents by our personnel or third party partners, natural disasters, terrorism, global pandemics, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel or those of our CROs, CMOs, vendors, contractors, consultants, business partners and/or other third party partners, or from cyber-attacks by malicious third parties (including through viruses, worms, malicious code, malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and the confidentiality, integrity and availability of information), which may compromise our system infrastructure, or that of our CROs, CMOs, vendors, contractors, consultants, and other third party partners, or lead to data leakage.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, viruses, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The COVID-19 pandemic is generally increasing the attack surface available for exploitation, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or inappropriate disclosure of confidential, sensitive, or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates, or any future product candidates, could be delayed. Any breach, loss or compromise of proprietary, sensitive, or confidential information may also subject us to civil fines and penalties, including under HIPAA and other relevant state and federal privacy laws in the United States.

The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our CROs, CMOs, vendors, contractors, consultants, and other third-party partners, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party CROs, CMOs, vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our product candidates could be delayed. In addition, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party CROs, CMOs, vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our clinical trial subjects or personnel, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to sensitive, confidential, or proprietary information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with CROs, CMOs, vendors, contractors, consultants, and other third-party partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and could require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The costs to respond to a security breach and/or to mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these issues may not be successful, and these issues could result in interruptions, delays, negative publicity, loss of customer trust, diminished use of our products as well as other harms to our business and our competitive position. Remediation of any potential security breach may involve significant time, resources, and expenses. Any security breach may result in regulatory inquiries, litigation or other investigations, and could affect our financial and operational condition.

Litigation resulting from security breaches may adversely affect our business. Unauthorized access to our systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation.

We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or results in changes to insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We continuously refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting, which we may be required to include in our periodic reports that we file with the SEC under Section 404 of the Sarbanes-Oxley Act, and could harm our operating results, cause us to fail to meet our reporting obligations, or result in a restatement of our prior period financial statements. If we are not able to demonstrate compliance with the Sarbanes-Oxley Act, our internal controls over financial reporting are not perceived as adequate, or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline.

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

Market Data

On June 17, 2013, our common stock began trading on the NYSE American under the ticker symbol “AMPE.” It was previously quoted on the NASDAQ Capital Market under the same ticker symbol “AMPE.”

Holders of Common Stock

As of February 15, 2022, there were approximately 200 registered holders of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never paid cash dividends and have no plans to pay cash dividends in the near future. We intend to utilize all current and future available sources of liquidity to develop and commercialize Ampion. If we issue any preferred stock and/or obtain financing from a bank in the future, the terms of those financings may contain restrictions on our ability to pay dividends in the near or long term.

Unregistered Sales of Equity Securities and Use of Proceeds

During fiscal 2021, as a result of net exercises of placement agent warrants, we issued a total of 304,121 shares of common stock to former placement agents with an exercise price ranging from $0.50 to $0.76 per share of common stock, where the total number of shares of common stock issued reflects a reduction of shares to cover the exercise price. We did not receive any cash related to the exercise of the placement agent warrants.

Date of Issuance	Shares of Common Stock
January 2021	4,648
February 2021	17,957
April 2021	29,158
July 2021	56,663
November 2021	195,695
Total	304,121

The issuance of the above securities was exempt as private placements from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Equity Compensation Plan Information

Information regarding our equity compensation plans as contained in Item 12 under “Securities Authorized for Issuance Under Equity Compensation Plans” (which information may be included in our 2022 Proxy Statement under the section entitled “Equity Compensation Plan Information”) and further described Note 11 to the Financial Statements.

Purchases of Equity Securities by the Issuer

The Company acquired 113,577 shares from employees for tax withholding purposes related to vesting of restricted stock grants.

Item 6.[Reserved]

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

EXECUTIVE SUMMARY

We are a pre-revenue stage biopharmaceutical company focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

The biopharmaceutical market, both domestic and globally, is a highly competitive industry with strict regulations that are unpredictable in nature, time intensive and costly. We are focused on offering a compelling therapeutic option for patients most in need of new treatments for inflammatory conditions, including, but not limited to, OAK and the treatment of respiratory complications arising from COVID-19.

Moving forward, we will continue to place a disciplined focus on maintaining our business operations in a manner that is streamlined and efficient while continuing to allocate a requisite level of our liquidity, human capital and other operational resources towards the advancement of key immunology-based therapies with the ultimate goal of achieving marketing approval from the FDA and/or comparable foreign regulatory authorities and the subsequent commercialization of Ampion for these conditions.

Discussion regarding our business is contained in Part I, Item 1. Business.

Recent Financing Activities

Information regarding our Recent Financing Activities is contained in Note 10 to the Financial Statements.

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $217.6 million as of December 31, 2021. We expect to generate continued operating losses for the foreseeable future as we continue the ongoing development and advancement of Ampion with the ultimate goal of achieving marketing approval from the FDA and/or comparable foreign regulatory authorities and the subsequent commercialization of Ampion for the indications previously discussed. In addition, while working in parallel with the continued advancement of immunology-based indications for Ampion, we continue to actively explore licensing and other partnering opportunities with both domestic and globally-based organizations in order to further leverage and maximize the value of Ampion to our stockholders.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital in a timely and effective manner with minimal dilution to our existing and future shareholders. In addition, a recession or market correction resulting from the spread of COVID-19 could have a material adverse impact on our ability to raise requisite financing to support our ongoing business operations, which would adversely impact the value of our common stock.

As of December 31, 2021, we had $33.9 million of cash and cash equivalents. During the year ended December 31, 2021, we sold 25.0 million shares of common stock and warrants to purchase up to 15.0 million shares of our common stock, at an exercise price of $1.10 per share, in connection with a registered direct offering, which yielded gross proceeds of $22.5 million; offset by offering-related costs of $1.8 million. The warrants have a term of five years and are immediately exercisable. In addition, we sold approximately 6.2 million shares of common stock pursuant to the ATM equity offering program, which yielded gross proceeds of approximately $10.5 million; offset by offering-related costs of $0.5 million. Based on our current cash position and projection of operating expenses, capital expenditures and the settlement of firm commitments, we believe we will have sufficient liquidity to fund operations into the second half of 2023. This projection is based on many assumptions that may prove to be incorrect. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated.

Our shelf registration statement, which was declared effective by the SEC in May 2020, provides us with the ability to sell up to an aggregate amount of $100.0 million of shares of common stock, preferred stock, debt securities, warrants and units, or any combination thereof, less any sales from the ATM equity offering program that occurred prior to May 6, 2020, which was the effective date of the shelf registration statement. The shelf registration statement is effective until May 2023. We had $44.3 million remaining under the shelf registration statement as of December 31, 2021. However, we cannot be certain that we will be able to secure additional financing or that any funding, or securities offered pursuant to the shelf registration statement or otherwise, will be adequate to execute our business strategy. Even if we are able to obtain additional financing, such additional financing may be costly and may require us to agree to covenants or other provisions that favor new investors over existing stockholders.

December 31, 2021

Authorized shares	300,000,000

Common stock outstanding	227,325,381
Options outstanding	7,506,989
Warrants outstanding	18,302,897
Shares reserved for issuance under 2019 Stock and Incentive Plan	4,417,332
Available shares	42,447,401

Effective registration statement	$100,000,000
ATM activity (May 6, 2020 - December 31, 2021)	(33,213,000)
Registered direct offering	(22,500,000)
Remaining amount on registration statement	$44,287,000

Average stock price immediately preceding December 31, 2021
30 day	$0.77
60 day	$1.06
90 day	$1.24

Even though we had approximately 42.4 million shares of common stock authorized and available for future issuance as of December 31, 2021, our ability to raise additional funds by issuing securities pursuant to the current shelf registration statement is limited to the $44.3 million remaining, of which $13.3 million is currently reserved for the ATM equity offering program. Based on the table above, the average stock price could represent a range of our ability to draw down on the residual shelf capacity. In connection with the registered direct offering that we completed in December 2021, we are prohibited from issuing shares of common stock or any other securities convertible into, or exercisable, or exchangeable for, shares of common stock until March 16, 2022, and we are prohibited from utilizing our ATM equity offering program until May 15, 2022.

In addition, we, at our discretion, may file a new shelf registration statement to register the issuance and sale of any remaining shares of common stock that are authorized for issuance and/or any other equity or debt securities that may be issued by us.

Critical Accounting Policies, Estimates and Judgments

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Though the impact of COVID-19 to our business and operating results presents additional uncertainty, we continue to use the best information available to address our critical accounting estimates. Additional information regarding our critical accounting policies and estimates is contained in Notes 2, 7 and 11 to the Financial Statements. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment.

Clinical trial accrual

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with various vendors, which primarily include clinical research organizations, consultants and clinical site/investigatory agreements in connection with our active and ongoing clinical trials. The financial terms of these contracts are subject to negotiations, which vary from contract to contract, and may result in payments that do not match the periods over which materials or services are provided under such contracts. Our objective is to reflect the appropriate trial expenses in the financial statements by matching those expenses with the period in which services are performed and efforts are expended. We account for these expenses according to the progress of the trials as measured by subject enrollment and progression/timing of various aspects of the trials. We determine accrual estimates by taking into account discussions with applicable personnel and outside service providers as to the progress or state of the trials, or the services completed. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the reporting of amounts that are too high or too low for any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-based compensation

We account for share-based payments by recognizing compensation expense based upon the estimated fair value of the share-based payments on the date of grant. We determine the estimated fair value of the share-based payments granted using the fair market value of the stock in the case of restricted stock awards or Black-Scholes option pricing model in the case of stock options and recognize compensation costs ratably over the requisite service period which approximates the vesting period using the graded method. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We calculate our volatility assumptions using the actual changes in the market value of our stock. Forfeitures are recognized as they occur. Our historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, we estimate the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used in determining the fair value of share-based awards represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

Information regarding recently issued and relevant accounting standards (adopted and not adopted as of December 31, 2021) is contained in Note 2 to the Financial Statements.

Results of Operations—Year Ended December 31, 2021 Compared to December 31, 2020

We recognized a net loss for the year ended December 31, 2021 (the “2021 period”) of $17.1 million compared to the net loss recognized of $15.9 million for the year ended December 31, 2020 (the “2020 period”). The net loss during fiscal 2021 was attributable to operating expenses of $20.6 million; partially offset by the non-cash derivative gain of $3.5 million. The net loss during fiscal 2020 was attributable to operating expenses of $15.8 million and the non-cash derivative loss of $0.5 million, partially offset by the receipt of the Paycheck Protection Program (“PPP”) proceeds of $0.5 million. Operating expenses increased $4.7 million from the 2020 period to the 2021 period primarily due to a $2.7 million increase in research and development costs and $2.0 million increase in general and administrative costs, both of which are further explained below.

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Year Ended December 31,
	2021	2020
Clinical trial and sponsored research expenses	$5,787,000	$3,722,000
Salaries and benefits	2,981,000	2,771,000
Depreciation	1,070,000	1,166,000
Operations/manufacturing	816,000	447,000
Laboratory	779,000	356,000
Professional fees	335,000	215,000
Equipment rental and repair	86,000	94,000
Share-based compensation	46,000	401,000
Total research and development	$11,900,000	$9,172,000

2021 Period Compared to 2020 Period

Research and development costs increased by approximately $2.7 million, or 30%, for the 2021 period compared to the 2020 period. Research and development costs with variances above $175,000 and 10% compared with the previous period are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased by approximately $2.1 million, or 55%, primarily due to the incremental costs associated with the COVID-19 Phase 1 and 2 studies totaling $3.0 million, which were initiated late in the 2020 period and during the 2021 period. In addition, we incurred incremental costs associated with the AP-013 study contract, which totaled $1.8 million and considered moderately less than the clinical trial costs of $2.7 million incurred during the 2020 period prior to the pause of the study.

Operations/manufacturing

Operations/manufacturing expenses increased $369,000, or 83%, for the 2021 period compared with the 2020 period as a result of securing inventory of raw materials and components for the current period production of clinical trial products to be utilized in the current ongoing COVID-19 clinical studies.

Laboratory

Laboratory expenses increased $423,000, or 119%, for the 2021 period compared with the 2020 period as a result of incremental spend associated pre-clinical research and discovery with a primary focus on additional novel applications to further leverage the Ampion platform technology.

Share-based compensation

Share-based compensation decreased $355,000, or 89%, for the 2021 period compared with the 2020 period primarily due to previously awarded stock options becoming fully vested during 2021, resulting in lower share-based compensation in the 2021 period. In addition, the number of options awarded to the research and development department during the 2021 period was considerably less than the 2020 period.

General and Administrative

General and administrative expenses are summarized as follows:

	Year Ended December 31,
	2021	2020
Share-based compensation	$2,758,000	$956,000
Professional fees	2,517,000	2,260,000
Insurance	1,186,000	1,275,000
Salaries and benefits	1,141,000	1,200,000
Facilities	512,000	497,000
Director fees	350,000	295,000
Other	132,000	100,000
Travel and meetings	51,000	67,000
Depreciation	24,000	12,000
Total general and administrative	$8,671,000	$6,662,000

2021 Period Compared to 2020 Period

General and administrative costs increased $2.0 million, or 30%, for the 2021 period compared to the 2020 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Share-based Compensation

Share-based compensation expense increased $1.8 million, or 188%, for the 2021 period compared to the 2020 period due to the issuance of stock options and restricted stock awards to executives and Board of Director members during the 2021 period. The increase was partially offset by previously awarded stock options becoming fully vested during the 2021 period.

Professional fees

Professional fees increased $257,000, or 11%, for the 2021 period compared to the 2020 period due primarily to an increase in legal costs associated with the transition at the executive level. In addition, we engaged an investor relations firm, along with a strategic advisory firm during the 2021 period.

Cash Flows

Cash flows for the respective periods are as follows:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(14,089,000)	$(14,729,000)
Net cash used in investing activities	(97,000)	(63,000)
Net cash provided by financing activities	30,732,000	25,606,000
Net change in cash and cash equivalents	$16,546,000	$10,814,000

Net Cash Used in Operating Activities

During the 2021 period, our operating activities used approximately $14.1 million in cash and cash equivalents, which was less than our reported net loss of $17.1 million. The difference is primarily a result of periodic non-cash charges related to depreciation and amortization and share-based compensation totaling $3.9 million and an increase in working capital of $2.6 million; partially off-set by the non-cash adjustment for the warrant derivative gain totaling $3.5 million.

During the 2020 period, our operating activities used approximately $14.7 million in cash, which was less than our net loss of $15.9 million primarily as a result of the non-cash charges related to depreciation and amortization, stock-based compensation, warrant derivative and issuance of common stock for services totaling $3.1 million; partially offset by an increase in working capital totaling $2.0 million, resulting primarily from the decrease in accounts payable/accrued liabilities attributable to the pause of the AP-013 study in April 2020.

Net Cash Used in Investing Activities

During the 2021 period, $97,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

During the 2020 period, $63,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash from Financing Activities

During the 2021 period, we received gross proceeds of $22.5 million in connection with a registered direct offering, which was partially offset by offering-related costs of $1.8 million. We also received approximately $10.5 million from the sale of approximately 6.2 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.5 million. In addition, we received proceeds of $0.2 million from investor warrant exercises and stock option exercises; which was offset by the shares held back in the settlement of tax obligations related to the restricted stock awards totaling $0.2 million.

During the 2020 period, we received gross proceeds of $26.2 million from the sale of 32.1 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $1.4 million. In addition, we also received proceeds of $785,000 from investor warrant exercises representing 1,962,500 shares of common stock.

Contractual Obligations and Commitments

Our contractual obligations primarily consist of clinical research trial obligations, employment agreements and leases entered into in the ordinary course of business. As of December 31, 2021, the amount of our outstanding future contractual commitments related to clinical trials was $4.4 million. We lease our manufacturing facility under a non-cancellable operating lease arrangement. As of December 31, 2021, the value of our obligations under the operating lease was $925,000. In February 2022, we entered into two related-party agreements totaling $650,000. For a more detailed description of our contractual obligations see Note 7 and 16 to the Financial Statements.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue or profits. Over this period, we have continued to be focused on research and clinical development activities for the advancement of Ampion towards multiple BLA submissions; all of which has required raising a substantial amount of capital. In December 2021, we sold 25.0 million shares of common stock and warrants to purchase up to 15.0 million shares of our common stock, at an exercise price of $1.10 per share, in a registered direct offering that generated gross proceeds of $22.5 million, offset by offering-related costs of $1.8 million (see Note 10), which contributed to a cash and cash equivalent balance of $33.9 million as of December 31, 2021. The warrants have a term of five years and are immediately exercisable.

Furthermore, in February 2020, we entered into the Sales Agreement to implement an ATM equity offering program under which we, at our sole discretion, may issue and sell from time-to-time shares of its authorized common stock. During the year ended December 31, 2021, we sold approximately 6.2 million shares of common stock pursuant to the ATM equity offering program, which yielded gross proceeds of $10.5 million, offset by costs of $0.5 million (see Note 10).

We have prepared an updated liquidity projection, which reflects cash requirements for fixed, recurring base level business expenses such as payroll, legal and accounting, patents and overhead, and incremental costs supporting the current and projected clinical development programs. We continue to assess the impact of the COVID-19 pandemic, including the continued COVID-19 cases in the United States and the impact that it may have on current and projected future studies. Based on our current cash position and projection of operating expenses, capital expenditures and the settlement of firm commitments, we believe we will have sufficient liquidity to fund operations into the second half of

2023. This projection is based on many assumptions that may prove to be incorrect. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated.

In May 2020, the shelf registration statement was declared effective by the SEC and, as of December 31, 2021, we had approximately $44.3 million available for issuance under the shelf registration statement with approximately 42.4 million authorized shares of common stock remaining available for issuance. In connection with the registered direct offering that we completed in December 2021, we are prohibited from issuing shares of common stock or any other securities convertible into, or exercisable, or exchangeable for, shares of common stock until March 16, 2022, and we are prohibited from utilizing our ATM equity offering program until May 15, 2022.

In the event that we are unable to obtain funding through capital raises and/or partnering/licensing transactions in the future when deemed appropriate, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all, rights to Ampion at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of reviewing salaries and fringe benefits for employees and the cost of purchased materials/services. In general, we believe that our operating expenses can be negatively impacted by increases in the cost of clinical trials due to inflation and rising health care costs. Inflation and changing prices did not have a material adverse impact on our business operations during the 2021 period or the 2020 period.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2021, our internal controls over financial reporting are effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The information required by this item is to be included in our 2022 Proxy Statement as follows:

• The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1—Election of Directors;”

• The information relating to our executive officers is to be included in the section entitled “Executive Officers;”

• The information relating to our audit committee, audit committee financial expert and procedures by which shareholders may recommend nominees to our board of directors is to be included in the section entitled “Board of Directors and Committees; Corporate Governance;” and

• If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”

Such information is incorporated herein by reference to our 2022 Proxy Statement, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Our Code of Business Conduct and Ethics applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Business Conduct and Ethics is available on our website at www.ampiopharma.com under the section entitled “Investors” under “Corporate Governance.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the website address and location specified above.

Item 11.	Executive Compensation.

The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Executive Compensation,” and “Non-Employee Director Compensation,” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to equity compensation plans is to be included in our 2022 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2022 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is to be included in our 2022 Proxy Statement under the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●Report of Independent Registered Public Accounting Firm
●Balance Sheets as of December 31, 2021 and 2020
●Statements of Operations for the years ended December 31, 2021 and 2020
●Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
●Statements of Cash Flows for the years ended December 31, 2021 and 2020
●Notes to Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed December 18, 2019)
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect. (Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2018)
4.1*	Specimen Common Stock Certificate of the Registrant.
4.2	Form of Warrant to Purchase Common Stock. (Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K filed on June 6, 2017)
4.3	Form of Warrant. (Incorporated by reference from the Registrant’s Form 8-K filed on August 13, 2018)
4.4	Form of Warrant. (Incorporated by reference from the Registrant’s Form 8-K filed on December 15, 2021)
4.5	Description of Capital Stock of Ampio Pharmaceuticals, Inc. (Incorporated by reference from Registrant’s Form 10-K filed on February 21, 2020)
10.1**	2010 Stock Incentive Plan and forms of option agreements. (Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010)
10.2**	Amendment of 2010 Stock and Incentive Plan. (Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013)
10.3**	2019 Stock Incentive Plan and forms of option agreements. (Incorporated by reference from the Registrant’s Form 10-K filed on February 21, 2021)
10.4*,**	Form of restricted stock award agreement under the 2019 Stock Incentive Plan.
10.5*,**	Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 11, 2021.
10.6

Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013. (Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013)

10.7*,**	Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Holli Cherevka, dated October 11, 2021.
10.8*,**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated October 11, 2021.
10.9**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Martino, dated November 22, 2021 (Incorporated by reference from the Registrant’s Form 8-K Filed November 29, 2021)

10.10**

Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference from Registrant's Form 8-K filed August 23, 2019)

10.11*	Form of Indemnification Agreement between Ampio Pharmaceuticals, Inc. and certain directors, executive officers and key employees.
10.12**

Letter dated November 7, 2019 re: Administrative Error in the Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference from Registrant's Form 10-Q filed November 7, 2019)

10.13

Placement Agency Agreement, dated June 17, 2019, by and among Ampio Pharmaceuticals, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc. (Incorporated by reference from Registrant’s Form 8-K filed June 17, 2019)

10.14

Placement Agent Agreement, dated December 13, 2021, by and between Ampio Pharmaceuticals, Inc. and A.G.P/Alliance Global Partners. (Incorporated by reference from Registrant’s Form 8-K filed December 15, 2021)

10.15	Form of Securities Purchase Agreement. (Incorporated by reference from Registrant’s Form 8-K filed on December 15, 2021)
10.16

Sales Agreement, dated February 20, 2020, by and among ThinkEquity, a division of Fordham Financial Management, Inc., Roth Capital Partners LLC and Ampio Pharmaceuticals, Inc. (Incorporated by reference from the Registrant’s Form 8-K filed on February 20, 2020)

10.17	Loan Agreement, dated April 16, 2020, by and between Key Bank National Association and Ampio Pharmaceuticals, Inc. (Incorporated by reference from the Registrant’s Form 8-K filed on April 22, 2020)
23.1*	Consent of Moss Adams LLP.
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Inline XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

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

AMPIO PHARMACEUTICALS, INC.

Date: March 29, 2022	By:	/s/ Michael Martino
Michael Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 29, 2022.

Signature	Title

/s/ Michael Martino	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Michael Martino

/s/ Daniel G. Stokely	Chief Financial Officer (Principal Financial and Accounting Officer) and Secretary
Daniel G. Stokely

/s/ Michael Macaluso	Director
Michael Macaluso

/s/ David Bar-Or	Director
David Bar-Or

/s/ Philip H. Coelho	Director
Philip H. Coelho

/s/ Richard B. Giles	Director
Richard B. Giles

/s/ David R. Stevens	Director
David R. Stevens

/s/ Kevin Buchi	Director
Kevin Buchi

/s/ Elizabeth Jobes	Director
Elizabeth Jobes

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Ampio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

Denver, Colorado

March 29, 2022

We have served as the Company’s auditor since 2019.

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$33,892,000	$17,346,000
Prepaid expenses and other	1,740,000	1,147,000
Total current assets	35,632,000	18,493,000

Fixed assets, net	2,564,000	3,561,000
Right-of-use asset, net	629,000	824,000
Total assets	$38,825,000	$22,878,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,811,000	$1,550,000
Lease liability-current portion	311,000	284,000
Total current liabilities	5,122,000	1,834,000

Lease liability-long-term	614,000	925,000
Warrant derivative liability	5,805,000	2,607,000
Total liabilities	11,541,000	5,366,000

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 227,325,381 as of December 31, 2021 and 193,378,996 as of December 31, 2020	23,000	19,000
Additional paid-in capital	244,863,000	218,020,000
Accumulated deficit	(217,602,000)	(200,527,000)
Total stockholders’ equity	27,284,000	17,512,000

Total liabilities and stockholders’ equity	$38,825,000	$22,878,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

	Year Ended December 31,
	2021	2020

Operating expenses
Research and development	$11,900,000	$9,172,000
General and administrative	8,671,000	6,662,000
Total operating expenses	20,571,000	15,834,000

Other income (expense)
Interest income	4,000	12,000
Paycheck Protection Program loan forgiveness	—	544,000
Derivative gain (loss)	3,492,000	(543,000)
Loss on disposal of fixed asset	—	(73,000)
Total other income (expense)	3,496,000	(60,000)

Net loss	$(17,075,000)	$(15,894,000)

Net loss per common share:
Basic	$(0.09)	$(0.09)
Diluted	$(0.10)	$(0.09)

Weighted average number of common shares outstanding:
Basic	199,299,072	172,846,773
Diluted	204,963,019	172,846,773

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	158,644,757	$16,000	$191,060,000	$(184,633,000)	$6,443,000

Issuance of common stock for services	136,236	—	80,000	—	80,000
Share-based compensation, net of forfeitures	—	—	1,277,000	—	1,277,000
Stock options exercised, net	11,903	—	(2,000)	—	(2,000)
Warrants exercised, net	2,486,423	—	785,000	—	785,000
Issuance of common stock in connection with the "at-the-market" equity offering program	32,099,677	3,000	26,188,000	—	26,191,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(1,368,000)	—	(1,368,000)
Net loss	—	—	—	(15,894,000)	(15,894,000)

Balance at December 31, 2020	193,378,996	$19,000	$218,020,000	$(200,527,000)	$17,512,000

Issuance of common stock for services	54,052	—	80,000	—	80,000
Share-based compensation, net of forfeitures	—	—	2,724,000	—	2,724,000
Stock options exercised, net	386,604	—	120,000	—	120,000
Warrants exercised, net	588,221	—	114,000	—	114,000
Shares issued in connection with restricted stock awards	1,785,000	—	—	—	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(113,577)	—	(186,000)	—	(186,000)
Issuance of common stock in connection with the "at-the-market" equity offering program	6,246,085	1,000	10,511,000	—	10,512,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(512,000)	—	(512,000)
Issuance of common stock and warrants in connection with the registered direct offering	25,000,000	3,000	22,497,000	—	22,500,000
Offering costs related to the issuance of common stock and warrants in connection with the registered direct offering	—	—	(1,816,000)	—	(1,816,000)
Fair value related to the issuance of warrants in connection with the registered direct offering	—	—	(6,689,000)	—	(6,689,000)
Net loss	—	—	—	(17,075,000)	(17,075,000)

Balance at December 31, 2021	227,325,381	$23,000	$244,863,000	$(217,602,000)	$27,284,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2021	2020

Cash flows used in operating activities
Net loss	$(17,075,000)	$(15,894,000)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation, net of forfeitures	2,724,000	1,277,000
Depreciation and amortization	1,094,000	1,177,000
Loss on disposal of fixed asset	—	73,000
Paycheck Protection Program loan forgiveness	—	(544,000)
Issuance of common stock for services	80,000	80,000
Derivative (gain) loss	(3,492,000)	543,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and other	(593,000)	571,000
Increase (decrease) in accounts payable and accrued expenses	3,262,000	(2,475,000)
Decrease in lease liability	(89,000)	(81,000)
Proceeds received under the Paycheck Protection Program	—	544,000
Net cash used in operating activities	(14,089,000)	(14,729,000)

Cash flows used in investing activities
Purchase of fixed assets	(97,000)	(63,000)
Net cash used in investing activities	(97,000)	(63,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	10,512,000	26,191,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(512,000)	(1,368,000)
Proceeds from sale of common stock and warrants in connection with the registered direct offering	22,500,000	—
Costs related to the sale of common stock and warrants in connection with the registered direct offering	(1,816,000)	—
Proceeds from warrant and stock option exercises, net	234,000	783,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(186,000)	—
Net cash provided by financing activities	30,732,000	25,606,000

Net change in cash and cash equivalents	16,546,000	10,814,000

Cash and cash equivalents at beginning of period	17,346,000	6,532,000
Cash and cash equivalents at end of period	$33,892,000	$17,346,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,016,000	$1,347,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a pre-revenue stage biopharmaceutical company, located in Englewood, CO, that is focused on the development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis.

The Company’s core activities relate to research and development and raising capital. The Company has not generated operating revenue to date.

Note 2 – Summary of Significant Accounting Policies

Impact of Global Pandemic

The AP-013 study was initiated in June 2019 and was ongoing when the COVID-19 pandemic began. The Secretary of Health and Human Services declared a public health emergency (“PHE”) on January 31, 2020 and the President declared a national emergency in response to COVID-19 on March 13, 2020. The AP-013 study was impacted by the COVID-19 pandemic, as was the case with many clinical studies being conducted at that time. The study was paused in April 2020 due to patient and site safety concerns about COVID-19, the inability of sites to complete the remaining 12-week efficacy and 24-week follow-up visits, or to support doing these by remote visits, and the resulting unanimous recommendation from the study’s safety monitoring committee given the influence of the COVID-19 pandemic on the conduct of the study.

The U.S. Food and Drug Administration (“FDA”) acknowledged the impact of COVID-19 on clinical trials in the “FDA Guidance on Conduct of Clinical Trials of Medical Products during the COVID-19 Pandemic,” which outlined the FDA’s guidance to assist sponsors in assuring the safety of clinical trial participants, complying with good clinical practice (GCP), and minimizing risks to clinical trial integrity during the outbreak. The FDA also issued an update to its Guidance for Industry regarding the statistical principles for sensitivity analysis in clinical trials. In discussions with the FDA, the agency recommended that the Company identify subject information that was impacted by the pandemic during the AP-013 study and conduct a sensitivity analysis to detect potential bias related to the pandemic. Following this guidance, the Company initiated close-out of the study, locked the database, and conducted a preliminary analysis. As planned, a thorough analysis of the data was to be performed according to the statistical analysis plans and to consolidate the study data with data from severe osteoarthritis of the knee (“OAK”) patients from previous single-injection clinical studies before presenting it to the FDA. Early in the first quarter of 2022, the Company completed these additional analyses, according to the statistical analysis plan and incorporated elements of the FDA guidance document, and submitted the preliminary results in a Type C request to meet with the FDA.

In addition, since June 2020, the Company has commenced several clinical trials to determine the safety and efficacy for new applications of Ampion (i.e., inhaled and intravenous) related to inflammation resulting from COVID-19. Given the continued evolution of the COVID-19 pandemic and the related complexities and uncertainties associated with the additional variants, the Company’s business operations could be significantly impacted and, in addition, the supply chain provided by third parties on which the Company relies, including organizations that conduct clinical trials and key suppliers which provide the raw materials for manufacturing Ampion for the ongoing clinical trials, could also be impacted. The full extent of the potential adverse impact on the Company’s business operations and related current and future product development, including, but not limited to, pre-clinical research programs, clinical trials, financing activities and the overall impact on the United States and the global economy will depend on future developments related to the pandemic, which cannot be predicted at this time.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity, the clinical trial accrual, projected useful lives and potential impairment of fixed assets. The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Cash and Cash Equivalents

The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the years ended December 31, 2021 and 2020, the Company has maintained balances in excess of federally insured limits.

Concentration of Supplier

The Company currently contracts with a limited number of suppliers to obtain each of the key components/raw materials needed to produce Ampion for clinical trials, including Human Serum Albumin, the line sets and the vials/caps and stoppers. The Company believes there are other viable suppliers that could be substituted should the suppliers for the key components/raw materials become non-competitive.

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

Impairment of Long-Lived Assets

The Company performs an annual evaluation of the recoverability of the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets may be impaired and if any adjustment is warranted. Based on the Company’s evaluation as of December 31, 2021 and 2020, no impairment existed for long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. The warrant derivative liability is recorded at estimated fair value based on utilization of the Black-Scholes warrant pricing model depending on facts and circumstances. See Note 8 and Note 9 for additional information on the warrant derivative liability.

Share-Based Compensation

The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the share-based payments on the date of grant. The Company determines the estimated fair value of the share-based payments granted using the fair market value or Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period which approximates the vesting period using the graded method. See Note 11 for additional information on stock-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against all of its deferred tax assets, as management has concluded that it is more likely than not that the net deferred tax asset will not be realized through projected future taxable income, based primarily on the Company’s ongoing history of operating losses and the lack of taxable income in the foreseeable future. See Note 12 for additional information on income taxes.

Clinical Trial Accruals

The Company is currently conducting four discrete clinical trials which are at various stages of completion. The clinical trial accrual covering each of the studies involve identifying services that third parties, contracted by the Company, have performed, and estimating the associated cost incurred for these services which remain un-invoiced as of the balance sheet date. In addition, the clinical trial accrual involves the measurement of milestone achievements achieved by the patients participating in the clinical trial and the associated costs which have not been invoiced as of the balance sheet date. The Company develops an estimate of liability using its judgment based upon the facts and circumstances known at the time.

Research and Development

Research and development costs are expensed as incurred in the respective periods.

Liquidity

In December 2021, the Company finalized a registered direct offering that generated gross proceeds of $22.5 million, offset by offering-related costs of $1.8 million (see Note 10), which contributed to a cash and cash equivalent balance of $33.9 million as of December 31, 2021.

Furthermore, in February 2020, the Company entered into a Sales Agreement (“Sales Agreement”) with two agents to implement an “at-the-market” (“ATM”) equity offering program under which the Company, at its sole discretion and subject to certain exceptions, may issue and sell from time-to-time shares of its authorized common stock. During the year ended December 31, 2021, the Company sold shares pursuant to the ATM equity offering program, which yielded gross proceeds of $10.5 million, offset by offering-related costs of $0.5 million (see Note 10).

The company recognized a net loss of $17.1 million, which is primarily attributable to operating expenses of $20.6 million, partially offset by the non-cash derivative gain of $3.5 million (see Note 9). The Company used $14.1 million of cash to fund business operations for the year ended December 31, 2021 and ended the year with an accumulated deficit and stockholders’ equity of $217.6 million and $27.3 million, respectively. As a pre-revenue stage biopharmaceutical company, the Company has not generated any operating revenues or profits to date. Based on current cash flow projections, management believes that additional capital will be required to fund the business into the second half of 2023.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the year ended December 31, 2021, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standard Board (the “FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s financial statements issued in the future.

This Annual Report on Form 10-K does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

Deposits	$884,000	$266,000
Unamortized commercial insurance premiums	465,000	627,000
Professional fees	235,000	—
Raw materials	72,000	—
Receivable	16,000	185,000
Other	68,000	69,000
Total prepaid expenses and other	$1,740,000	$1,147,000

Note 4 – Fixed Assets

Fixed assets balances, net of accumulated depreciation, as of December 31, 2021 and 2020 are as follows:

	Estimated
	Useful Lives	December 31,
	(in Years)	2021	2020

Leasehold improvements	10	$1,649,000	$2,250,000
Manufacturing facility/clean room	3 - 8	677,000	998,000
Lab equipment and office furniture	5 - 8	238,000	313,000
Fixed assets, net		$2,564,000	$3,561,000

Depreciation expense as of December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
	2021	2020

Depreciation and amortization expense	$1,094,000	$1,177,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020

Accounts payable	$427,000	$186,000
Clinical trials	2,995,000	558,000
Professional fees	510,000	267,000
Accrued compensation	389,000	—
Commercial insurance premium financing	269,000	386,000
Other	221,000	153,000
Accounts payable and accrued expenses	$4,811,000	$1,550,000

Commercial Insurance Premium Financing Agreement

In June 2021, the Company entered into an insurance premium financing agreement for $0.9 million, with a term of nine months and an annual interest rate of 3.57%. Under the terms and provisions of the agreement, the Company will be required to make principal and interest payments totaling $82,000 per month over the remaining term of the agreement. The outstanding obligation as of December 31, 2021 was $245,000, which will be paid in full by March 2022. In addition, as of December 31, 2021, the Company had a remaining balance of $24,000 related to annual insurance premiums payable to the Company’s insurance broker, which will be paid in full by March 2022.

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

In October 2020, the Company submitted its PPP loan forgiveness application, requesting forgiveness of the full principal amount of its PPP loan. In May 2021, the Company received notification from the Lender that the Small Business Administration (the “SBA”) had authorized full forgiveness of the PPP loan. In July 2021, the Company received notification from the Lender that the SBA submitted, and the Lender has received, proceeds representing the full pay-off of the loan balance. As such, the Company’s loan balance of $544,000 is considered to be paid off in full.

Note 7 – Commitments and Contingencies

Commitments and contingencies as of December 31, 2021 are described below and summarized in the following table:

	Total	2022	2023	2024	2025	2026	Thereafter
Key clinical research trial obligations	$4,444,000	$4,444,000	$—	$—	$—	$—	$—
Employment agreements	4,021,000	1,764,000	1,260,000	997,000	—	—	—
	$8,465,000	$6,208,000	$1,260,000	$997,000	$—	$—	$—

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a clinical research organization (“CRO”) in reference to the AP-013 study totaling $1.4 million. The contractual provisions required a retainer of $315,000, which will be applied to study expenses as further defined by the contract. The CRO will refund any unused portion of the retainer. The initial contract was increased by $300,000 due to additional procedures performed at the request of the Company during the close-out phase of the study. The Company had an outstanding future contractual commitment of $120,000 (net of the $315,000 deposit) as of December 31, 2021.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase 1 study for at-home treatment utilizing inhaled Ampion to treat patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). The contractual provisions required an initial retainer of $105,000, which will be applied to future study expenses as further defined by the contract. Due to the unpredictable nature of the ongoing COVID-19 pandemic, and the Company’s difficulty to recruit and enroll patients impacted by Long-COVID in accordance with the terms and provisions of the study protocol, the Company needed to secure additional CRO resources and sites to complete the trial, which resulted in a contractual amendment of $1.0 million. As such, the revised contractual amount for the AP-018 study is $1.3 million. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $100,000 (net of the $105,000 deposit) as of December 31, 2021.

In June 2021, the Company entered into a contract with a CRO totaling $2.5 million in reference to a multicenter Phase 2 clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual provisions required an initial retainer of $300,000, which has been, and will continue to be, applied to study expenses as further defined by the contract. Due to the unpredictable nature of the ongoing COVID-19 pandemic, and the Company’s difficulty with the enrollment of patients for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies, the contractual amount was amended by $1.9 million to account for additional study sites, investigator payments and enrollment delays. As such, the revised contractual commitment for the AP-019 study is $4.4 million. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $2.8 million (net of the $200,000 deposit) as of December 31, 2021.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase 2 clinical trial utilizing IV Ampion in the treatment of patients with complications arising from COVID-19 (the “AP-017 study”). The contractual provisions required a retainer of $345,000, which has been, and will continue to be, applied to study expenses as further defined by the contract. Due to the unpredictable nature of the ongoing COVID-19 pandemic, and the Company’s difficulty with the enrollment of patients for the treatment of COVID-19 given the unplanned variability of the virus, vaccine rates and mutations in the virus in certain geographies, the contractual amount was amended by $0.7 million to account for additional study sites, investigator payments and enrollment delays. As such, the revised contractual commitment for the AP-017 study is $2.5 million. In the event of premature termination, the Company will pay for services rendered and expenses incurred through the date of termination. The CRO will refund any unused portion of the retainer. The Company had an outstanding future contractual commitment of $1.4 million (net of the $200,000 deposit) as of December 31, 2021.

Employment Agreements

The Company has three employment agreements that expire in October 2024 and one employment agreement that expires in November 2022. These employment agreements call for base salaries ranging from $335,000 to $550,000 and discretionary bonus and severance payments ranging from $167,000 to $275,000.

These employment agreements supersede and replace the Company’s prior employment agreements. Amounts noted above do not assume the continuation of employment beyond the initial contractual terms of each employee’s existing employment agreements.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate of 5.75%, based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of December 31, 2021:

	Facility Lease Payments	2022	2023	2024	2025	2026	Thereafter

Remaining Facility Lease Payments	$999,000	$355,000	$364,000	$280,000	$—	$—	$—
Less: Discount Adjustment	(74,000)
Total lease liability	$925,000

Lease liability-current portion	$311,000

Long-term lease liability	$614,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of December 31, 2021:

ROU Asset

Balance as of December 31, 2020	$824,000
Amortization	(195,000)
Balance as of December 31, 2021	$629,000

The Company recorded lease expense in the respective periods is as follows:

	Year Ended December 31,
	2021	2020

Lease expense	$275,000	$264,000

Note 8 – Warrants

The Company has issued both equity (“placement agent”) and liability classified (“investor”) warrants in conjunction with equity raises. The Company had a total of 1.1 million equity-classified warrants and 17.2 million liability-classified warrants outstanding as of December 31, 2021.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2019	7,116,524	$0.57	3.41
Warrant exercised	(2,985,800)	$0.42	—
Outstanding as of December 31, 2020	4,130,724	$0.66	2.05
Warrants issued in connection with the registered direct offering	15,000,000	$1.10	4.96
Warrants exercised	(812,827)	$0.58	—
Warrants expired	(15,000)	$0.94	—
Outstanding as of December 31, 2021	18,302,897	$1.02	4.24

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$1.10	Investor	15,000,000		4.96
August 2018 public offering	$0.40	Investor	153,400		1.61
June 2017 registered direct offering	$0.76	Investor	2,026,915		0.42
June 2019 public offering	$0.50	Placement agent	823,650		2.46
June 2017 registered direct offering	$0.76	Placement agent	298,932		0.42
Outstanding as of December 31, 2021			18,302,897	$1.02	4.24

In connection with the December 2021 registered direct offering, the Company issued investor warrants to purchase an aggregate of 15.0 million shares of common stock at an exercise price of $1.10 with a term of five years and are immediately exercisable (see Note 10). Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2021, these warrants had a fair value of $5.6 million. Significant assumptions, using the Black-Scholes valuation model as of December 31, 2021, and at issuance were as follows:

Assumptions for warrants issued December 15, 2021:	December 31, 2021	At Issuance

Exercise Price	$1.10	$1.10
Volatility	101%	100%
Equivalent term (years)	4.96	5.00
Risk-free interest rate	1.25%	1.26%
Number of warrants	15,000,000	15,000,000
Derivative liability	$5,597,000	$6,689,000

In connection with the August 2018 confidentially marketed public offering, the Company issued investor warrants to purchase an aggregate of 20.0 million shares of common stock at an exercise price of $0.40 with a term of five years. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2021 and 2020, these warrants had a fair value of $52,000 and $606,000, respectively. Significant assumptions, using the Black-Scholes valuation model, as of

December 31, 2021, December 31, 2020, and at issuance were as follows:

	December 31,
Assumptions for warrants issued August 13, 2018:	2021	2020

Exercise Price	$0.40	$0.40
Volatility	107%	131%
Equivalent term (years)	1.61	2.61
Risk-free interest rate	0.60%	0.15%
Number of warrants	153,400	437,500
Derivative liability	$52,000	$606,000

In connection with the June 2017 registered direct offering, the Company issued investor warrants to purchase an aggregate of 11.0 million shares of common stock at an exercise price of $0.76 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2021 and 2020, these warrants had a fair value of $156,000 and $2.0 million, respectively. Significant assumptions as of December 31, 2021 and 2020 were as follows:

	December 31,
Assumptions for warrants issued June 2, 2017:	2021	2020

Exercise Price	$0.76	$0.76
Volatility	92%	90%
Equivalent term (years)	0.42	1.42
Risk-free interest rate	0.15%	0.11%
Number of warrants	2,026,915	2,026,915
Derivative liability	$156,000	$2,001,000

During the year ended December 31, 2021, the Company issued 284,100 shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40. The Company received proceeds of $114,000 during the period related to these investor warrant exercises. In addition, former placement agents elected to exercise 528,727 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price and, as such, the Company issued 304,121 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants. A total of 15,000 placement agent warrants also expired during the year ended December 31, 2021.

The total value for the warrant derivative liability as of December 31, 2021 is approximately $5.8 million (see Note 9).

During the year ended December 31, 2020, the Company issued 2.0 million shares of its common stock as a result of the exercise of investor warrants with an exercise price of $0.40 and received proceeds of $785,000 related to these investor warrant exercises. In addition, former placement agents elected to exercise 1.0 million of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price and, as such, the Company issued 524,000 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants.

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$5,805,000	$5,805,000

December 31, 2020
Liabilities:
Warrant derivative liability	$—	$—	$2,607,000	$2,607,000

The recurring warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of December 31, 2021, December 31, 2020, and at issuance are disclosed in Note 8.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2020	$2,607,000
Warrant issuances	6,689,000
Warrant exercises	(347,000)
Change in fair value	(3,144,000)
Balance as of December 31, 2021	$5,805,000

Note 10 – Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of December 31, 2021 and 2020.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

December 31, 2021

Authorized shares	300,000,000

Common stock outstanding	227,325,381
Options outstanding	7,506,989
Warrants outstanding	18,302,897
Reserved for issuance under 2019 Stock and Incentive Plan	4,417,332

Available shares	42,447,401

Registered Direct Offering

In December 2021, the Company completed a registered direct offering whereby it issued 25.0 million shares of its common stock at a price of $0.90 per share, along with investor warrants to purchase up to 15.0 million shares of common stock, generating gross proceeds of $22.5 million. In connection with this offering, the Company entered into a Placement Agent Agreement with the placement agent. Pursuant to the Placement Agent Agreement, the placement agent received a 7% commission of $1.6 million, and $75,000 as compensation for other costs related to the offering. Additionally, the Placement Agent Agreement contained certain restrictions that prevents the Company from conducting an equity financing and utilizing the at-the-market equity offering program in the near term. The Company also incurred expenses related to legal, accounting, and other registration costs of $167,000. The shares and warrants were offered and sold pursuant to the Company’s shelf registration statement.

The investor warrants issued in connection with the registered direct offering have an exercise price of $1.10 per share and are immediately exercisable with a term of five years from issuance. Based on the terms of the warrant and related securities law, the contract does not meet the criteria within Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” to permit the company to settle in unregistered shares. Therefore, the Company could be forced to cash settle the warrants. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under ASC 815. On the date of issuance, these warrants were valued at $6.7 million, using the Black-Scholes valuation model (see Note 8) and represents a reduction in additional paid-in capital at the time of issuance.

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

In connection with the registered direct offering that the Company completed in December 2021, the Company is prohibited from utilizing the ATM equity offering program until May 15, 2022.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement as of December 31, 2021:

	Year Ended December 31,
	2021	2020

Total shares of common stock sold	6,246,085	32,099,677

Gross proceeds	$10,512,000	$26,191,000
Commissions earned by placement agents	(422,000)	(1,050,000)
Issuance fees	(90,000)	(318,000)
Net proceeds	$10,000,000	$24,823,000

Issuance of Common Stock for Services

The Company issued 54,052 and 136,236 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), each valued at $80,000, as partial compensation for the services of non-employee directors, during the years ended December 31, 2021 and 2020, respectively.

Note 11 – Equity Instruments

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of December 31, 2021:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during previous fiscal years	(2,067,471)
Options granted during fiscal 2021	(1,866,000)
Restricted stock awards granted during fiscal 2021	(1,785,000)
Forfeited, expired and/or cancelled equity awards	5,500
Shares forfeited to settle exercise price and tax obligation	130,303
Remaining shares available for future equity awards	4,417,332

Options

The Company’s stock option activity is summarized in the table below:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding December 31, 2019	6,000,332	$1.33	5.40	$—
Granted	1,923,471	$0.90
Exercised	(32,500)	$0.33
Forfeited	(100,000)	$1.70
Expired and/or cancelled	(1,691,652)	$1.87
Outstanding as of December 31, 2020	6,099,651	$1.04	7.36	$—
Granted	1,866,000	$1.21
Exercised	(443,662)	$0.55
Forfeited, expired and/or cancelled	(15,000)	$5.76
Outstanding as of December 31, 2021	7,506,989	$1.12	7.21	$91,000
Exercisable as of December 31, 2021	6,333,656	$1.02	6.73	$88,000

Of the 443,662 stock options that were exercised during the year ended December 31, 2021, 8,000 stock options were cash exercised whereby the Company received proceeds to cover the option holder’s exercise price and tax obligations totaling $6,000. In addition, 302,734 stock options were exercised as cashless exercises whereby the Company received proceeds to cover the option holders’ exercise price totaling $154,000. The remaining 132,928 stock options were net exercised whereby the total number of shares of common stock issued was reduced by 57,058 shares to cover the option holders’ exercise price and tax obligations. The Company submitted the tax obligations totaling $40,000 on behalf of the option holders. The shares of common stock that are held back upon a net exercise of a stock option to settle the option holder’s obligation associated with the exercise price and tax obligations are added back to the reserve for shares available for future equity awards under the 2019 Plan.

Outstanding options that were issued in accordance with the 2010 Plan and 2019 Plan are summarized in the table below:

Outstanding Options by Plan	December 31, 2021
2010 Plan	3,630,018
2019 Plan	3,876,971
Outstanding as of December 31, 2021	7,506,989

Stock options outstanding at December 31, 2021 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	494,500	$0.44	7.66
$0.51 - $1.00	4,452,345	$0.70	6.80
$1.01 - $1.50	937,000	$1.19	9.69
$1.51 and above	1,623,144	$2.45	6.77
Total	7,506,989	$1.12	7.21

Restricted Stock Awards

In connection with the three employment agreements that expire October 2024 (see Note 7), the Company awarded 1.8 million shares of restricted stock in accordance with the 2019 Plan, of which a portion vested immediately, with the remaining shares of restricted stock awards vesting annually on January 1st until 2025. The 2019 Plan allows the restricted stock award grantee to authorize the Company to withhold shares of common stock to settle the tax obligation at such time the shares vest. The shares of restricted stock that vested immediately were subject to statutory tax withholdings and all three employees authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 113,577 shares of restricted stock and 1.7 million net shares of restricted stock being issued during the year ended December 31, 2021.

The restricted stock awards activity at December 31, 2021 is summarized in the table below:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Granted	1,785,000	$1.64
Vested	(203,423)	$1.64	$—
Shares forfeited to settle tax obligation	(113,577)	$1.64
Unvested at December 31, 2021	1,468,000	$1.64

Share-based Compensation

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted and modified during the period ended December 31, 2021 and December 31, 2020, using the following assumptions:

Year Ended December 31,
	2021	2020

Expected volatility	113% - 127%	121% - 134%
Risk free interest rate	0.78% - 1.38%	0.19% - 1.67%
Expected term (years)	5.00 - 6.50	3.00 - 6.00

Based on these assumptions, the Company recognized $1.4 million of share-based compensation related to options as of December 31, 2021.

The Company also computes the fair value for all restricted stock awards based on the stock price on the grant date and recognizes share-based compensation ratably over the requisite service period which approximates the vesting period. The Company recognized $1.3 million of share-based compensation relating to restricted stock awards as of December 31, 2021.

As such, the Company recognized a total of $2.7 million of share-based compensation for options and restricted stock awards as of December 31, 2021, which is further explained in the table below.

Share-based compensation expense related to the fair value of stock options and restricted stock awards is included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. The Company determined the fair value as of the date of grant for options using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Research and development expenses
Share-based compensation	$46,000	$401,000

General and administrative expenses
Issuance of common stock for services (see Note 10)	80,000	80,000
Share-based compensation	2,678,000	876,000

Total share-based compensation	$2,804,000	$1,357,000

Unrecognized share-based compensation expense related to stock options as of December 31, 2021	868,000

Weighted average remaining years to vest for stock options	1.24

Unrecognized share-based compensation expense related to restricted stock awards as of December 31, 2021	1,572,000

Weighted average remaining years to vest for restricted stock awards	3.01

Note 12 – Income Taxes

Income tax expense (benefit) resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in the Company’s financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2021	2020
(Benefit) expense at federal statutory rate	(21.0)%	(21.0)%
State, net of federal income tax impact	(4.4)%	(2.9)%
Stock-based compensation	0.1%	4.7%
Registered offering gain/warrant expense	(4.6)%	0.4%
Paycheck Protection Program funding	0.0%	(0.7)%
Change in state deferred tax rate	0.0%	0.7%
Expiration of tax attribute carryforwards	1.1%	1.5%
Other	2.1%	0.0%
Change in valuation allowance	26.7%	17.3%
Effective tax rate	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Years Ended December 31,
	2021	2020
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$96,000	$—
Interest expense carryforward	73,000	—
ROU asset	(155,000)	(203,000)
Lease liability	228,000	298,000
Net operating loss carryforward	47,858,000	43,515,000
Share-based compensation	1,050,000	1,030,000
Unrealized loss on trading security	772,000	772,000
Property and equipment	113,000	9,000
Warrants	96,000	152,000
Other	1,000	1,000
Less: Valuation allowance	(50,132,000)	(45,574,000)
Total long-term deferred income tax assets (liabilities)	$—	$—

As of December 31, 2021, Ampio has approximately $194.6 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire from 2022 through 2037. Approximately $63.5 million of the NOL carryforward carries forward indefinitely. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes that it has no material uncertain tax positions and has fully reserved against its future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2018 or for Colorado before 2017. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

Note 13 – Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Net loss	$(17,075,000)	$(15,894,000)
Less: decrease in fair value of investor warrants	(3,492,000)	—
Loss available to common stockholders	$(20,567,000)	$(15,894,000)

Basic weighted-average common shares outstanding	199,299,072	172,846,773
Add: dilutive effect of equity instruments	5,663,947	—
Diluted weighted-average shares outstanding	204,963,019	172,846,773
Earnings per share – basic	$(0.09)	$(0.09)
Earnings per share – diluted	$(0.10)	$(0.09)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Warrants to purchase shares of common stock	12,638,950	4,130,724
Outstanding stock options	7,506,989	6,099,651
Restricted stock awards	1,468,000	—
Total potentially dilutive shares of common stock	21,613,939	10,230,375

Note 14 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of December 31, 2021, the Company is not a party to any ongoing lawsuits.

Note 15 – Employee Benefit Plan

The Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. However, as of December 31, 2021, the Company does not match employee contributions.

Note 16 – Subsequent Events

In February 2022, the Company entered into a sponsored research agreement with Trauma Research, LLC, an entity owned by one of the Company’s Directors. The agreement totals $400,000 for research activities to be performed over the next year. In addition, the Company also entered into an agreement with that Director to provide research services. The agreement totals $250,000, which is to be paid in four equal installments payable quarterly over the one-year term.