Form 10-K/A
period 2021-12-31
Ampio Pharmaceuticals, Inc.
filed 2022-05-02
CIK 1411906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 20, 2022, 227,186,867 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Cntents

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2021, of Ampio Pharmaceuticals, Inc. (the “Company,” “we,” or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2022 annual meeting of the stockholders in reliance on General Instruction G(3) to Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Action of 1934, as amended (the “Exchange Act”), this Amendment revised Item 15 of Part IV to include currently dated certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Amendment and updates the Exhibit Index to reflect the inclusion of these certifications.

Other than the items outlined above, this Amendment does not attempt to modify or update the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the Company with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing. Capitalized terms not defined in this Amendment have the meaning given to them in the Original Filing.

Table of Cntents

This Amendment refers to trademarks, such as Ampio and Ampion®, which are protected under applicable intellectual property laws and are our property. This Amendment also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Amendment may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to such trademarks and tradenames.

Unless otherwise indicated or unless the context otherwise requires, references in this Amendment to the “Company,” “Ampio,” “we,” “us,” or “our” relate to Ampio Pharmaceuticals, Inc.

Table of Cntents

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our directors and named executive officers as of April 28, 2022.

Name	Age	Title
Michael Martino	66	Chief Executive Officer and Chairman of the Board
David Bar-Or, M.D.	73	Director
Philip H. Coelho	78	Director
Richard B. Giles	72	Director
David R. Stevens	73	Director
J. Kevin Buchi	66	Director
Elizabeth Varki Jobes	55	Director
Michael Macaluso	70	Director, Former Chief Executive Officer
Holli Cherevka	38	President and Chief Operating Officer
Daniel G. Stokely	58	Chief Financial Officer

Michael A. Martino was appointed by the Board of Directors (the “Board”) as the Company’s Chief Executive Officer (“CEO”) on November 22, 2021. Mr. Martino has served as a director of the Company since October 2021. Mr. Martino previously served as President, Chief Executive Officer and a director of HemaFlo Therapetuics Inc., a private company focused on the treatment of acute kidney injury, since January 2016. Prior to HemaFlow, Mr. Martino was President and Chief Executive Officer of Ambit Biosciences, a company focused on the development of a drug to treat acute myeloid leukemia, from November 2011 to November 2014. Under his leadership, Ambit initiated a large, multi-national Phase III study; secured $25 million in private financing; completed a $90 million initial public offering; and ultimately sold the company to a large, Japanese pharmaceutical company for $450 million in cash plus future milestone payments. Mr. Martino also previously served as President, Chief Executive Officer and a director of Arzeda, a synthetic biology company, and Sonus Pharmaceuticals, an oncology drug development company. In addition, Mr. Martino currently serves on the board of Caravan Biologix, a private company primarily focused on the development of novel oncology drugs, and was a founding director at Excision BioTherapeutics, Inc. Mr. Martino has a BBA from Roanoke College, where he served as a Trustee from 2016 to 2020, and a MBA from Virginia Tech. Mr. Martino has extensive experience in life sciences and his experience as the chief executive officer and director of other pharmaceutical companies, both public and private, leading drug development from preclinical through Phase 3 clinical trials, transacting mergers, and leading capital raises are the attributes that qualify him to serve as a member of our Board.

David Bar-Or, M.D., served as our Chief Scientific Officer (“CSO”) from March 2010 until September 2018. Dr. Bar-Or also served as our Chairman of the Board from March 2010 until May 2010. From April 2009 until March 2010, he served as Chairman of the Board and CSO of DMI Life Sciences, Inc. Dr. Bar-Or is currently the owner of Trauma Research, LLC and the director of Trauma Research at Swedish Medical Center, Englewood, Colorado, St. Anthony’s Hospital, Lakewood, Colorado, Wesley Medical Center, Wichita, Kansas and The Medical Center of Plano, Plano, Texas. Dr. Bar-Or is the founder of Ampio Pharmaceuticals, Inc. Dr. Bar-Or was principally responsible for all patented and proprietary technologies, which were acquired by the Company from DMI BioSciences, Inc. in April 2009. He was also primarily responsible for all patents issued and applied for since then, having been awarded over 500 patents and having been an inventor on over 120 patent applications over the life of the Company. Dr. Bar-Or has authored or co-authored over 220 peer-reviewed journal articles and several book chapters. Dr. Bar-Or is a reviewer for over 45 peer reviewed scientific and clinical journals. He is the recipient of the Gustav Levi Award from the Mount Sinai Hospital, New York, New York, the Kornfeld Award for an outstanding MD Thesis, the Outstanding Resident Research Award from the Denver General Hospital, and the Outstanding Clinician Award from the Denver General Medical Emergency Resident Program. Dr. Bar-Or received his medical degree from the Hebrew University, Hadassah Medical School, Jerusalem, Israel, following which he completed a biochemistry fellowship at Hadassah Hospital under Professor Alisa Gutman and undertook post-graduate residency training at Denver Health Medical Center, specializing in emergency medicine, a discipline in which he is board certified. He completed the first research fellowship in

Table of Cntents

Emergency Medicine at Denver Health Medical Center under the direction of Professor Peter Rosen. Dr Bar-Or practiced Medicine for 24 years and directed the department of Emergency Medicine at a large level I trauma center for 5 years. Dr Bar-Or has been engaged in biological research for 50 years. Dr. Bar-Or’s medical expertise and experience, extensive experience with pharmaceutical research, and leadership role in his hospital affiliations are the attributes that qualify him to serve as a member of our Board.

Philip H. Coelho has served as a member of our Board since April 2010. Mr. Coelho is the Chief Technology Officer of ThermoGenesis Corp., a firm he founded in 1986, retired from in 2007, and rejoined in 2017, which invents and commercialized products that isolate, purify and cryopreserve stem, progenitor and immune cells derived from a donor or the patient’s own body to treat human disease. Prior to rejoining ThermoGenesis Corp., Mr. Coelho founded SynGen Inc. in October 2009, and merged that company with ThermoGenesis Corp., in 2017. Mr. Coelho was the President and CEO of PHCMedical, Inc., a consulting firm, from August 2008 through October 2009. From August 2007 through May 2008, Mr. Coelho served as the Chief Technology Architect of ThermoGenesis Corp. From 1989 through July 2008, he was Chairman and CEO of ThermoGenesis Corp. Mr Coelho served as Vice President of Research & Development of ThermoGenesis from 1986 through 1989. Mr. Coelho has been in the senior management of high technology consumer electronic or medical device companies for over 30 years. He was President of Castleton Inc. from 1982 to 1986, and President of ESS Inc. from 1971 to 1982. Mr. Coelho has also served as a member of the board of directors of NASDAQ-listed company, Catalyst Pharmaceuticals Partners, Inc. (CPRX) since October 2002, and previously served as a member of the board of directors of NASDAQ-listed Mediware Information Systems, Inc. (MEDW) from December 2001 until July 2006, and commencing again in May 2008 until it was sold in December 2012. Mr. Coelho received a B.S. degree in thermodynamic and mechanical engineering from the University of California, Davis and has been awarded more than 50 U.S. patents in the areas of cryopreservation, cryogenic robotics, cell selection, blood protein harvesting, surgical homeostasis and lateral flow immunotherapy devices. Mr. Coelho’s long tenure as a CEO of a public medical device company, as director of a public pharmaceutical company, prior and current public company board experience, and knowledge of corporate finance as well as his demonstrated success in developing patented technologies are the attributes that qualify him to serve as a member of our Board.

Richard B. Giles, CPA, has served as a member of our Board since August 2010. Mr. Giles was the CFO and Treasurer of Ludvik Electric Co., an electrical contractor headquartered in Lakewood, Colorado, a position he held from 1985 until October 2021. Ludvik Electric is a private electrical contractor that has completed electrical contracting projects throughout the United States, South Africa and Germany. As CFO and Treasurer of Ludvik Electric, Mr. Giles was responsible for accounting, risk management, financial planning and analysis, financial reporting, regulatory compliance, and tax-related accounting functions. Since October 2021, Mr. Giles serves as a Corporate Accounting Consultant to Ludvik Electric and to other business entities. He also served as the trustee of Ludvik Electric Co.’s 401(k) plan. Prior to joining Ludvik Electric, Mr. Giles was an Audit Partner for three years with Higgins Meritt & Company, then a Denver Colorado CPA firm, and during the preceding nine years he was an Audit Manager and a member of the audit staff of Price Waterhouse, one of the legacy firms which now comprises PricewaterhouseCoopers. Mr. Giles received a B.S. degree in accounting from the University of Northern Colorado. He is a member of the American Institute of Certified Public Accountants, Colorado Society of Certified Public Accountants, and Construction Financial Management Association. Mr. Giles’ executive financial management, accounting and financial reporting, corporate accounting are the attributes that qualify him to serve as a member of our Board.

David R. Stevens, Ph.D., has served as a member of our Board since June 2011. Dr. Stevens has worked in the U.S. Food and Drug Administration regulated life science industry since 1978. He has also been a consulting research pathologist since December 2006 for Premier Laboratory, LLC. He has been a board member of Cetya, Inc. since December 2013. He has served on the boards of several other public and private life science companies, including Micro-Imaging Solutions, LLC (from 2007 to 2018), Poniard Pharmaceuticals, Inc. (from 2004 to 2013), Aqua Bounty Technologies, Inc. (from 2002 to 2012), Advanced Cosmetic Intervention, Inc. (from 2006 to 2011) and Smart Drug Systems, Inc. (from 1999 to 2006), and was an advisor to Bay City Capital (from 1999 to 2006). Dr. Stevens was previously President and CEO of Deprenyl Animal Health, Inc., a public veterinary pharmaceutical company, from 1990 to 1998, and Vice President, Research and Development, of Agrion Corp., a private biotechnology company, from 1986 to 1988. He began his career in pharmaceutical research and development at the former Upjohn Company, where he contributed to the preclinical evaluation of Xanax and Halcion. Dr. Stevens received B.S. and D.V.M. degrees from Washington State University, and a Ph.D. in comparative pathology from the University of California, Davis. He is a

Table of Cntents

Diplomate of the American College of Veterinary Pathologists. Dr. Stevens’ experience in executive management in the pharmaceutical industry and knowledge of the medical device industry are the attributes that qualify him to serve as a member of our Board.

J. Kevin Buchi is the former President and Chief Executive Officer of Cephalon, Inc., having also served as corporate vice president of global branded products at Teva Pharmaceutical Industries Limited after Teva acquired Cephalon in October 2011. Mr. Buchi also served as President and Chief Executive Officer of TetraLogic Pharmaceuticals and of Biospecifics Technologies. Mr. Buchi joined Cephalon in 1991 and held various leadership positions during his tenure, including Chief Financial Officer and Chief Operating Officer, before becoming Cephalon’s Chief Executive Officer in 2010. In addition, Mr. Buchi currently serves as a Director of Amneal Pharmaceuticals, Inc. and Benitec Biopharma Ltd. Mr. Buchi previously served on the boards of several pharmaceutical companies, including Dicerna Pharmaceuticals, EPIRUS Biopharmaceuticals, Inc., Alexza Pharmaceuticals, Inc., and Forward Pharma A/S. He holds a B.A. in Chemistry from Cornell University and a Master of Management, Accounting, and Finance from the Northwestern University Kellogg School of Management. Mr. Buchi has served on our board since October 2021. Mr. Buchi’s extensive experience as a senior executive and board member in the pharmaceutical industry provide him with knowledge of a broad range of unique insights into the industry of our business, and these are the attributes that qualify him to serve as a member of our Board.

Elizabeth Varki Jobes has nearly three decades of legal and compliance experience. As a practicing attorney, she has built and guided compliance and legal programs for small- and medium-size biopharmaceutical corporations. She currently serves as the Senior Vice President and Global Chief Compliance Officer at Amryt Pharmaceuticals Inc., where she led the development and implementation of a global compliance program following the acquisition of Aegerion Pharmaceuticals. Previously, Ms. Jobes held leadership positions at many biopharmaceutical companies, including: Senior Vice President, Chief Compliance Officer North America for EMD Serono, Inc.; Global Chief Compliance Officer and Legal Counsel for Spark Therapeutics, Inc.; Senior Vice President, Chief Compliance Officer for Auxilium Pharmaceuticals, Inc.; Vice President, Chief Compliance Officer for Adolor Corporation; and Senior Director, Global Compliance for Cephalon, Inc. Ms. Jobes has served on our board since February 2022. Mrs. Jobes extensive experience as a senior executive in the pharmaceutical industry, with an extensive focus developing and implementing industry specific regulatory and compliance programs for small to medium-size biopharmaceutical companies, are the attributes that qualify her to serve as a member of our Board.

Michael Macaluso founded DMI Life Sciences Inc. and was a member of the board of directors of DMI Life Sciences Inc., our predecessor, from its inception until the merger of DMI Life Sciences, Inc. with Chay Acquisitions, Inc., a wholly owned subsidiary of Chay Enterprises, Inc. (together “Chay Enterprises”). Mr. Macaluso has been a member of our Board since the merger with Chay Enterprises in March 2010, our CEO from January 2012 to November 2021, and the Chairman of our Board from May 2010 in each case until November 2021. In addition, Mr. Macaluso has been a member of the board of directors of NASDAQ-listed Aytu BioScience’s (AYTU) since April 2015. Mr. Macaluso was appointed President of Isolagen, Inc. (ILE), which has since been acquired, and served in that position from June 2001 to August 2001, when he was appointed CEO. In June 2003, Mr. Macaluso was re-appointed as President of Isolagen, Inc. and served as both CEO and President until September 2004. Mr. Macaluso also served on the board of directors of Isolagen, Inc. from June 2001 until April 2005. From October 1998 until June 2001, Mr. Macaluso was the owner of Page International Communications, a manufacturing business. Mr. Macaluso was a founder and principal of International Printing and Publishing, a position Mr. Macaluso held from 1989 until 1997, when he sold that business to a private equity firm. Mr. Macaluso’s knowledge of the Company and prior experience leading pharmaceutical companies are the attributes that qualify him to serve as a member of our Board.

Holli Cherevka has served as our President and Chief Operating Officer (“President/COO”) since October 2021 and previously as Chief Operating Officer (“COO”) as of September 2017. Prior to taking her current role, Ms. Cherevka served as our Vice President of Operations and oversaw the clinical, regulatory, and manufacturing operations. Since starting at Ampio in January 2013, she has held the following additional roles of increasing responsibility including: Director of Clinical Trials (from January 2013 to November 2013), Senior Director of Clinical Trials (from November 2013 to May 2015), Vice President of Operations (from May 2015 to September 2017) and Chief Operating Officer (from September 2017 to October 2021) and President and Chief Operating Officer (from October 2021 to current). Previously, Ms. Cherevka was the Director of Business Development at the American College of Radiology (ACR) Image Metrix from 2011 to 2013. Ms. Cherevka earned a B.A. degree from California State University, Chico,

Table of Cntents

and an M.S. degree in biomedical and molecular sciences research from King’s College, London. Ms. Cherevka is a member of the Parenteral Drug Association, Colorado Bioscience Association and the International Society of Pharmaceutical Engineers, and a board member of the Professional Science Master’s in Biomedical Sciences (PSM) program at the University of Denver. She has represented Ampio Pharmaceuticals at conferences for the International Society of Pharmaceutical Engineers as well as at Global Investment Conferences and shareholder meetings.

Daniel G. Stokely has served as our CFO and Secretary since July 2019 and has more than 30 years of experience in finance and accounting. He began his career at Deloitte & Touche and since that time, he has spent the majority of his career in positions of financial leadership within both publicly traded and privately held pharmaceutical companies. Most recently, since 2012, he served as Executive Vice President and CFO of Sentynl Therapeutics Inc., a privately held specialty pharmaceutical company focused on licensing, acquisition, marketing, and distribution of development stage and commercially marketed prescription pain products, which was sold to Cadila Healthcare Ltd. in January 2017. From 2004 to 2012, Mr. Stokely served as Vice President of Finance and Chief Accounting Officer (“CAO”) of Victory Pharma, a privately held specialty pharmaceutical company focused on in licensing, internal product development, marketing, and distribution of pain specialty products, which was sold to Shionogi, Inc., a Japanese pharmaceutical company, in 2011. From 2001 to 2004, Mr. Stokely served as the Corporate Controller and CAO for Wireless Facilities, Inc. (currently Kratos Defense & Security Solutions, Inc.), a publicly traded, global provider of communications and security services for the wireless communications industry. From 1994 to 2001, Mr. Stokely served as Corporate Controller of Dura Pharmaceuticals, a publicly traded pharmaceutical company that was sold to Elan Pharmaceuticals in late 2000. He has a B.S. degree in accounting from San Diego State University and is a Certified Public Accountant licensed in California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own greater than 10% of our Common Stock to file certain reports. Forms 3, 4 and 5, with the SEC with respect to ownership and changes in ownership of our Common Stock. To our knowledge, we do not have a single stockholder who beneficially owns more than 10% of our Common Stock. See Item 12 for further information on beneficial ownership. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe during the most recent fiscal year (or prior fiscal years if not already disclosed), all filing requirements applicable to our officers, directors, and 10% beneficial owners did not fail to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, officers, and directors, all of which have read, acknowledged, and agreed to comply with such code. The code is available on our web site, www.ampiopharma.com, under the “Investors” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Committees of the Board

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, each of which has the composition and the responsibilities described below. The Board also has other committees and may from time to time constitute other committees. The Audit Committee, Compensation Committee and Nominating and Governance Committee operate under separate charters approved by our Board. The charters for each such committee are available on our website at www.ampiopharma.com.

Audit Committee. Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees our corporate accounting and financial reporting process. This committee also assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

●	selecting and engaging our independent auditors;

Table of Cntents

●	appointing, compensating and overseeing the work of our independent auditors;
●	approving engagements of the independent auditors to render any audit or permissible non-audit services;
●	reviewing the qualifications and independence of the independent auditors;
●	monitoring the rotation of partners of the independent auditors on our engagement team, as required by law;
●	recommending inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K and providing the Report of the Audit Committee to be included in the Company’s annual proxy statement;
●	reviewing our financial statements and reviewing our critical accounting policies and estimates;
●	reviewing the adequacy and effectiveness of our internal controls over financial reporting;
●	reviewing and discussing with management, the independent auditors and any internal auditors the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports; and
●	reviewing related party transactions.

The members of our Audit Committee are Messrs. Giles, Buchi and Dr. Stevens. Mr. Giles is our Audit Committee Chairman and was appointed to our Audit Committee in August 2010. Our Board has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Giles qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE American stock exchange (“NYSE American”) and SEC rules and regulations.

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

The members of our Compensation Committee are Mr. Giles, Ms. Jobes and Dr. Stevens. Dr. Stevens is the Chairman of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE American. We believe that the composition of our Compensation Committee meets the requirements for independence under the applicable requirements of the NYSE American and SEC rules and regulations.

Table of Cntents

Our Compensation Committee meets at least once per year and on a more frequent basis as it deems appropriate. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Our CEO may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Our Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be in line with peer companies identified by the Compensation Committee and to incentivize the Company’s executive officers to achieve the Company’s corporate goals. In May 2021, the Compensation Committee engaged a third-party consultant to review the Company’s compensation structure as well as benchmark it against the Company’s peer group.

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

The members of our Nominating and Governance Committee are currently Mr. Giles, Ms. Jobes and Dr. Stevens. Ms. Jobes is the Chair of our Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee satisfies the independence requirements of the NYSE American.

Our Nominating and Governance Committee and the Board have not yet established a succession plan for our CEO. Mr. Martino is currently serving as our CEO and is performing to the satisfaction of the Board. The Nominating and Governance Committee will evaluate the succession needs of the Company in the course of its duties.

Table of Cntents

Non-Employee Director Compensation

Our Compensation Committee established the following annual fees for payment to non-employee members of our Board and committees, for the fiscal year ended December 31, 2021:

Name	Cash Compensation		Common Stock
Board Annual Retainer:
Chairman/lead independent director	$71,000
Each non-employee director	$38,500
Audit Committee Annual Retainer:
Chairman	$20,000
Each non-employee director	$10,000
Compensation Committee Annual Retainer:
Chairman	$12,000
Each non-employee director	$6,000
Nominating and Governance Committee Annual Retainer:
Chairman	$10,000
Each non-employee director	$5,000
Disclosure Committee Annual Retainer:
Chairman	$12,000
Each non-employee director	$6,000
Strategic Development Committee:
Chairman	$20,000	(1)
Each non-employee director	$10,000	(1)
Annual Stock Award			$20,000
(1)	The Strategic Development Committee was established on November 1, 2021.

On January 1, 2021, each non-employee director was awarded an annual stock award valued at $20,000 or 13,513 shares. The non-employee director compensation for fiscal 2021 also included an annual stock option grant to each non-employee director to purchase 75,000 shares of our Common Stock. The options have an exercise price equal to the fair value on the grant date and vest monthly over twelve months. In addition, as a result of the independent compensation study which was finalized in 2021, the existing non-employee Board members each received an incremental stock option grant to purchase 120,000 shares of our Common Stock. These options have an exercise price equal to the fair value on the grant date and vest monthly over six months. Finally, non-employee directors joining the Board during the year received a stock option grant to purchase 150,000 shares of Common Stock. These options have an exercise price equal to the fair value on the grant date and vest equally on a monthly basis over thirty-six months.

Director Compensation for 2021

The table below summarizes the compensation paid by us to non-employee directors for the year ended December 31, 2021. Mr. Martino was considered a non-employee director from October 13, 2021 to November 21, 2021 and received compensation during that period, which is reflected below. Mr. Macaluso did not receive additional compensation for his services as a member of our Board. Ms. Jobes is not disclosed below as she joined the Company as a director in February 2022.

	Fees Earned or	Option	Stock Awards	All Other
Name	Paid in Cash	Awards (1)	(2)	Compensation	Total
David Bar-Or, M.D. (3)	$38,500	$162,881	$20,000	$—	$221,381
Philip H. Coelho (4)	$109,667	$197,381	$20,000	$30,000	$357,048
Richard B. Giles (5)	$75,500	$197,381	$20,000	$—	$292,881
David Stevens, Ph.D. (6)	$71,540	$197,381	$20,000	$—	$288,921
Michael Martino (7)	$13,021	$208,477	$—	$—	$221,498
Kevin Buchi (8)	$11,521	$242,977	$—	$—	$254,498

Table of Cntents

(1)	The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The value of stock option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 11 to our financial statements included in the annual report on Form 10-K for the year ended December 31, 2021.
(2)	On January 4, 2021, Messrs. Coelho, Giles, and Drs. Bar-Or and Stevens were each awarded 13,513 shares of Common Stock, at a price of $1.48 which was the closing price of our Common Stock on the date of grant per share, equivalent to $20,000. The annual stock award program was cancelled on January 1, 2022.
(3)	On October 13, 2021, Dr. Bar-Or was granted options to purchase 120,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over six months and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $162,881. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 was 722,000, of which 562,000 were fully vested.
(4)	On October 13, 2021, Mr. Coelho was granted options to purchase 120,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over six months and have a term of 10 years from the grant date. On December 30, 2021, Mr. Coehlo was granted options to purchase 75,000 shares of Common Stock with an exercise price of $0.56, vesting monthly over a twelve-month period set to expire 10 years from the grant date. The value of the stock option awards were estimated using the Black-Scholes option pricing model and totaled $162,881 and $34,500, respectively. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 was 833,221, of which 698,221 were fully vested. On October 13, 2021, Mr. Coelho was also awarded a $30,000 one-time payment for his effort with expanding the size of the Board.
(5)	On October 13, 2021, Mr. Giles was granted options to purchase 120,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over six months and have a term of 10 years from the grant date. On December 30, 2021, Mr. Giles was granted options to purchase 75,000 shares of Common Stock with an exercise price of $0.56, vesting monthly over a twelve-month period set to expire 10 years from the grant date. The value of the stock option awards were estimated using the Black-Scholes option pricing model and totaled $162,881 and $34,500, respectively. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 was 935,000, of which 800,000 were fully vested.
(6)	On October 13, 2021, Dr. Stevens was granted options to purchase 120,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over six months and have a term of 10 years from the grant date. On December 30, 2021, Dr. Stevens was granted options to purchase 75,000 shares of Common Stock with an exercise price of $0.56, vesting monthly over a twelve-month period set to expire 10 years from the grant date. The value of the stock option awards were estimated using the Black-Scholes option pricing model and totaled $162,881 and $34,500, respectively. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 was 573,750, of which 438,750 were fully vested.
(7)	In connection with Mr. Martino’s appointment to the Board, he was granted options to purchase 150,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over 36 months and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $208,477. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 related to Mr. Martino’s non-employee director compensation was 150,000, of which 8,333 were fully vested.
(8)	On October 13, 2021, and in connection with Mr. Buchi’s appointment to the Board, he was granted options to purchase 150,000 shares of Common Stock. These options have an exercise price of $1.67, vest monthly over 36 months and have a term of 10 years from the grant date. On December 30, 2021, Mr. Buchi was granted options to

Table of Cntents

purchase 75,000 shares of Common Stock with an exercise price of $0.56, vesting monthly over a twelve-month period set to expire 10 years from the grant date. The value of the stock option awards were estimated using the Black-Scholes option pricing model and totaled $208,477 and $34,500, respectively. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 was 225,000, of which 8,333 were fully vested.

Our non-employee directors are reimbursed by us for any out-of-pocket expenses incurred, reviewed and approved in connection with business activities conducted on our behalf.

Item 11.Executive Compensation

Named Executive Officers

For our fiscal year ended December 31, 2021, our named executive officers were: (i) Michael A. Martino, who has served as our CEO since November 2021, (ii) Daniel G. Stokely, our CFO, who has served as our CFO and Secretary since July 2019, and (iii) Holli Cherevka, our current President/COO since October 2021 and previously COO since September 2017. Michael Macaluso served as our CEO until November 2021 at which time he took a one-year medical leave of absence. We had no other executive officers serving during the year ended December 31, 2021.

See above under Item 10 for a discussion of the compensation of all non-employee directors. The following table shows, for the fiscal years ended December 31, 2021 and December 31, 2020, compensation awarded to, paid to, or earned by our named executive officers.

Summary Compensation of Named Executive Officers

								Option		All Other
						Stock		Awards		Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Awards ($)(1)		($)(1)		($) (14)		Total ($)
(a)	(b)	(c)		(d)		(e)		(f)		(i)		(j)
Named Executive Officers

Michael A. Martino
CEO	2021	60,417	(2)	—		—		700,301	(2)	—		760,718
	2020	—		—		—		—		—		—

Michael Macaluso
Former CEO	2021	356,818	(3)(4)	—		1,558,000	(3)	—		—		1,914,818
	2020	300,000		157,040	(5)(7)	—		311,097	(6)	—		768,137

Daniel G. Stokely
CFO	2021	296,364	(8)	5,000	(7)	549,400	(8)	—		—		850,764
	2020	285,000		56,665	(7)(9)	—		44,670	(10)	77,830	(11)	464,165

Holli Cherevka
President/COO	2021	301,591	(12)	5,000	(7)	820,000	(12)	—		—		1,126,591
	2020	280,000		7,040	(7)	—		98,751	(13)	1,000		386,791

(1)	The amounts reported under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of stock awards was computed based on the stock price on the grant date. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 11 to our financial statements included in the annual report on Form 10-K for the year ended December 31, 2021.

Table of Cntents

(2)	Mr. Martino entered into an employment agreement with the Company, effective November 2021, as CEO with an annual salary of $550,000. In connection with Mr. Martino’s employment, he was awarded 750,000 options to purchase shares of Common Stock, with 500,000 of such options vesting immediately and the remaining 250,000 options vesting on the one-year anniversary of his employment agreement. The aggregate grant date fair value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $700,301. Prior to November 2021, Mr. Martino was not an executive officer of the Company; accordingly, no data is presented for 2020.
(3)	Mr. Macaluso entered into an employment agreement with the Company, effective October 2021, to continue his position as CEO, at an annual salary of $550,000. In connection with Mr. Macaluso’s employment, he was awarded 950,000 shares of restricted stock, with 150,000 shares vesting immediately, and the remaining shares vesting annually every January until 2025. The aggregate grant date fair value of the restricted stock award totaled $1.6 million.
(4)	Mr. Macaluso requested, and received Board approval, for a one-year paid medical leave of absence from his role as Chairman and CEO, during which time Mr. Macaluso would provide advisory services to the current CEO and would continue to receive his base salary and other benefits subject to offsets related to disability insurance coverage, effective November 2021.
(5)	Mr. Macaluso received a $150,000 bonus related to his performance for the year ended December 31, 2020.
(6)	Mr. Macaluso entered into an employment agreement with the Company, effective January 2020, to continue his position as CEO, at an annual salary of $300,000. In connection with Mr. Macaluso’s employment, he was awarded 200,000 options. The aggregate grant date fair value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $118,000. In addition, pursuant to an option repricing program undertaken by the Company in July 2020, 300,000 of Mr. Macaluso’s options were cancelled and, in replacement thereof, 255,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $117,000. In December 2020, Mr. Macaluso was also awarded 50,000 options. The aggregate grant date fair value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $76,000.
(7)	The Company awarded a $5,000 and $7,000 holiday bonus during the years ended December 31, 2021 and December 31, 2020, respectively.
(8)	Mr. Stokely entered into an employment agreement with the Company, effective October 2021, to continue his position as CFO, at an annual salary of $335,000. In connection with Mr. Stokely’s employment, he was awarded 335,000 shares of restricted stock, with 67,000 shares vesting immediately, and the remaining shares vesting annually every January until 2025. The aggregate grant date fair value of the restricted stock award totaled $549,000.
(9)	Mr. Stokely received a $50,000 bonus related to his performance for the year ended December 31, 2020.
(10)	In January 2020, Mr. Stokely was awarded 30,000 options. The aggregate grant date fair value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $15,000. In December 2020, Mr. Stokely was also awarded 20,000 options. The aggregate grant date fair value of the stock option awards was estimated using the Black-Scholes options pricing model and totaled $30,000.
(11)	Mr. Stokely was appointed CFO, effective July 2019, with an annual salary of $285,000. In addition, we agreed to reimburse Mr. Stokely for certain commuting and housing expenses up to a maximum of $6,000 per month for up to twelve months and up to $43,000 for taxes related to the commuting and housing expenses. During the twelve-month period starting July 2019 and ending July 2020, a total of $66,000 was reimbursed for commuting and housing expenses and $42,000 was reimbursed related to taxes as a result of the commuting and relocation expense payments. Therefore, a total of $108,000 was reimbursed for commuting/relocation expense and taxes as of December 31, 2020, in respect of the twelve-month period starting July 2019 and ending July 2020. Of the $66,000 that was reimbursed for commuting and housing expense, $43,000 related to corporate housing, $20,000 related to traveling expense and $3,000 related to other expenses. Of the $108,000 that was reimbursed, $77,830 was reimbursed in 2021 and $30,505 was reimbursed in 2019.
(12)	In October 2021, the Board appointed Ms. Cherevka as the Company’s President and COO. In connection with this appointment, she entered into an employment agreement with the Company, effective October 2021, at an annual salary of $375,000. Ms. Cherevka was awarded 500,000 shares of restricted stock, with 100,000 shares vesting immediately, and the remaining shares vesting annually every January until 2025. The aggregate grant date fair value of the restricted stock totaled $820,000.

Table of Cntents

(13)	Pursuant to an option repricing program undertaken by the Company in December 2020, 70,598 of Ms. Cherevka’s options were cancelled and, in replacement thereof 55,000 options, which were fully vested upon grant, were issued. The incremental value of the replacement stock option award was estimated using the Black-Scholes option pricing model and totaled $84,000. In addition, in December 2020, Ms. Cherevka was also awarded 10,000 options. The aggregate value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $15,000.
(14)	The Company provides group term life insurance coverage in the amount of $20,000 for all employees, including the named executive officers, for a nominal annual premium amount.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred, reviewed and approved in connection with business activities conducted on our behalf.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding for each of the named executive officers as of December 31, 2021:

	Option Awards
				Equity Incentive
				Plan Awards:
		Number of		Number of
	Number of	Securities		Securities
	Securities	Underlying		Underlying
	Underlying	Unexercised		Unexercised	Option	Option
	Unexercised	Options		Unearned	Exercise	Expiration
Name	Options Exercisable	Unexercisable		Options	Price	Date

Named Executive Officers

Michael Martino	500,000	250,000	(1)	—	$ 1.14	11/22/2031
Michael Macaluso	50,000	—		—	$ 1.78	12/17/2030
Michael Macaluso	255,000	—		—	$ 0.65	7/10/2030
Michael Macaluso	200,000	—		—	$ 0.68	1/10/2030
Michael Macaluso	400,000	—		—	$ 0.81	3/9/2027
Michael Macaluso	180,000	—		—	$ 3.46	12/20/2024
Michael Macaluso	250,000	—		—	$ 2.76	5/7/2022
Daniel G. Stokely	20,000	—		—	$ 1.78	12/17/2030
Daniel G. Stokely	19,500	—		—	$ 0.59	1/2/2030
Daniel G. Stokely	260,500	—		—	$ 0.43	8/20/2029
Holli Cherevka	55,000	—		—	$ 1.78	12/17/2030
Holli Cherevka	10,000	—		—	$ 1.78	12/17/2030
Holli Cherevka	152,766	—		—	$ 0.51	9/16/2029
Holli Cherevka	200,000	—		—	$ 0.55	9/19/2027
Holli Cherevka	170,000	—		—	$ 0.75	7/15/2026
Holli Cherevka	30,000	—		—	$ 0.75	10/6/2024
Holli Cherevka	9,402	—		—	$ 0.75	11/8/2023
Holli Cherevka	45,000	—		—	$ 0.75	4/2/2023
Holli Cherevka	35,000	—		—	$ 0.75	1/14/2023
(1)	Mr. Martino’s unexercisable options become fully vested in November 2022. The option awards remain exercisable until their expiration on the ten-year anniversary of the date of grant subject to earlier forfeiture following termination of employment.

Table of Cntents

The following table provides a summary of restricted stock awards outstanding for each of the named executive officers as of December 31, 2021.

	Stock Awards
				Equity Incentive
			Equity Incentive	Plan Awards:
	Number of Shares	Market Value of	Plan Awards:	Market or Payout
	of Stock	Shares of Stock	Number of Unearned	Value of Unearned
	that Have Not	that Have Not	Shares, Units, or Rights	Shares, Units, or Rights
Name	Vested (1)	Vested (2)	that Have Not Vested	that Have Not Vested
Named Executive Officers (3):

Michael Macaluso	800,000	$448,000	—	$—
Holli Cherevka	400,000	$224,000	—	$—
Daniel Stokely	268,000	$150,080	—	$—
(1)	Each stock award shown here was granted in October 2021. The unvested portion reflected in this column will vest equally on January 1 of each year through January 1, 2025.
(2)	The market value reflected in this column is based on a closing share price on December 30, 2021 of $0.56.
(3)	Mr. Martino held no unvested stock as of December 31, 2021.

Employment Agreements

We entered into a one-year employment agreement with Mr. Michael A. Martino, Interim CEO, effective November 22, 2021 (the “Effective Date”). This agreement provided for an annual salary of $550,000, and an annual discretionary bonus of up to fifty percent (50%) of Mr. Martino’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Employment Agreement, Mr. Martino was awarded 750,000 options to purchase shares of the Company’s common stock, with 500,000 of such options vesting immediately and the remaining 250,000 options vesting on the one-year anniversary of the Effective Date. In addition, the Company agreed to grant Mr. Martino an additional 250,000 options to purchase shares of the Company’s common stock on January 1, 2022, with all of such options vesting on the one-year anniversary of the Effective Date.

On October 11, 2021, the Company entered into a new three-year employment agreement (the “Macaluso Employment Agreement”) with Michael Macaluso, the Company’s Chief Executive Officer and principal executive officer. The Macaluso Employment Agreement supersedes and replaces the Company’s prior employment agreement with Mr. Macaluso entered into on December 14, 2019. The Macaluso Employment Agreement provides for an annual base salary of $550,000 and an annual discretionary bonus of up to fifty percent (50%) of Mr. Macaluso’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Macaluso Employment Agreement, Mr. Macaluso was awarded 950,000 shares of restricted stock, with 150,000 shares vesting upon the effective date of the Macaluso Employment Agreement, 200,000 shares vesting on January 1, 2022 and 200,000 additional shares vesting annually each year thereafter, such that all shares of restricted stock will be fully vested on January 1, 2025.

If Mr. Macaluso’s employment is terminated by the Company without Cause (as defined in the Macaluso Employment Agreement) or by Mr. Macaluso for Good Reason (as defined in Macaluso Employment Agreement), he would be entitled to a lump sum severance payment equal to six months of his base salary in effect at the date of termination, less applicable withholding. In addition, the vesting and exercisability of all then outstanding options and restricted stock awards held by Mr. Macaluso will accelerate in full. Upon the occurrence of a Change in Control (as defined in the Macaluso Employment Agreement), all then outstanding stock options, restricted stock and other stock-based grants held by Mr. Macaluso would immediately and irrevocably vest and become exercisable and any restrictions thereon shall lapse.

Table of Cntents

On October 11, 2021, the Company entered into a new three-year employment agreement (the “Stokely Employment Agreement”) with Daniel Stokely, the Company’s Chief Financial Officer and principal financial officer. The Stokely Employment Agreement supersedes and replaces the Company’s prior employment agreement with Mr. Stokely entered into on July 9, 2019. The Stokely Employment Agreement provides for an annual base salary of $335,000 and an annual discretionary bonus of up to fifty percent (50%) of Mr. Stokely’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Stokely Employment Agreement, Mr. Stokely was awarded 335,000 shares of restricted stock, with 67,000 shares vesting upon the effective date of the Stokely Employment Agreement, 67,000 shares vesting on January 1, 2022 and 67,000 additional shares vesting annually each year thereafter, such that all shares of restricted stock will be fully vested on January 1, 2025.

If Mr. Stokely’s employment is terminated by the Company without Cause (as defined in the Stokely Employment Agreement) or by Mr. Stokely for Good Reason (as defined in the Stokely Employment Agreement), he would be entitled to a lump sum severance payment equal to six months of his base salary in effect at the date of termination, less applicable withholding. In addition, the vesting and exercisability of all then outstanding options held by Mr. Stokely would accelerate in full. Upon the occurrence of a Change in Control (as defined in the Stokely Employment Agreement), all then outstanding stock options, restricted stock and other stock-based grants held by Mr. Stokely would immediately and irrevocably vest and become exercisable and any restrictions thereon shall lapse.

On October 11, 2021, the Company and Ms. Cherevka entered into the Cherevka Employment Agreement. The Cherevka Employment Agreement supersedes and replaces the Company’s prior employment agreement with Ms. Cherevka entered into on September 16, 2019. The Cherevka Employment Agreement provides that Ms. Cherevka will serve as the Company’s President and COO for an annual base salary of $375,000 and an annual discretionary bonus of up to fifty percent (50%) of Ms. Cherevka’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Cherevka Employment Agreement, Ms. Cherevka was awarded 500,000 shares of restricted stock, with 100,000 shares vesting upon the effective date of the Cherevka Employment Agreement, 100,000 shares vesting on January 1, 2022 and 100,000 additional shares vesting annually each year thereafter, such that all shares of restricted stock will be fully vested on January 1, 2025.

If Ms. Cherevka’s employment is terminated by the Company without Cause (as defined in the Cherevka Employment Agreement) or by Ms. Cherevka for Good Reason (as defined in the Cherevka Employment Agreement), she would be entitled to a lump sum severance payment equal to six months of her base salary in effect at the date of termination, less applicable withholding. In addition, the vesting and exercisability of all then outstanding options held by Ms. Cherevka would accelerate in full. Upon the occurrence of a Change in Control (as defined in the Cherevka Employment Agreement), all then outstanding stock options, restricted stock and other stock-based grants held by Ms. Cherevka would immediately and irrevocably vest and become exercisable and any restrictions thereon shall lapse.

This description of the above employment agreements does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the aforementioned agreements, which were filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board based on individual achievement and Company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining successful clinical trial results, and (ii) preparation and compliance with a fiscal budget. The targeted amount of the annual bonus for Messrs. Martino, Macaluso, and Stokely, and Ms. Cherevka is 50% of the applicable base salary, although the actual bonus may be higher or lower.

Potential Payments Upon Termination or Change in Control

Under each of our Executive Employment Agreements, the respective member of our executive team (each, an “Executive”), if their employment is terminated by the Company without Cause or by the Executive for Good Reason, would be entitled to a lump sum severance payment equal to six months of his or her base salary in effect at the date of

Table of Cntents

termination, less applicable withholding and certain offsetting payments. In addition, the vesting and exercisability of all then outstanding equity awards (excluding the performance-based awards) held by our Executive would accelerate in full. Any performance-based award held by such Executive would become vested and exercisable only if the applicable performance-based criteria are satisfied at the end of the applicable period relating to such award, at which time such performance-based award would become vested and exercisable on a pro-rated basis by multiplying such award by a fraction, the numerator of which is the number of full months such executive was employed by the Company during the applicable performance period, and the denominator of which is the total number of months in such performance period. Any performance-based award for which the performance criteria are not satisfied within the applicable performance period would terminate at the end of such period. All severance payments, less applicable taxes and withholdings, are subject to our Executive’s execution and delivery of a general release in a form acceptable to us, and is further conditioned upon complying with the confidentiality, non-solicitation, non-competition, intellectual property and post-termination cooperation obligations under his or her employment agreement. If the employment is terminated by the Company for Cause or by the Executive without Good Reason, no severance would be payable by us.

“Good Reason” means, without our Executive’s written consent:

●	with respect to all Executives:
o	a material reduction of his or her compensation (except where there is a general reduction also applicable to the other members of the senior executive team); or
o	a material reduction in his or her overall responsibilities or authority or scope of duties (it being understood that the occurrence of a change in control shall not, by itself, necessarily constitute a reduction in his or her responsibilities or authority).
●	With respect to Messrs. Macaluso and Stokely and Ms. Cherevka:
o	a material change in the principal geographic location at which the Executive must perform his or her services (it being understood that the relocation of Employee to a facility or a location within forty (40) miles of the State Capitol Building in Denver, Colorado shall not be deemed material)

“Cause” means, with respect to Mr. Martino, in the sole discretion of a majority of the Board:

●	Our Executive’s failure or refusal to substantially perform his or her duties;
●	personal or professional dishonesty that could reasonably be expected to have a materially adverse impact on the financial interests or business reputation of the Company;
●	incompetence, willful misconduct, breach of fiduciary duty (including duties involving personal profit);
●	breach of the Company’s Code of Business Conduct and Ethics and personnel policies or compliance policies;
●	material violation of the Sarbanes-Oxley requirements for officers of public companies that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the reputation of the Company;
●	willfully engaging in actions that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the business reputation of the Company;
●	willful violation of any law, rule, or regulation, or final cease-and-desist order (other than routine traffic violations or similar offenses);
●	the unauthorized use or disclosure of any trade secret, proprietary, or confidential information of the Company (or any other party as to which our Executive owes an obligation of nondisclosure as a result of his or her relationship with the Company);
●	failure to follow the reasonable and lawful directives of the CEO or the Board pertaining to his or her duties with the Company;

Table of Cntents

“Cause” means, with respect to Messrs. Macaluso and Stokely and Ms. Cherevka, in the sole discretion of a majority of the Board:

●	willful malfeasance or willful misconduct by our Executive in connection with her employment;
●	our Executive's gross negligence in performing any of her duties under the employment agreement;
●	our Executive’s commission, conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendre with respect to, any crime other than a traffic violation but including a felony that results in significant bodily injury or an infraction which is a misdemeanor, but in all events including crimes that involve fraud, theft, or moral turpitude;
●	our Executive’s willful and deliberate violation of a Company policy;
●	our Executive's unintended but material breach of any written policy applicable to all employees adopted by the Company which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof;
●	our Executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party as to which our Executive owes an obligation of nondisclosure as a result of our Executive’s relationship with the Company;
●	our Executive’s willful and deliberate breach of her obligations under the employment agreement; or
●	any other material breach by our Executive of any of her obligations in the employment agreement which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof.

Our employment agreements with our Executives do not provide for the payment of a “gross-up” payment under Section 280G of the Code.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 20, 2022 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Common Stock;
●	each of our named executive officers;
●	each of our directors and director nominees; and
●	all executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after April 20, 2022.

For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after April 20, 2022 are included for that person or group but not the stock options or warrants of any other person or group. Ownership is based on 227,186,867 shares of Common Stock outstanding on April 20, 2022.

The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted

Table of Cntents

below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

	Number of Shares Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned	Beneficially Owned
Other Beneficial Owners of 5% or more of the Outstanding Shares of Common Stock:
BlackRock Inc. (2)	13,829,567	6.1%
Bruce E. Terker (3)	11,525,331	5.1%
Directors and Named Executive Officers: (1)
Michael Macaluso (4)	3,959,882	1.7%
David Bar-Or (5)	733,550	*	%
Richard B. Giles (6)	1,258,371	*	%
Philip H. Coelho (7)	992,971	*	%
Holli Cherevka (8)	1,117,988	*	%
David R. Stevens (9)	664,562	*	%
Michael Martino (10)	525,000	*	%
J. Kevin Buchi (11)	50,000	*	%
Elizabeth Varki Jobes (12)	12,500	*	%
Daniel G. Stokely (13)	612,274	*	%

Directors and executive officers as a group (10 persons)	9,927,098	4.3%

* Represents ownership of under 1% of the Company’s outstanding common stock.

(1)	Unless otherwise indicated, the business address of each individual is 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.
(2)	Based on a Schedule 13G filed by BlackRock Inc. with the SEC on February 4, 2022, BlackRock Inc. holds sole voting power with respect to 13,829,567 shares of the Company’s common stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(3)	Based solely on a Schedule 13G/A filed by Bruce E. Terker, Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Insignia Partners, L.P. and Odyssey Capital Group, L.P. (collectively the “Bruce E. Terker and Related Companies”) with the SEC on January 20, 2021, reporting beneficial ownership as of December 31, 2020. Based on the above Schedule 13G/A, Bruce E. Terker and Related Companies have shared voting and dispositive power with respect to the shares. The business address of Mr. Terker is 950 W. Valley Road, Suite 2900, Wayne, Pennsylvania 19087.
(4)	Includes options to purchase 1,335,000 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(5)	Includes options to purchase 640,750 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(6)	Includes options to purchase 891,250 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(7)	Includes options to purchase 789,471 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(8)	Includes options to purchase 707,168 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(9)	Includes options to purchase 530,000 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(10)	Includes options to purchase 525,000 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(11)	Includes options to purchase 50,000 shares that are currently vested and exercisable within 60 days of April 20, 2022.
(12)	Includes options to purchase 12,500 shares that are currently vested and exercisable within 60 days of April 20, 2022.

Table of Cntents

(13)	Includes options to purchase 300,000 shares that are currently vested and exercisable within 60 days of April 20, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

(c) Number of securities
	(a) Number of	(b) Weighted	remaining available for future
	securities to be issued	average exercise	issuance under equity
	upon exercise of	price of	compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders	7,506,989	$1.12	4,417,332	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	7,506,989	$1.12	4,417,332

(1)	The securities remaining available for issuance pursuant to our Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”) may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, and unrestricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On February 4, 2022, Ampio Pharmaceuticals, Inc. (the “Company”) entered into a Research Services Agreement (the “Research Services Agreement”) with Trauma Research LLC (“Trauma Research”). Trauma Research is an entity controlled by Dr. David Bar-Or, a director of the Company. Pursuant to the Research Services Agreement, the Company and Trauma Research may enter into one or more research project assignments (each an “Assignment”) whereby the Company will pay the fees set forth in each Assignment and Trauma Research will perform the specified research services. Dr. Bar-Or will serve as the principal investigator (the “Principal Investigator”) to conduct and supervise the research services under each Assignment. This agreement is perpetual until terminated by the parties. In furtherance of the Research Services Agreement, the Company and Trauma Research entered into an Assignment, dated February 4, 2022 (the “2022 Assignment”), whereby Trauma Research will conduct in vitro research with Ampion to investigate chondrogenesis and inflammasome mechanism of action. Under the terms of the 2022 Assignment, the Company will pay to Trauma Research an aggregate amount of $250,000, payable in equal monthly installments over the next 12 months, in addition to certain third-party pass-through costs which are currently estimated to be $150,000 in aggregate and which will be reimbursed to Trauma Research at cost. The 2022 Assignment has an expected termination date of January 23, 2023. The full text of the 2022 Assignment can be found in Exhibit A to the Research Services Agreement.

On February 4, 2022, the Company entered into a Personal Services Agreement (the “Personal Services Agreement”) with Dr. Bar-Or. Pursuant to the Personal Services Agreement, the Company will pay Dr. Bar-Or an annual amount of $250,000 for his services as Principal Investigator, payable in equal quarterly installments. This is in lieu of any board fees Dr. Bar-Or would have been entitled to as a director of the Company, excluding any options or shares awarded to board members. This agreement will terminate upon the termination of the Research Services Agreement.

The forgoing descriptions of the Research Services Agreement and Personal Services Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Other than the director and executive compensation arrangements discussed here and above within the “Executive Compensation” section, we have not been a party to any transactions since January 1, 2021 in which the amount

Table of Cntents

involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

Policies and Procedures for Related Party Transactions

We have a policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our Audit Committee, subject to the pre-approval exceptions described below. If advance approval is not feasible then the related party transactions will be considered at the Audit Committee’s next quarterly scheduled meeting. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant by our Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s inters in the transaction. Our Board has delegated to the chair of our Audit Committee the authority to pre-approve or ratify any request for us to enter into a transaction with a related party, in which the among involved is less than $120,000 and where the chair is not the related party. Our Audit Committee will also review certain types of related party transactions that it has deemed pre-approved even if the aggregate amount involved will not exceed $120,000 including, employment of executive officers, director compensation, certain transactions with other organizations, transactions where all stockholders receive proportional benefits, transactions involving competitive bids, regulated transactions and certain banking-related services.

Director Independence

Our Common Stock is listed on the NYSE American. The listing rules of the NYSE American require that a majority of the members of the Board be independent. The rules of the NYSE American require that, subject to specified exceptions, each member of our Audit, Compensation, and Nominating and Governance Committees be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Under the rules of the NYSE American, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (ii) be an affiliated person of the listed company or any of its subsidiaries.

In May 2021, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Messrs. Coelho, Giles or Dr. Stevens, representing three of our five directors, at the time, had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors was “independent” as that term is defined by the NYSE American. Our Board also determined that Messrs. Giles, Coelho and Dr. Stevens, who comprised our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee during 2021, satisfied the independence standards for those committees established by applicable SEC rules and the NYSE American rules.

In December 2021 and February 2022, our Board undertook a similar review of its composition as a result of the addition of Mr. Buchi and Ms. Jobes, respectively, and determined that Mr. Buchi and Ms. Jobes did not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined by the NYSE American. Our Board also determined that Mr. Buchi and Ms. Jobes, members of our Audit Committee and, our Compensation Committee,

Table of Cntents

satisfies the independence standards for those committees established by applicable SEC rules and the NYSE American rules.

In making the above determinations, our Board considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our Common Stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office Denver Colorado, PCAOB ID: 659.

The following table presents aggregate fees accrued for professional services rendered by our independent registered public accounting firm, Moss Adams LLP for the respective periods indicated:

	For the year ended December 31,
	2021	2020
Moss Adams LLP
Audit fees (1)	$262,000	$273,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$262,000	$273,000
(1)	Audit fees includes fees related to the audit of our annual financial statements; the review of our quarterly financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	Audit-related fees would include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The Company did not incur expenses for audit-related services for the years ended December 31, 2021 or 2020.
(3)	Tax fees are comprised of federal and state services related to tax compliance, consulting, and preparation. The Company did not incur expenses for tax services from Moss Adams LLP for the years ended December 31, 2021 or 2020.
(4)	All other fees include fees billed for products and services provided by the principal accountant, other than the services reported in (1) or (3). The Company did not incur any such expenses from Moss Adams LLP for the years ended December 31, 2021 or 2020.

Policy on Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for appointing, setting compensation, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the following year’s audit, management will submit to the Audit Committee for approval an engagement letter which provides the description and estimated cost of services expected to be rendered during that year for each of following four categories of services:

(1)	Audit services include fees for services that generally only the auditor can reasonably provide, such as statutory audits required domestically and internationally (including statutory audits required by insurance companies for purposes of state law); comfort letters; consents; assistance with and review of documents

Table of Cntents

filed with the SEC; section 404 attestation services; other attest services that generally only the auditor can provide; work done by tax professionals for the audit or quarterly review; and accounting consultations billed as audit services, as well as other accounting and financial reporting consultation and research work necessary to comply with the standards of the PCAOB.
(2)	Audit-related services include, but are not limited to, employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax services consist principally of assistance with federal and state tax compliance and reporting, as well as certain tax planning consultations.
(4)	Other services are those associated with services not captured in the other categories. We generally do not request such services from our independent auditor.

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

All of the services of Moss Adams LLP described above were pre-approved by the Audit Committee in advance of such services being provided.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this Form 10 K, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm†
●	Balance Sheets as of December 31, 2021 and 2020†
●	Statements of Operations for the years ended December 31, 2021 and 2020†
●	Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020†
●	Statements of Cash Flows for the years ended December 31, 2021 and 2020†
●	Notes to Financial Statements†

Table of Cntents

† Previously filed with the Original Filing.

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation. (Incorporated by reference from Registrant’s Form 8-K filed March 30, 2010)
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference from Registrant’s Form 8-K filed December 18, 2019)
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect. (Incorporated by reference from Registrant’s Form 10-Q filed November 14, 2018)
4.1*	Specimen Common Stock Certificate of the Registrant.
4.2	Form of Warrant to Purchase Common Stock. (Incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-K filed on June 6, 2017)
4.3	Form of Warrant. (Incorporated by reference from the Registrant’s Form 8-K filed on August 13, 2018)
4.4	Form of Warrant. (Incorporated by reference from the Registrant’s Form 8-K filed on December 15, 2021)
4.5	Description of Capital Stock of Ampio Pharmaceuticals, Inc. (Incorporated by reference from Registrant’s Form 10-K filed on February 21, 2020)
10.1**	2010 Stock Incentive Plan and forms of option agreements. (Incorporated by reference from Registrant’s Form 8-K/A filed March 17, 2010)
10.2**	Amendment of 2010 Stock and Incentive Plan. (Incorporated by reference from Registrant’s Proxy Statement on Form 14A filed November 1, 2013)
10.3**	2019 Stock Incentive Plan and forms of option agreements. (Incorporated by reference from the Registrant’s Form 10-K filed on March 3, 2021)
10.4*,**	Form of restricted stock award agreement under the 2019 Stock Incentive Plan.
10.5*,**	Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Michael Macaluso, dated October 11, 2021.
10.6

Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013. (Incorporated by reference from Registrant’s Form 8-K filed December 19, 2013)

10.7*,**	Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Holli Cherevka, dated October 11, 2021.

Table of Cntents

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

10.17	Loan Agreement, dated April 16, 2020, by and between Key Bank National Association and Ampio Pharmaceuticals, Inc. (Incorporated by reference from the Registrant’s Form 8-K filed on April 22, 2020)
23.1*	Consent of Moss Adams LLP.
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3***	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4***	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

Inline XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with Original Filing.
**	This exhibit is a management contract or compensatory plan or arrangement.

Table of Cntents

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8

AMPIO PHARMACEUTICALS, INC.

Date: May 2, 2022	By:	/s/ Michael Martino
Michael Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on May 2, 2022.

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