Form 10-Q
period 2022-03-31
Ampio Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 6, 2022, there were 227,186,867 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by such statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “forecast,” “suggest,” believe,” “continue,” “ongoing,” “opportunity,” “predicts”, “seek,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	the results of the independent internal investigation we announced on May 16, 2022, as well as the time and expense associated with the investigation and related matters;
●	the actual and perceived effectiveness of Ampion, and how Ampion compares to competitive products;
●	the progress and results of clinical trials for Ampion and additional costs or delays associated therewith;
●	our ability to receive regulatory approval for and sell the products that we are developing for the treatment of severe osteoarthritis of the knee (“OAK”) or COVID-19;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	our ability to fund our operations, including our ability to access funding through our “at-the-market” equity offering or through other equity or debt offerings;
●	our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel;
●	our reliance on third parties to conduct our clinical trials resulting in costs or delays that prevent us from successfully commercializing Ampion;
●	competition for patients in conducting clinical trials, delaying product development and straining our limited financial resources;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for Ampion on a timely basis;
●	our need to rely on third party manufacturers if we receive regulatory approval for Ampion but do not have redundant manufacturing capabilities;
●	commercial developments for products that compete with Ampion;
●	the rate and degree of market acceptance and clinical utility of Ampion or any of our other product candidates for which we receive marketing approval;

●	the possibility that, even if Ampion is approved for commercialization, the U.S. Food and Drug Administration (“FDA”) may impose limitations on its use or reduce the approved indications on the product label;
●	expenses and costs we will incur to comply with FDA post-approval requirements if we, or our collaborators, obtain marketing approval for Ampion;
●	government restrictions on pricing reimbursement, as well as other healthcare payor cost-containment initiatives;
●	our ability to obtain approval to develop, manufacture and sell our products in global markets;
●	our ability to realize the investment we made in our manufacturing facility if Ampion does not receive marketing approval;
●	adverse effects and the unpredictable nature of the ongoing COVID-19 pandemic;
●	the strength, enforceability and duration of our intellectual property protection, and the eligibility of our patent portfolio for FDA market exclusivity;
●	our success in avoiding infringement of the intellectual property rights of others;
●	adverse developments in our research and development activities;
●	potential liability if any of our product candidates cause illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or other strategic activities.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on the expectations, estimates, projections, beliefs and assumptions of our management, based on information currently available to management, all of which are subject to change. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, changes in circumstances and other factors that are difficult to predict and many of which are outside our control, any of which could cause our actual results and the timing of certain events to differ materially and adversely from those expressed or implied by such forward-looking statements. Additional factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of the Form 10-K. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 (the “2021 Annual Report”), particularly in the “Risk Factors” sections of each report, that could cause actual results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$28,837,000	$33,892,000
Prepaid expenses and other	1,070,000	1,740,000
Total current assets	29,907,000	35,632,000

Fixed assets, net	2,302,000	2,564,000
Right-of-use asset, net	577,000	629,000
Total assets	$32,786,000	$38,825,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,208,000	$4,811,000
Lease liability-current portion	318,000	311,000
Total current liabilities	5,526,000	5,122,000

Lease liability-long-term	533,000	614,000
Warrant derivative liability	4,474,000	5,805,000
Total liabilities	10,533,000	11,541,000

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 227,186,867 as of March 31, 2022 and 227,325,381 as of December 31, 2021	23,000	23,000
Additional paid-in capital	245,468,000	244,863,000
Accumulated deficit	(223,238,000)	(217,602,000)
Total stockholders’ equity	22,253,000	27,284,000

Total liabilities and stockholders’ equity	$32,786,000	$38,825,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2022	2021

Operating expenses
Research and development	$3,687,000	$2,296,000
General and administrative	3,283,000	1,523,000
Total operating expenses	6,970,000	3,819,000

Other income
Interest income	3,000	1,000
Derivative gain	1,331,000	151,000
Total other income	1,334,000	152,000

Net loss	$(5,636,000)	$(3,667,000)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding:
Basic	226,083,328	195,387,047
Diluted	226,110,693	200,752,267

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	193,378,996	$19,000	$218,020,000	$(200,527,000)	$17,512,000
Issuance of common stock for services	54,052	—	80,000	—	80,000
Share-based compensation, net of forfeitures	—	—	166,000	—	166,000
Stock options exercised, net	129,500	—	33,000	—	33,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(28,562)		(40,000)	—	(40,000)
Warrants exercised, net	306,705	—	114,000	—	114,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,848,437	—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(126,000)	—	(126,000)
Net loss	—	—	—	(3,667,000)	(3,667,000)
Balance at March 31, 2021	195,689,128	$19,000	$220,952,000	$(204,194,000)	$16,777,000

Balance at December 31, 2021	227,325,381	23,000	244,863,000	(217,602,000)	27,284,000
Share-based compensation, net of forfeitures	—	—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(138,514)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock and warrants in connection with the registered direct offering	—	—	(32,000)	—	(32,000)
Net loss	—	—	—	(5,636,000)	(5,636,000)
Balance at March 31, 2022	227,186,867	$23,000	$245,468,000	$(223,238,000)	$22,253,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows used in operating activities
Net loss	$(5,636,000)	$(3,667,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	716,000	166,000
Depreciation and amortization	262,000	294,000
Issuance of common stock for services	—	80,000
Derivative (gain) loss	(1,331,000)	(151,000)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other	670,000	(651,000)
Increase (decrease) in accounts payable and accrued expenses	397,000	(199,000)
Decrease in lease liability	(22,000)	(19,000)
Net cash used in operating activities	(4,944,000)	(4,147,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(81,000)
Net cash used in investing activities	—	(81,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	—	2,705,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	—	(126,000)
Proceeds from sale of common stock and warrants in connection with the registered direct offering	—	114,000
Costs related to the sale of common stock and warrants in connection with the registered direct offering	(32,000)	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(79,000)	—
Other	—	(7,000)
Net cash (used in) provided by financing activities	(111,000)	2,686,000

Net change in cash and cash equivalents	(5,055,000)	(1,542,000)

Cash and cash equivalents at beginning of period	33,892,000	17,346,000
Cash and cash equivalents at end of period	$28,837,000	$15,804,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three months ended March 31, 2022 is unaudited. The balance sheet at December 31, 2021 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three months ended March 31, 2022, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Liquidity / Going Concern

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $223.2 million as of March 31, 2022. We expect to generate continued operating losses for the foreseeable future as the Ampio board of directors is considering strategic alternatives for Ampio and Ampion, which may include the continued development and advancement of Ampion, capital raising, licensing and other partnering opportunities, positioning the Company for a strategic transaction or other alternative(s).

As of March 31, 2022, we had $28.8 million of cash and cash equivalents. Based on our current cash position and projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations into the second half of 2023. Our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity is based upon maintaining our current operations. Accordingly, we may exhaust our available cash and cash equivalents earlier than presently anticipated and may require more capital more quickly than presently anticipated.

Additional financing may not be available in the amount or at the time we need it or may not be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or either of these. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

Based on the above, these existing and ongoing factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities, which adjustments may be necessary in the future should the Company be unable to continue as a going concern.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the three months ended March 31, 2022, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on the Company’s financial statements and has decided to wait to implement ASU 2020-06 until its effective date.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 – Prepaid Expenses and Other

Prepaid expenses and other balances as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Deposits	$565,000	$884,000
Unamortized commercial insurance premiums	212,000	465,000
Professional fees	87,000	235,000
Maintenance service contracts	63,000	—
Clinical trial inventory	—	72,000
Other receivable	19,000	16,000
Other	124,000	68,000
Total prepaid expenses and other	$1,070,000	$1,740,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets, net of accumulated depreciation and amortization, consist of the following:

	Estimated
	Useful Lives
	(in Years)	March 31, 2022	December 31, 2021

Leasehold improvements	10	$6,075,000	$6,075,000
Manufacturing facility/clean room	3 - 8	2,984,000	2,984,000
Lab equipment and office furniture	5 - 8	1,739,000	1,739,000
Fixed assets, gross		10,798,000	10,798,000
Accumulated depreciation		(8,496,000)	(8,234,000)
Fixed assets, net		$2,302,000	$2,564,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended March 31,
	2022	2021

Depreciation and amortization expense	$262,000	$294,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Accounts payable	$1,582,000	$427,000
Clinical trials	2,919,000	2,995,000
Professional fees	302,000	510,000
Accrued compensation	292,000	389,000
Commercial insurance premium financing	—	269,000
Other	113,000	221,000
Accounts payable and accrued expenses	$5,208,000	$4,811,000

Commercial Insurance Premium Financing Agreement

In June 2021, the Company entered into an insurance premium financing agreement for $916,000, with a term of nine months and an annual interest rate of 3.57%. Under the terms and provisions of the agreement, the Company was required to make principal and interest payments totaling $82,000 per month over the remaining term of the agreement. The outstanding obligation for the Company’s annual insurance premiums were paid in full as of March 31, 2022.

Note 5 - Commitments and Contingencies

Key Clinical Research Trial Obligations

Please see Part II, Item 5 of this Form 10-Q for information regarding an internal investigation relating to our clinical studies.

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in reference to the AP-013 study database totaling $1.4 million. The contractual provisions required an initial retainer of $315,000, which was applied to study expenses as further defined by the contract during the first three months ended March 31, 2022. The Company entered into a change order to the initial contract in April 2022 totaling $0.7 million which reflects the estimated final costs to close out the study with expected completion in the next three to five months.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase 1 study for at-home treatment utilizing inhaled Ampion to treat patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). The contractual provisions required an initial retainer of $105,000 to be applied to future study expenses as further defined by the contract. Subsequent to March 2021, the Company agreed to a contractual amendment of $1.0 million. As of March 31, 2022, the contract is substantially complete and any future services to be performed are deemed to be minimal.

In June 2021, the Company entered into a contract with a CRO totaling $2.5 million in reference to a multicenter Phase 2 clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual provisions required an initial retainer of $300,000 to be applied to study expenses as further defined by the contract. The contractual amount was later amended by $0.9 million. As such, the revised contractual commitment for the AP-019 study is $3.4 million as of March 31, 2022. Enrollment of the AP-019 study was terminated on May 3, 2022, as no beneficial effect of nebulized Ampion could be documented. The Company will pay for contractually obligated services rendered and expenses incurred through the date of finalization of the study. The CRO will refund any unused portion of the retainer. As of March 31, 2022, the Company expects to spend $0.5 million related to future services expected to be performed under this contract and accordingly, does not expect any refund of any unused portion of the retainer.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase 2 clinical trial utilizing IV Ampion in the treatment of patients with complications arising from COVID-19 (the “AP-017 study”). The contractual provisions required an initial retainer of $345,000 to be applied to study expenses as further defined by the contract. The Company stopped the trial after an interim enrollment of 35 subjects, which resulted in a favorable contractual adjustment of $0.5 million to reflect the lower study enrollment. As such, the revised contractual commitment for the AP-017 study is $1.3 million as of March 31, 2022. The Company has an outstanding future commitment of $324,000 as of March 31, 2022, which reflects future services related to finalizing the study.

Employment Agreements

In October 2021, the Company entered into three employment agreements that expire in October 2024 and in November 2021, the Company entered into one employment agreement that expires in November 2022. These employment agreements call for initial base salaries ranging from $335,000 to $550,000. The employment agreements provide that the employee is entitled to a discretionary bonus. Additionally, the employee is entitled to a severance payment in the event the Company terminates employee’s employment without Cause, or employee terminates his or her employment with Good Reason.

Related Party Research Agreements

In February 2022, the Company entered into a sponsored research agreement with Trauma Research, LLC, an entity owned by one of the Company’s directors. The agreement totals $400,000 for research activities to be performed over the next year. In addition, the Company also entered into an agreement with that director to provide research services. The agreement totals $250,000, which is to be paid in four equal installments payable quarterly over the one-year term. As of March 31, 2022, commitments for future services expected to be rendered for the research and research service agreements total $358,000 and $208,000, respectively.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate of 5.75% based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified both as current in part and long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of March 31, 2022:

	Facility Lease Payments	2022	2023	2024	2025	2026	Thereafter

Remaining Facility Lease Payments	$912,000	$268,000	$364,000	$280,000	$—	$—	$—
Less: Discount Adjustment	(61,000)
Total lease liability	$851,000

Lease liability-current portion	$318,000

Long-term lease liability	$533,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of March 31, 2022:

ROU Asset

Balance as of December 31, 2021	$629,000
Amortization	(52,000)
Balance as of March 31, 2022	$577,000

The Company recorded lease expense in the respective periods is as follows:

	Three Months Ended March 31,
	2022	2021

Lease expense	$81,000	$73,000

Note 6 – Warrants

The Company has issued both equity (“placement agent”) and liability (“investor”) classified warrants in conjunction with previous equity raises. The Company had a total of 1.1 million equity-classified warrants and 17.2 million liability-classified warrants outstanding as of March 31, 2022.

There was no warrant activity during the three months ended March 31, 2022:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2020	4,130,724	$0.66	2.05
Warrants issued in connection with the registered direct offering	15,000,000	$1.10	4.96
Warrant exercised	(812,827)	$0.58	—
Warrants expired	(15,000)
Outstanding as of December 31, 2021	18,302,897	$1.02	4.24
Warrants issued in connection with the registered direct offering	—	$—
Warrants exercised	—	$—
Warrants expired	—	$—
Outstanding as of March 31, 2022	18,302,897	$1.02	3.99

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$1.10	Investor	15,000,000		4.71
August 2018 public offering	$0.40	Investor	153,400		1.37
June 2017 registered direct offering	$0.76	Investor	2,026,915		0.17
June 2019 public offering	$0.50	Placement agent	823,650		2.22
June 2017 registered direct offering	$0.76	Placement agent	298,932		0.17
Outstanding as of March 31, 2022			18,302,897	$1.02	3.99

The total value for the warrant derivative liability as of March 31, 2022 is approximately $4.5 million (see Note 7).

Note 7 - Fair Value Considerations

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2022
Liabilities:
Warrant derivative liability	$—	$—	$4,474,000	$4,474,000

December 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$5,805,000	$5,805,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2021	$5,805,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(1,331,000)
Balance as of March 31, 2022	$4,474,000

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of March 31, 2022 and December 31, 2021.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

March 31, 2022

Authorized shares	300,000,000

Common stock outstanding	227,186,867
Options outstanding	9,010,312
Warrants outstanding	18,302,897
Reserved for issuance under 2019 Stock and Incentive Plan	2,984,023

Available shares	42,515,901

ATM Equity Offering Program

In February 2020, the Company entered into a Sales Agreement with two agents to implement an “at the market” (ATM) equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the agents shall use their commercially reasonable efforts to sell shares from time to time, based upon the Company’s instructions as documented on a purchase notification form. If an agent declines to accept the purchase notification form, the agent must promptly notify the Company and the other agent then has the ability to accept or decline the purchase notification form. The Company has no obligation to sell any shares and may, at any time and in its sole discretion, suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Total shares of common stock sold	—	1,848,437

Gross proceeds	$—	$2,705,000
Commissions earned by placement agents	—	(109,000)
Issuance fees	—	(17,000)
Net proceeds	$—	$2,579,000

Common Stock Issued for Services

The Company issued an aggregate of 54,052 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), valued at an aggregate of $80,000 as partial compensation for the services of four non-employee directors, during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company did not issue any shares of common stock as partial compensation for the services of non-employee directors.

Note 9 - Equity

Options

In December 2019, the Company’s Board of Directors and stockholders approved the adoption of the 2019 Plan, under which shares were reserved for future issuance of equity related awards classified as option awards, restricted stock awards and other equity related awards. The 2019 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 10.0 million shares to be reserved for issuance under the 2019 Plan. The Company’s previous 2010 Stock and Incentive Plan (the “2010 Plan”) was cancelled concurrently with the adoption of the 2019 Plan.

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of March 31, 2022:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted, net of forfeitures during previous fiscal years	(3,933,471)
Options granted during fiscal 2022	(1,598,323)
Restricted stock awards, net of settlement granted during fiscal 2021	(1,785,000)
Restricted stock awards, net of settlement granted during fiscal 2022	0
Forfeited, expired and/or cancelled equity awards, prior year	5,500
Forfeited, expired and/or cancelled equity awards, during 2022	26,500
Shares forfeited to settle exercise price and tax obligation during fiscal 2021	130,303
Shares forfeited to settle exercise price and tax obligation during 2022	138,514
Remaining shares available for future equity awards	2,984,023

The following table summarizes the Company’s restricted stock awards activity during the three months ended March 31, 2022:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2021	1,468,000	$1.64
Granted	—
Vested	(367,000)	$1.64	$—
Nonvested as of March 31, 2022	1,101,000	$1.64

Of the vested restricted stock awards reported above, the Company withheld 138,514 common shares which represented the fair value of the tax settlement.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	7,506,989	$1.04	7.36	$—
Granted	1,598,323	$0.48
Exercised	—	$—
Forfeited, expired and/or cancelled	(95,000)	$0.89
Outstanding as of March 31, 2022	9,010,312	$1.01	7.50	$36,000
Exercisable as of March 31, 2022	6,624,442	$1.12	6.69	$17,000

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	March 31, 2022
2010 Plan	3,561,518
2019 Plan	5,448,794
Outstanding as of March 31, 2022	9,010,312

Stock options outstanding as of March 31, 2022 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	1,767,823	$0.45	9.22
$0.51 - $1.00	4,697,345	$0.69	6.81
$1.01 - $1.50	937,000	$1.19	9.45
$1.51 and above	1,608,144	$2.46	6.48
Total	9,010,312	$1.01	7.50

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended March 31, 2022, using the following assumptions:

	Three Months Ended March 31,
	2022	2021

Expected volatility	117% - 119%	127.17%
Risk free interest rate	1.26% - 1.94%	0.78%
Expected term (years)	5.45 - 6.51	5.0

Stock-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes stock-based compensation expense (stock options and common stock issued for services) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Research and development expenses
Share-based compensation	$47,000	$46,000

General and administrative expenses
Issuance of common stock for services (see Note 8)	—	80,000
Share-based compensation	669,000	120,000

Total share-based compensation	$716,000	$246,000

Unrecognized share-based compensation expense related to stock options as of March 31, 2022	$996,000

Weighted average remaining years to vest for stock options	2.04

Unrecognized share-based compensation expense related to restricted stock awards as of March 31, 2022	1,339,000

Weighted average remaining years to vest for restricted stock awards	2.76

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options and warrants for the shares of common stock. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net loss	$(5,636,000)	$(3,667,000)
Less: decrease in fair value of investor warrants	(1,331,000)	(151,000)
Loss available to common stockholders	$(6,967,000)	$(3,818,000)

Basic weighted-average common shares outstanding	226,083,328	195,387,047
Add: dilutive effect of equity instruments	27,365	5,365,220
Diluted weighted-average shares outstanding	226,110,693	200,752,267
Earnings per share – basic	$(0.02)	$(0.02)
Earnings per share – diluted	$(0.03)	$(0.02)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended March 31,
	2022	2021
Warrants to purchase shares of common stock	18,275,532	2,939,996
Outstanding stock options	9,010,312	1,510,485
Restricted stock awards	1,101,000	—
Total potentially dilutive shares of common stock	28,386,844	4,450,481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above, Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our 2021 Annual Report.

Executive Summary

We are a pre-revenue stage biopharmaceutical company focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception.

Ampion is our lead product candidate. We have been studying Ampion for the potential treatment of multiple inflammatory conditions (e.g., osteoarthritis of the knee or OAK, osteoarthritis of the hand, and COVID-19 inflammation in the lung).

During 2021 and continuing into the first quarter of 2022, we have been primarily engaged in clinical development of Ampion. We have conducted four discrete clinical trials in the United States and abroad as follows:

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

As of March 31, 2022, we had one clinical trial outstanding with patient enrollment, AP-019, and the other clinical studies were in various stages of completion. In May 2022, we terminated enrollment of the AP-019 study, as no beneficial effect of nebulized Ampion could be documented. We continued to recognize patient enrollment and study costs throughout the first quarter 2022. Clinical trial accrual amounts were $2.9 million as of March 31, 2022 as compared to $3.0 million as of December 31, 2021.

Please see Part II, Item 5 of this Form 10-Q for information regarding an internal investigation relating to our clinical studies.

Known Trends or Future Events; Outlook

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $223.2 million as of March 31, 2022. We expect to generate continued operating losses for the foreseeable future as the Ampio board of directors is considering strategic alternatives for Ampio and Ampion, which may include the continued development and advancement of Ampion, capital raising, licensing and other partnering opportunities, positioning the Company for a strategic transaction or other alternative(s).

As of March 31, 2022, we had $28.8 million of cash and cash equivalents. Based on our current cash position and projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations into the second half of 2023. Our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity is based upon maintaining our current operations. Accordingly, we may exhaust our available cash and cash equivalents earlier than presently anticipated and may require more capital more quickly than presently anticipated.

Additional financing may not be available in the amount or at the time we need it or may not be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or either of these. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

We had approximately 42.5 million shares of common stock authorized and available for future issuance as of March 31, 2022 and our ability to raise additional funds by issuing equity securities may be limited by our authorized and available common stock. Additionally, we are limited in the amount of equity securities we may sell under our current shelf registration statement to the $44.3 million remaining, of which $13.3 million is currently reserved for the ATM equity offering program.

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

Our significant accounting policies and estimates have not changed substantially from those previously disclosed in our 2021 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2022) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2022 Compared to March 31, 2021

We recognized a net loss for the three months ended March 31, 2022 (“2022 quarter”) of $5.6 million compared to a net loss of $3.7 million for the three months ended March 31, 2021 (“2021 quarter”). The net loss during the 2022 quarter was primarily attributable to operating expenses of $7.0 million, partially offset by a non-cash derivative gain of $1.3 million. The net loss during the 2021 quarter was primarily attributable to operating expenses of $3.8 million, partially offset by the non-cash derivative gain of $0.2 million. The decrease in our stock price from $0.57 as of December 31, 2021 to $0.47 as of March 31, 2022 caused the valuation of the warrant liability to decrease resulting in a derivative gain during the 2022 quarter. Operating expenses increased $3.2 million from the 2021 quarter to the 2022 quarter primarily due to a $1.4 million increase in research and development costs, as well as a $1.8 million increase in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs (benefits) are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended March 31,
	2022	2021
Clinical trial and sponsored research expenses	$1,925,000	$769,000
Salaries and benefits	772,000	621,000
Depreciation	256,000	289,000
Operations/manufacturing	205,000	389,000
Laboratory	260,000	115,000
Professional fees	194,000	35,000
Equipment rental and repair	15,000	33,000
Regulatory / FDA	13,000	(1,000)
Share-based compensation	47,000	46,000
Total research and development	$3,687,000	$2,296,000

2022 Quarter Compared to 2021 Quarter

Research and development costs increased by approximately $1.4 million, or 61%, for the 2022 quarter compared to the 2021 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expense increased $1.2 million, or 150%, primarily due to the study related costs associated with the AP-018 and AP-019 COVID-19 studies whereby the interim enrollment was completed for the AP-019 study and the Phase 1 AP-018 study was substantially completed in the 2022 quarter resulting in a cost increase of $1.6 million. These studies did not commence until early/mid second-half 2021 resulting in no costs in the 2021 quarter. This increase was partially offset by a decrease in costs associated with the AP-013 study resulting in a decrease in costs of $0.4 million.

Salaries and benefits

Salaries and benefit expense increased $151,000, or 24%, for the 2022 quarter compared with the 2021 quarter as a result of (i) modest increase in health and medical benefits and (ii) market-based compensation adjustments effective at the beginning of the 2022 quarter.

Operations / manufacturing

Operations / manufacturing expenses decreased $184,000, or 47%, as a result of no clinical trial product manufacturing in the 2022 quarter compared to the 2021 quarter.

Laboratory

Laboratory expenses increased $145,000, or 126%, for the 2022 quarter compared with the 2021 quarter as a result of the Company entering into, in February 2022, a sponsored research agreement with Trauma Research, LLC and a separate agreement with the director that owns this company to provide research services. The costs directly related to these agreements was $83,000 in the 2022 quarter. In addition, the Company initiated a series of animal studies to support the dosing and biological effects of our drug in vivo in fourth quarter 2021 and into the 2022 quarter which resulted in $57,000 of incremental costs during the 2022 quarter.

Professional Fees

Professional fees expense increased $159,000, or 454%, for the 2022 quarter compared with the 2021 quarter as a result of the Company entering into an agreement with Dr. Howard Levy in October 2021 to serve in the capacity as the Company’s Chief Medical Officer. In addition, the Company incurred incremental costs during the 2022 quarter related to review of the AP-013 study information and related documents supporting the briefing book which was submitted to the FDA during the period.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Professional fees	$1,403,000	$479,000
Insurance	254,000	340,000
Salaries and benefits	632,000	237,000
Stock-based compensation	669,000	200,000
Facilities	136,000	128,000
Director fees	105,000	92,000
Depreciation	6,000	5,000
Other	78,000	42,000
Total general and administrative	$3,283,000	$1,523,000

2022 Quarter Compared to 2021 Quarter

General and administrative costs increased $1.8 million, or 116%, for the 2022 quarter compared to the 2021 quarter. General and administrative costs with variances above $75,000 and 10% are explained below.

Professional fees

Professional fees increased $924,000, or 193%, for the 2022 quarter compared to the 2021 quarter due primarily to an increase in costs related to (i) investor / public relations outreach activities, (ii) third-party market research studies, (iii)

technical accounting services and (iv) legal services associated with certain FDA regulatory matters and indemnification payments related to legal services incurred by a former advisor relating to an SEC investigation of the former advisor.

Salaries and benefits

Salaries and benefit expense increased $395,000, or 167%, for the 2022 quarter compared with the 2021 quarter as a result of (i) incremental headcount in the 2022 quarter and, (ii) market-based compensation adjustments effective at the beginning of the 2022 quarter.

Stock-based compensation

Stock-based compensation expense increased $469,000, or 235%, for the 2022 quarter compared with the 2021 quarter as a result of non-cash expense in the 2022 quarter associated with (i) the vesting of restricted stock awards issued to certain officers in October 2021, (ii) issuance of option grants to newly elected Board members in fourth quarter 2021 and 2022 quarter, (iii) issuance of option grants to the interim Chairman and Chief Executive Officer and (iv) annual option grants issued to non-Section 16 employees in the 2022 quarter.

Cash Flows

Cash flows for the respective periods are as follows:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,944,000)	$(4,147,000)
Net cash used in investing activities	—	(81,000)
Net cash (used in) provided by financing activities	(111,000)	2,686,000
Net change in cash and cash equivalents	$(5,055,000)	$(1,542,000)

Net Cash Used in Operating Activities

During the three months ended March 31, 2022 our operating activities used approximately $4.9 million in cash and cash equivalents, which was less than our reported net loss of $5.6 million. The difference is primarily a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.1 million and non-cash charges related to depreciation and amortization and stock-based compensation totaling $1.0 million, partially offset by a non-cash adjustment of $1.3 million related to the warrant derivative gain.

During the three months ended March 31, 2021 our operating activities used approximately $4.1 million in cash and cash equivalents, which was more than our reported net loss of $3.7 million. The difference is primarily a result of an increase in working capital, excluding cash and cash equivalents, totaling $0.8 million and non-cash adjustment for the warrant derivative gain totaling $0.2 million, partially offset by recurring non-cash charges related to depreciation and amortization, stock-based compensation and issuance of common stock for services totaling $0.5 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, there was no change in cash related to investing activities. During the three months ended March 31, 2021, $81,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by (used in) Financing Activities

During the three months ended March 31, 2022, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 138,514 common shares which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs related to the registered direct offering which was finalized in December 2021.

During the three months ended March 31, 2021, we received gross proceeds of $2.7 million from the sale of approximately 1.8 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $126,000. In addition, we also received proceeds of $114,000 from investor warrant exercises representing 284,000 shares of common stock.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue or profits. We expect to generate continued operating losses for the foreseeable future as the Ampio board of directors is considering strategic alternatives for Ampio and Ampion, which may include the continued development and advancement of Ampion, capital raising, licensing and other partnering opportunities, positioning the Company for a strategic transaction or other alternative(s).

As of March 31, 2022, we had $28.8 million of cash and cash equivalents. During the three months ended March 31, 2022, the Company had no activity in its ATM equity offering program.

Based on our current cash position and projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations into the second half of 2023. Our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity are based upon maintaining our current operations. Accordingly, we may exhaust our available cash and cash equivalents earlier than presently anticipated and may require more capital more quickly than presently anticipated.

Additional financing may not be available in the amount or at the time we need it, or may not be available on acceptable terms or at all. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or either of these. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, new investors may demand rights, preferences or privileges senior to those of existing holders of common stock.

We had approximately 42.5 million shares of common stock authorized and available for future issuance as of March 31, 2022 and our ability to raise additional funds by issuing equity securities may be limited by our authorized and available common stock. Additionally, we are limited in the amount of equity securities we may sell under our current shelf registration statement to the $44.3 million remaining, of which $13.3 million is currently reserved for the ATM equity offering program.

In the event that we are unable to obtain additional capital through equity capital raises, partnering/licensing transactions or other strategic transaction, or a combination of these, we will likely be required to delay, reduce the scope of or eliminate our development, manufacturing and/or regulatory programs for Ampion and/or suspend operations for a period of time until we are able to secure additional funding. If we are not successful in raising sufficient funds to pay for further development and licensing of Ampion, we may choose to license or otherwise relinquish greater, or all, rights to Ampion at an earlier stage of development or on less favorable terms than we would otherwise choose. This could lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to the matters identified as part of the Company’s decision announced on May 16, 2022 to conduct an internal investigation, to be overseen by an independent special committee, as described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, including Part II, Item 5, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended March 31, 2022, we did not issue any unregistered securities.

During the three months ended March 31, 2022, we did not repurchase any securities, other than 138,514 shares from employees for tax withholding purposes related to vesting of restricted stock grants.

	Total Number	Average
	Of	Price Paid
Period	Shares Purchased	Per Share
January 1, 2022 to January 31, 2022	138,514	$0.57
February 1, 2022 to February 28, 2022	0	$-
March 1, 2022 to March 31, 2022	0	$-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 16, 2022, the Company issued a press release attached hereto as Exhibit 99.1 announcing that an independent special committee of the Board of Directors (the “Committee”), with the assistance of independent legal counsel, is in the process of conducting an internal investigation that relates to, among other matters, Ampio’s AP-013 clinical trial and other clinical trials. FDA has communicated to the Company that it does not consider data from AP-013 to be sufficient to demonstrate efficacy as a second pivotal trial for Ampion. Further analysis subsequent to that communication from FDA suggests that data from AP-013 will not be sufficient to support regulatory approval in the US or other countries. Management’s recent analyses also indicate no clinically meaningful treatment effect signals from the Company’s three COVID-19 clinical trials, AP-017, AP-018, or AP-019.

Additionally, in the press release issued on May 16, 2022, Ampio disclosed that the Committee also is overseeing a review of unauthorized use of Ampion by individuals not participating in clinical trials. Ampion is an investigational drug not approved by FDA. Ampio instituted safeguards to cease this practice and engaged independent outside counsel to conduct a thorough review, which is ongoing The Company is currently in the process of working to ensure that the issue has been resolved, that appropriate mitigation measures have been implemented, and that this information is provided to FDA.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 8-K filed March 30, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed March 30, 2010).
3.3	Plan of Conversion of Chay Enterprises, Inc. to a Delaware corporation (incorporated by reference to the Registrant’s Form 8-K filed December 18, 2019).
3.4	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed December 18, 2019).
3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2018).
10.1*	Research Services Agreement between the Registrant and Trauma Research LLC, dated February 4, 2022.*
10.2*	Personal Services Agreement between the Registrant and Dr. Bar-Or, dated February 4, 2022.*
31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
99.1*	Press Release of Ampio Pharmaceuticals, Inc. Issued May 16, 2022.*
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

#Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael A. Martino
Michael A. Martino
Chairman and Chief Executive Officer
(principal executive officer)
Date: May 16, 2022

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer and Secretary
(principal financial and accounting officer)
Date: May 16, 2022