Form 10-Q
period 2022-06-30
Ampio Pharmaceuticals, Inc.
filed 2022-08-09
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 8, 2022, there were 226,286,867 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements included or incorporated by reference in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements by words such as “anticipate,” “forecast,” “suggest,” believe,” “continue,” “ongoing,” “opportunity,” “predicts”, “seek,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” and “project,” and other words of similar meaning, or the negatives of such terms or other variations. Forward-looking statements include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding residual costs of clinical trials for Ampion, capital expenditures, research and development expenses and other payments;
●	our beliefs and assumptions relating to our liquidity position, including, but not limited to, our future cash burn or the effect of any actions we may take to reduce expenses;
●	our beliefs, assumptions and expectations about our strategic alternatives process, including the likelihood of success, timing and transaction expense associated with any strategic alternative; and
●	our ability to identify strategic partners for Ampion or any other potential product and enter into beneficial license, co-development, collaboration or similar arrangements.

Forward-looking statements necessarily involve known and unknown risks and uncertainties which may cause our actual performance, financial results or other business outcomes in the future to differ materially from any result expressed or implied by such forward-looking statements, including due to the following risks:

●	the time and expense associated with the recently concluded internal investigation and legal matters arising from the internal investigation or actions taken in response to the special committee’s findings;
●	our ability to regain compliance with the NYSE American continued listing requirement relating to stock price and to comply with all of the other continued listing requirements of the NYSE American;
●	our ability to fund our operations, and our pursuit of strategic alternatives, particularly given the substantial doubt about our ability to continue as a going concern;
●	the risk that a strategic alternative may not be identified and even if identified may not be consummated within the expected time period or at all;
●	any strategic alternative may involve unexpected costs, liabilities and/or delays;
●	our ability to retain key employees, consultants, and advisors during the pendency of our strategic alternatives process;
●	our ability to generate value from Ampion or any other potential product candidate and, in that respect, the actual and perceived effectiveness of Ampion or any other potential product candidate, and how Ampion or such other potential product candidate compares to any respective competitive products; and
●	the results of clinical trials for Ampion and additional residual costs associated therewith.

Additional factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of the Form 10-K for the year ended December 31, 2021. Additionally, other sections of this Quarterly Report include additional factors that could adversely impact the business and financial performance expressed or implied in any forward-looking statements, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$22,890,000	$33,892,000
Prepaid expenses and other	1,754,000	1,740,000
Total current assets	24,644,000	35,632,000

Fixed assets, net	2,046,000	2,564,000
Right-of-use asset, net	525,000	629,000
Total assets	$27,215,000	$38,825,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,757,000	$4,811,000
Lease liability-current portion	325,000	311,000
Total current liabilities	5,082,000	5,122,000

Lease liability-long-term	448,000	614,000
Warrant derivative liability	1,588,000	5,805,000
Total liabilities	7,118,000	11,541,000

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 226,286,867 as of June 30, 2022 and 227,325,381 as of December 31, 2021	23,000	23,000
Additional paid-in capital	245,382,000	244,863,000
Accumulated deficit	(225,308,000)	(217,602,000)
Total stockholders’ equity	20,097,000	27,284,000

Total liabilities and stockholders’ equity	$27,215,000	$38,825,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$1,743,000	$2,273,000	$5,430,000	$4,568,000
General and administrative	3,245,000	1,400,000	6,528,000	2,923,000
Total operating expenses	4,988,000	3,673,000	11,958,000	7,491,000

Other income
Interest income	32,000	1,000	35,000	2,000
Derivative gain	2,886,000	116,000	4,217,000	267,000
Total other income	2,918,000	117,000	4,252,000	269,000

Net loss	$(2,070,000)	$(3,556,000)	$(7,706,000)	$(7,222,000)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding:
Basic	226,085,867	196,179,371	226,084,605	195,785,398
Diluted	226,085,867	201,448,038	226,084,605	200,985,349

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	193,378,996	$19,000	$218,020,000	$(200,527,000)	$17,512,000

Issuance of common stock for services	54,052	—	80,000	—	80,000
Share-based compensation, net of forfeitures	—	—	166,000	—	166,000
Stock options exercised, net	129,500	—	33,000	—	33,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(28,562)		(40,000)	—	(40,000)
Warrants exercised, net	306,705	—	114,000	—	114,000
Issuance of common stock in connection with the "at-the-market" equity offering program	1,848,437	—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(126,000)	—	(126,000)
Net loss	—	—	—	(3,667,000)	(3,667,000)
Balance at March 31, 2021	195,689,128	19,000	220,952,000	(204,194,000)	16,777,000

Share-based compensation, net of forfeitures	—	—	67,000	—	67,000
Stock options exercised, net	314,162	—	127,000	—	127,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(28,802)	—	—	—	—
Warrants exercised, net	29,158	—	—	—	—
Issuance of common stock in connection with the "at-the-market" equity offering program	4,066,773	1,000	7,266,000	—	7,267,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(321,000)	—	(321,000)
Net loss	—	—	—	(3,556,000)	(3,556,000)
Balance at June 30, 2021	200,070,419	$20,000	$228,091,000	$(207,750,000)	$20,361,000

Balance at December 31, 2021	227,325,381	23,000	244,863,000	(217,602,000)	27,284,000

Share-based compensation, net of forfeitures	—	—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(138,514)	—	(79,000)	—	(79,000)
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—	—	(32,000)	—	(32,000)
Net loss	—	—	—	(5,636,000)	(5,636,000)

Balance at March 31, 2022	227,186,867	23,000	245,468,000	(223,238,000)	22,253,000

Share-based compensation, net of forfeitures	—	—	423,000	—	423,000
Restricted stock award forfeitures	(900,000)	—	(509,000)	—	(509,000)
Net loss	—	—	—	(2,070,000)	(2,070,000)
Balance at June 30, 2022	226,286,867	$23,000	$245,382,000	$(225,308,000)	$20,097,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(7,706,000)	$(7,222,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	630,000	233,000
Depreciation and amortization	518,000	568,000
Issuance of common stock for services	—	80,000
Derivative gain	(4,217,000)	(267,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other	(15,000)	(1,211,000)
(Decrease) increase in accounts payable and accrued expenses	(53,000)	1,386,000
Decrease in lease liability	(48,000)	(42,000)
Net cash used in operating activities	(10,891,000)	(6,475,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(81,000)
Net cash used in investing activities	—	(81,000)

Cash flows from financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	—	9,972,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	—	(447,000)
Proceeds from sale of common stock and warrants in connection with the registered direct offering	—	234,000
Costs related to the sale of common stock and warrants in connection with the registered direct offering	(32,000)	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(79,000)	—
Net cash (used in) provided by financing activities	(111,000)	9,759,000

Net change in cash and cash equivalents	(11,002,000)	3,203,000

Cash and cash equivalents at beginning of period	33,892,000	17,346,000
Cash and cash equivalents at end of period	$22,890,000	$20,549,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,159,000	$1,016,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company that has historically focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis. As previously announced, the Ampio board of directors is considering strategic alternatives for Ampio and Ampion, with a recent focus on strategic transactions including the potential for Ampio to acquire a product/pipeline and/or execute a reverse merger with a company that is seeking an NYSE American listing and has a development candidate and/or pipeline.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and six months ended June 30, 2022 is unaudited. The balance sheet at December 31, 2021 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three and six months ended June 30, 2022, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Liquidity / Going Concern

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $225.3 million as of June 30, 2022. We expect to use cash in operations and generate continued operating losses for the foreseeable future while the Ampio board of directors is considering strategic alternatives and pursuing one or more strategic transactions.

As of June 30, 2022, we had $22.9 million of cash and cash equivalents. The sufficiency of our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment particularly given that we are at the beginning stages of the strategic alternatives process and cannot predict the duration or expense associated with this process. In order to preserve our cash resources with the goal of maximizing the opportunities available to the Company during the Board’s review of strategic alternatives, the Board has implemented measures to manage costs and conserve cash resources. To that end, on August 2, 2022, the Company committed to a reduction in force that will result in the termination by August 31, 2022 of 10 of the Company’s current 18 employees, or approximately 55.5%. As part of this reduction, four non-terminated employees have been offered conditional retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed.

The Board will continue to actively evaluate and monitor the Company’s near-term personnel needs and other expenses based in part on the Company’s financial status and the Board’s review of strategic alternatives. Based on our current cash position and projection of operating expenses and capital expenditures, we estimate we will have sufficient liquidity to fund operations and pursue strategic alternatives into the second half of 2023.

Should we require additional financing, financing may not be available in the amount or at the time we need it and/or may not be available on acceptable terms or at all. We may obtain future additional financing by an offering of our equity securities. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock, the fact that we are not in compliance with the NYSE American continued listing standard because our common stock has been selling at a low price for a substantial period of time and our need to regain compliance by December 23, 2022 to avoid delisting of our stock from the NYSE American. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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

If the Company is unable to successfully complete a strategic transaction with its existing capital resources or is unable to raise additional capital in a sufficient amount to allow additional time and resources to successfully complete a strategic transaction, the Company may implement further cost reduction and other cash-focused measures to manage liquidity and the Company may pursue a plan of liquidation or dissolution of the Company.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the three and six months ended June 30, 2022, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own

Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company has evaluated the impact of ASU 2020-06 on the Company’s financial statements and has decided to defer implementation of ASU 2020-06 until its effective date.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 – Prepaid Expenses and Other

Prepaid expenses and other balances as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Deposits	$365,000	$884,000
Unamortized commercial insurance premiums	1,124,000	465,000
Professional fees	110,000	235,000
Maintenance service contracts	43,000	—
Clinical trial inventory	—	72,000
Other	112,000	84,000
Total prepaid expenses and other	$1,754,000	$1,740,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Fixed assets, net of accumulated depreciation and amortization, consist of the following:

	Estimated
	Useful Lives
	(in Years)	June 30, 2022	December 31, 2021

Leasehold improvements	10	$6,075,000	$6,075,000
Manufacturing facility/clean room	3 - 8	2,984,000	2,984,000
Lab equipment and office furniture	5 - 8	1,739,000	1,739,000
Fixed assets, gross		10,798,000	10,798,000
Accumulated depreciation		(8,752,000)	(8,234,000)
Fixed assets, net		$2,046,000	$2,564,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Depreciation and amortization expense	$256,000	$274,000	$518,000	$568,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Accounts payable	$718,000	$427,000
Clinical trials	2,161,000	2,995,000
Professional fees	1,028,000	510,000
Accrued compensation	11,000	389,000
Commercial insurance premium financing	757,000	269,000
Other	82,000	221,000
Accounts payable and accrued expenses	$4,757,000	$4,811,000

Commercial Insurance Premium Financing Agreement

In June 2022, the Company entered into an insurance premium financing agreement for $1,159,000, with a term of eight months and an annual interest rate of 3.975% and made a down payment of approximately $402,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $95,000 per month over the remaining term of the agreement. The outstanding obligation for the Company’s annual insurance premiums was $757,000 as of June 30, 2022.

Note 5 - Commitments and Contingencies

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in reference to the AP-013 study database totaling $1.4 million. The contractual provisions required an initial retainer of $315,000, which was applied to study expenses as further defined by the contract during the first three months ended March 31, 2022. The Company entered into a change order to the initial contract in April 2022 totaling $0.7 million which reflects the estimated final costs to close out the study with expected completion in the next three to five months. The Company had an outstanding future contractual commitment of $0.3 million (net of the $0.1 million remaining unapplied deposit) as of June 30, 2022.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase 1 study for at-home treatment utilizing inhaled Ampion to treat patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). The contractual provisions required an initial retainer of $105,000 to be applied to future study expenses as further defined by the contract. Subsequent to March 2021, the Company agreed to a contractual amendment of $1.0 million. As of June 30, 2022, trial activities have been completed, and the contract is substantially complete and any future services to be performed to finalize the study closeout and documentation are deemed to be minimal.

In June 2021, the Company entered into a contract with a CRO totaling $2.5 million in reference to a multicenter Phase 2 clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual provisions required an initial retainer of $300,000 to be applied to study expenses as further defined by the contract. The contractual amount was later amended by $0.9 million. As such, the revised contractual commitment for the AP-019 study was $3.4 million as of June 30, 2022. Enrollment of the AP-019 study was terminated on May 3, 2022, as no beneficial effect of nebulized Ampion could be documented in an interim analysis. The Company is obligated to pay for services rendered and expenses incurred through the date of finalization of the study. The AP-019 study is substantially complete as of June 30, 2022. As of June 30, 2022, the Company had no future contractual commitment, net of the $0.1 million remaining unapplied deposit.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase 2 clinical trial utilizing IV Ampion in the treatment of patients with COVID-19 requiring oxygen supplementation (the “AP-017 study”). The contractual provisions required an initial retainer of $345,000 to be applied to study expenses as further defined by the contract. The Company stopped the trial after an interim enrollment of 35 subjects, which resulted in a favorable contractual adjustment of $0.5 million to reflect the lower study enrollment. As such, the revised contractual commitment for the AP-017 study was $1.3 million as of June 30, 2022. The AP-017 study is substantially complete as of June 30, 2022 and, as such, the obligation for future services under this contract is immaterial.

Employment Agreements

As of June 30, 2022, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve as the Company’s Chief Financial Officer with a term ending in October 2024 and at an initial base salary of $335,000. In addition, the Company is a party to an employment agreement dated November 22, 2021 with Michael A. Martino to serve as the Company’s Chief Executive Officer with a term ending in November 2022 and at an initial base salary of $550,000. Under these employment agreements, the executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason. In May 2022, the Company terminated employment agreements with two former executive officers and does not expect to incur any severance payments in connection with these terminations.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totals $400,000 for research activities to be performed over the next year. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement totals $250,000, which is to be paid in four equal installments payable quarterly over the one-year term. As of June 30, 2022, commitments for future services expected to be rendered for the research and research service agreements total $239,000 and $125,000. On August 5, 2022, we delivered notice of termination of the personal services agreement, effective September 5, 2022, and our remaining obligations under this agreement are estimated to be up to $21,000. On August 5, 2022, we delivered notice of termination of the research services agreement, effective November 4, 2022, and our remaining obligations under this agreement are estimated to be up to $62,000.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate of 5.75% based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified both as current in part and long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of June 30, 2022:

	Facility Lease Payments	2022	2023	2024	2025	2026	Thereafter

Remaining Facility Lease Payments	$823,000	$179,000	$364,000	$280,000	$—	$—	$—
Less: Discount Adjustment	(50,000)
Total lease liability	$773,000

Lease liability-current portion	$325,000

Long-term lease liability	$448,000

The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of June 30, 2022:

ROU Asset

Balance as of December 31, 2021	$629,000
Amortization	(104,000)
Balance as of June 30, 2022	$525,000

The Company recorded lease expense in the respective periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Lease expense	$70,000	$67,000	$151,000	$140,000

Note 6 – Warrants

The Company has issued both equity (“placement agent”) and liability (“investor”) classified warrants in conjunction with previous equity raises. Investor and placement agent warrants totaling 2,325,847 shares expired on June 1, 2022 with 15,977,050 warrants remaining outstanding as of June 30, 2022. Of these, the Company had a total of 0.8 million equity-classified warrants and 15.2 million liability-classified warrants outstanding as of June 30, 2022.

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2021	18,302,897	$1.02	4.24
Warrants issued in connection with the registered direct offering	—
Warrants exercised	—
Warrants expired	—
Outstanding as of March 31, 2022	18,302,897	1.02	4.24
Warrants issued in connection with the registered direct offering	—	$—
Warrants exercised	—	$—
Warrants expired	(2,325,847)	$—
Outstanding as of June 30, 2022	15,977,050	$1.06	4.30

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$1.10	Investor	15,000,000		4.46
August 2018 public offering	$0.40	Investor	153,400		1.12
June 2019 public offering	$0.50	Placement agent	823,650		1.97
Outstanding as of June 30, 2022			15,977,050	$1.06	4.30

The total value for the warrant derivative liability as of June 30, 2022 is approximately $1.6 million (see Note 7).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2022
Liabilities:
Warrant derivative liability	$—	$—	$1,588,000	$1,588,000

December 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$5,805,000	$5,805,000

The warrant derivative liability for both periods presented was valued using the Black-Scholes valuation methodology as we believe that model embodies all the relevant assumptions (including trading volatility, estimated terms and risk-free interest rates) that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2021	$5,805,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(1,331,000)
Balance as of March 31, 2022	4,474,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(2,886,000)
Balance as of June 30, 2022	$1,588,000

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of June 30, 2022 and December 31, 2021.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

June 30, 2022

Authorized shares	300,000,000

Common stock outstanding	226,286,867
Options outstanding	6,549,116
Warrants outstanding	15,977,050
Reserved for issuance under 2019 Stock and Incentive Plan	4,747,773
Available shares	46,439,194

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

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total shares of common stock sold	—	4,066,773	—	5,915,210

Gross proceeds	$—	$7,267,000	$—	$9,972,000
Commissions earned by placement agents	—	(291,000)	—	(400,000)
Issuance fees	—	(30,000)	—	(47,000)
Net proceeds	$—	$6,946,000	$—	$9,525,000

Common Stock Issued for Services

The Company issued an aggregate of 54,052 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), valued at an aggregate of $80,000 as partial compensation for the services of four non-employee directors, during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company did not issue any shares of common stock as partial compensation for the services of non-employee directors.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of June 30, 2022:

2019 Plan

Total shares reserved for equity awards	10,000,000
Options granted during previous fiscal years	(3,933,471)
Options granted during Q1 2022	(1,598,323)
Restricted stock awards, net of settlement granted during fiscal 2021	(1,785,000)
Forfeited, expired and/or cancelled equity awards, prior year	5,500
Forfeited, expired and/or cancelled equity awards, during Q1 2022	26,500
Shares forfeited to settle exercise price and tax obligation during fiscal 2021	130,303
Shares forfeited to settle exercise price and tax obligation during Q1 2022	138,514
Remaining shares available for future equity awards as of March 31, 2022	2,984,023
Forfeited, expired and/or cancelled equity awards, during Q2 2022	863,750
RSAs forfeited during Q2 2022	900,000
Remaining shares available for future equity awards as of June 30, 2022	4,747,773

The following table summarizes the Company’s restricted stock awards activity during the three and six months ended June 30, 2022:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2021	1,468,000	$1.64
Granted	—
Forfeited	—
Vested	(367,000)	$1.64	$—
Nonvested as of March 31, 2022	1,101,000	$1.64
Granted	—
Forfeited	(900,000)
Vested	—
Nonvested as of June 30, 2022	201,000	$1.64

Of the vested restricted stock awards reported above, the Company withheld 138,514 common shares which represented the fair value of the tax settlement for statutory employer and employee income taxes.

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	7,506,989	$1.04	7.36	$—
Granted	1,598,323	$0.48
Exercised	—	$—
Forfeited, expired and/or cancelled	(95,000)	$0.89
Outstanding as of March 31, 2022	9,010,312	1.01	7.50	$—
Granted	—	$—
Exercised	—	$—
Forfeited, expired and/or cancelled	(2,461,196)	$1.17
Outstanding as of June 30, 2022	6,549,116	$0.95	6.64	$—
Exercisable as of June 30, 2022	4,588,107	$1.05	5.40	$—

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	June 30, 2022
2010 Plan	1,964,072
2019 Plan	4,585,044
Outstanding as of June 30, 2022	6,549,116

Stock options outstanding as of June 30, 2022 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $0.50	1,767,823	$0.45	8.30
$0.51 - $1.00	2,816,149	$0.69	2.77
$1.01 - $1.50	937,000	$1.19	8.24
$1.51 and above	1,028,144	$2.30	6.25
Total	6,549,116	$0.95	7.50

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended June 30, 2022, using the following assumptions:

	Six Months Ended June 30,
	2022	2021

Expected volatility	116.83% - 119.43%	127.17%
Risk free interest rate	1.26% - 1.94%	0.78%
Expected term (years)	5.45 - 6.51	5.00

Share-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes share-based compensation expense (stock options and common stock issued for services) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses
Share-based compensation	$95,000	$—	$142,000	$46,000

General and administrative expenses
Issuance of common stock for services (see Note 8)	—	—	—	80,000
Share-based compensation	(181,000)	67,000	488,000	187,000

Total share-based compensation (benefit)	$(86,000)	$67,000	$630,000	$313,000

Unrecognized share-based compensation expense related to stock options as of June 30, 2022	$667,000

Weighted average remaining years to vest for stock options	1.96

Unrecognized share-based compensation expense related to restricted stock awards as of June 30, 2022	$201,728

Weighted average remaining years to vest for restricted stock awards	2.51

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(2,070,000)	$(3,556,000)	$(7,706,000)	$(7,222,000)
Less: decrease in fair value of investor warrants	(2,886,000)	(116,000)	(4,217,000)	(267,000)
Net loss available to common stockholders	$(4,956,000)	$(3,672,000)	$(11,923,000)	$(7,489,000)

Basic weighted-average common shares outstanding	226,085,867	196,179,371	226,084,605	195,785,398
Add: dilutive effect of equity instruments	—	5,268,667	—	5,199,951
Diluted weighted-average shares outstanding	226,085,867	201,448,038	226,084,605	200,985,349
Earnings per share – basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Earnings per share – diluted	$(0.02)	$(0.02)	$(0.05)	$(0.04)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warrants to purchase shares of common stock	15,977,050	2,754,263	15,977,050	2,794,317
Outstanding stock options	6,549,116	1,437,657	6,549,116	1,466,319
Restricted stock awards	201,000	—	201,000	—
Total potentially dilutive shares of common stock	22,727,166	4,191,920	22,727,166	4,260,636

Note 11 – Subsequent Events

Subsequent to the end of the quarter, the Company committed to a reduction in force on August 2, 2022 that will result in the termination by August 31, 2022 of 10 of the Company’s current 18 employees, or approximately 55.5%.  As part of this reduction, four non-terminated employees have been offered conditional retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed.

The Company expects to record a charge of up to $425,000 in the third quarter of 2022 relating to the reduction in force for the employees being terminated by August 31, 2022. These charges are primarily one-time severance and termination benefits in cash. The Company also expects to record a charge of up to $355,000 beginning in the third quarter and continuing through the fourth quarter of 2022 relating to the retention and severance arrangements described above. The actual severance, termination and retention benefits to be paid will depend on the employees remaining employed at August 31, 2022 and December 31, 2022, respectively.  The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation. The Company expects to recognize a stock-based compensation expense related to vested awards and does not anticipate modifying the affected employees’ stock awards to accelerate the vesting of such awards or to otherwise modify such awards in a manner that would result in such additional charges.

Additionally, on August 5, 2022, the Company provided written notice of termination of that certain Personal Services Agreement made on February 4, 2022 by and between the Company and Dr. David Bar-Or and that certain Research Services Agreement made on February 4, 2022 by and between the Company and Trauma Research LLC, an entity owned by Dr. Bar-Or.  Dr. Bar-Or served as a director of the Company from March 2010 until May 28, 2022. The termination of the Personal Services Agreement will become effective September 5, 2022 and the termination of the Research Services Agreement will become effective November 4, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements”, above and the risk factors included in our 2021 Annual Report.

Executive Summary

We are a pre-revenue stage biopharmaceutical company that has historically focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception. We have incurred an accumulated deficit of $225.3 million as of June 30, 2022.

Ampion is our lead product candidate. We have been studying Ampion for the potential treatment of multiple inflammatory conditions (e.g., osteoarthritis of the knee or OAK, osteoarthritis of the hand, and COVID-19 inflammation in the lung).

Until May 2022, we had been primarily engaged in clinical development of Ampion. Since June 2019, we have conducted four discrete clinical trials in the United States and abroad as follows:

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

All of these clinical studies had completed enrollment and were in various stages of completion as of June 30, 2022. We continued to recognize patient enrollment and study costs throughout the second quarter 2022. Clinical trial accrual amounts were $2.2 million as of June 30, 2022 as compared to $3.0 million as of December 31, 2021.

As previously announced, the Ampio board of directors is considering strategic alternatives for Ampio and Ampion, with a recent focus on strategic transactions including the potential for Ampio to acquire a product/pipeline and/or execute a reverse merger with a company that is seeking an NYSE American listing and has a development candidate and/or pipeline.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2022) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – June 30, 2022 Compared to June 30, 2021

We recognized a net loss for the three months ended June 30, 2022 (“2022 quarter”) of $2.1 million compared to a net loss of $3.6 million for the three months ended June 30, 2021 (“2021 quarter”). The net loss during the 2022 quarter was primarily attributable to operating expenses of $5.0 million, partially offset by a non-cash derivative gain of $2.9 million. The net loss during the 2021 quarter was primarily attributable to operating expenses of $3.7 million, partially offset by the non-cash derivative gain of $0.1 million. Operating expenses increased $1.3 million from the 2021 quarter to the 2022 quarter primarily due to a $1.8 million increase in general and administrative costs, partially offset by a $0.5 million decrease in research and development costs, both of which are further explained below. The significant decrease in our stock price during the 2022 quarter combined with the expiration of warrants contributed to the reduction in the valuation of the warrant liability and the resulting non-cash derivative gain recorded.

We recognized a net loss for the six months ended June 30, 2022 (“2022 period”) of $7.7 million compared to a net loss of $7.2 million for the six months ended June 30, 2021 (“2021 period”). The net loss during the 2022 period was primarily attributable to operating expenses of approximately $12.0 million, partially offset by the non-cash derivative gain of $4.2 million. The significant decrease in our stock price during the 2022 period combined with the expiration of warrants contributed to the reduction in the valuation of the warrant liability and the resulting non-cash derivative gain recorded. The net loss during the 2021 period was primarily attributable to operating expenses of $7.5 million, partially offset by non-cash derivative gain of $0.3 million. The operating expenses increased $4.5 million from the 2021 period to the 2022 period primarily due to a $0.9 million increase in research and development costs and a $3.6 million increase in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs (benefits) are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Salaries and benefits	$580,000	$613,000	$1,352,000	$1,235,000
Professional fees	314,000	72,000	508,000	107,000
Depreciation	250,000	268,000	506,000	557,000
Laboratory	246,000	266,000	506,000	381,000
Clinical trial and sponsored research expenses	162,000	808,000	2,087,000	1,575,000
Share-based compensation	95,000	—	141,000	46,000
Operations/manufacturing	75,000	228,000	280,000	617,000
Other	21,000	18,000	50,000	50,000
Total research and development	$1,743,000	$2,273,000	$5,430,000	$4,568,000

2022 Quarter Compared to 2021 Quarter

Research and development costs decreased by approximately $0.5 million, or 23%, for the 2022 quarter compared to the 2021 quarter, primarily due to the conclusion of all clinical trials in May 2022. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased in the 2022 quarter as compared to the 2021 quarter by approximately $0.6 million, or 80%, primarily due to lower costs associated with the AP-013 OAK study as the trial was closed and the briefing book finalized and submitted to the FDA in early 2022. In addition, the three COVID studies (i.e., AP-017, AP-018 and AP-019) completed study enrollment in early 2022 and, as such, had minimal cost in the 2022 quarter as all three studies were in the final close-out phase.

Operations / manufacturing

Operations / manufacturing expenses decreased $0.2 million, or 67%, for the 2022 quarter compared with the 2021 quarter due to higher costs in the 2021 quarter associated with the production of clinical trial material for use in the

COVID studies which were launched in 2021. No additional manufacturing will occur, but the facility will need to be returned to its prior state in terms of our lease provisions.

Professional Fees

Professional fees expense increased $0.2 million, or 336%, for the 2022 quarter compared with the 2021 quarter as a result of the engagement of a Chief Medical Officer, serving in the capacity as a consultant, in the fourth quarter 2021 and incremental costs in the 2022 quarter associated with third-party biostatisticians and other consultants in connection with prior clinical studies, including regulatory analysis, the evaluation of study results and efforts toward closing, reporting and archiving the studies.

Share-based Compensation

Share-based compensation expense of $0.1 million was recognized during the 2022 quarter as research and development-related personnel were awarded stock options on March 1, 2022. During the 2022 quarter all stock options were fully vested and, as such, no share-based compensation was recognized.

2022 Period Compared to 2021 Period

Research and development costs increased by $0.9 million or 19%, for the 2022 period compared to the 2021 period. The reasons for the increase and an explanation of the research and development costs with variances greater than $175,000 and 10% compared with the previous period are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased by approximately $0.5 million, or 33%, primarily due to an increase in AP-019 study related costs of approximately $1.2 million whereby the study started late in the 2021 period and was substantially completed in the 2022 period. This was partially offset by a decrease in study costs related to the AP-013 study of approximately $0.5 million as the study was substantially completed. Analysis of the clinical trial results was provided to the FDA in a type C meeting during the 2022 period.

Operations / manufacturing

Operations / manufacturing expenses decreased $0.3 million, or 55%, for the 2022 period compared with the 2021 period as a result of the production of clinical trial material in the 2021 period in support of the COVD studies initiated during the 2021 period and no production in the 2022 period.

Professional Fees

Professional fees expense increased $0.4 million, or 375%, for the 2022 period compared with the 2021 period as a result of the engagement of Chief Medical Officer, serving in the capacity as a consultant, in the fourth quarter 2021 and incremental costs in the 2022 period associated with additional third-party biostatisticians and other consultants in connection with prior clinical studies, including regulatory analysis, the evaluation of study results and efforts toward closing the studies.

Share-based Compensation

Share-based compensation expense increased by $0.1 million or 207% as research and development-related personnel were awarded stock options on March 1, 2022 as noted previously.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Professional fees	$2,581,000	$517,000	$3,984,000	$997,000
Salaries and benefits	292,000	240,000	925,000	477,000
Insurance	246,000	330,000	500,000	669,000
Facilities	148,000	128,000	285,000	256,000
Director fees	99,000	68,000	204,000	159,000
Other	60,000	50,000	142,000	98,000

Share-based compensation	(181,000)	67,000	488,000	267,000
Total general and administrative	$3,245,000	$1,400,000	$6,528,000	$2,923,000

2022 Quarter Compared to 2021 Quarter

General and administrative costs increased $1.8 million, or 132%, for the 2022 quarter compared to the 2021 quarter. General and administrative costs with variances greater than $75,000 and 10% are explained below.

Professional fees

Professional fees increased $2.1 million, or 399%, for the 2022 quarter compared to the 2021 quarter due primarily to legal costs incurred related to investigations conducted by the independent special committee of the Ampio Board of Directors (the “Special Committee”) and which focused primarily on (i) the statistical analysis of Ampio’s AP-013 clinical trial and (ii) the unauthorized provision of Ampion. In addition, the increase is also attributable to incremental costs related to (i) interim controller and technical accounting services, and (ii) third-party market research studies.

Insurance

Insurance expense decreased $0.1 million, or 25% as a result of a decrease in the Company’s directors and officer’s policy premium covering the 2021-2022 policy period.

Share-based compensation

Share-based compensation expense decreased $0.3 million, or 370%, as a result of forfeitures and cancellations of: unvested stock options and unvested restricted stock awards resulting from the employee terminations and board resignations during the 2022 period, partially offset by incremental expense associated with the incremental restricted stock awards and option grants issued in fourth quarter 2021 and first quarter 2022.

2022 Period Compared to 2021 Period

General and administrative costs decreased $3.6 million, or 123%, for the 2022 period compared to the 2021 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees increased $3.0 million, or 300%, for the 2022 period compared to the 2021 period due primarily to the nature of the increase in legal costs relating to the previously discussed special committee investigation in the “2022 Quarter Period Compared to 2021 Quarter Period” above. In addition, during the 2022 Period the Company incurred costs related to (i) the indemnification payments related to legal services incurred by a former advisor relating to an SEC investigation of the former advisor, (ii) interim controller and technical accounting services and (iii) market research studies.

Salaries and benefits

Salaries and benefit expense increased $0.4 million, or 94%, for the 2022 period compared with the 2021 period as a result of (i) higher weighted average incremental headcount during the 2022 period and (ii) market-based compensation adjustments effective January 1, 2022.

Share-based compensation

Share-based compensation expense increased $0.2 million, or 83%, as a result incremental expense associated with restricted stock awards and option grants issued in fourth quarter 2021 and first quarter 2022; partially offset by forfeitures and cancellations of unvested stock options / restricted stock awards resulting from the employee terminations / board resignations during the 2022 period.

Cash Flows

Cash flows for the respective periods are as follows:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(10,891,000)	$(6,475,000)
Net cash used in investing activities	—	(81,000)
Net cash (used in) provided by financing activities	(111,000)	9,759,000
Net change in cash and cash equivalents	$(11,002,000)	$3,203,000

Net Cash Used in Operating Activities

During the six months ended June 30, 2022 our operating activities used approximately $10.9 million in cash and cash equivalents, which was greater than our reported net loss of $7.7 million. The difference is primarily a result of a non-cash adjustment of $4.2 million related to the warrant derivative gain and decrease in working capital, excluding cash and cash equivalents, totaling $0.1 million, partially offset by non-cash charges related to depreciation and amortization and stock-based compensation totaling $1.1 million.

During the six months ended June 30, 2021 our operating activities used approximately $6.5 million in cash and cash equivalents, which was less than our reported net loss of $7.2 million. The difference is primarily a result of non-cash adjustments related to depreciation and stock-based compensation totaling $0.9 million and an increase in working capital, excluding cash and cash equivalents, totaling $0.1 million, partially offset by a non-cash adjustment of $0.3 million related to the warrant derivative gain.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, there was no change in cash related to investing activities. During the six months ended June 30, 2021, $81,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by (used in) Financing Activities

During the six months ended June 30, 2022, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 138,514 common shares for taxes which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs related to the registered direct offering which was finalized in December 2021.

During the six months ended June 30, 2021, we received gross proceeds of $10.0 million from the sale of approximately 5.9 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering related costs of $0.4 million. In addition, we also received proceeds of $234,000 from investor warrant exercises and stock option exercises during the six months ended June 30, 2021.

Liquidity and Capital Resources

Since inception, we have not generated revenue or profits. As of June 30, 2022, we had $22.9 million of cash and cash equivalents. During the six months ended June 30, 2022, the Company had no activity in its ATM equity offering program. We expect to use cash in operations and generate continued operating losses for the foreseeable future while the Ampio board of directors is considering strategic alternatives and pursuing one or more strategic transactions.

The sufficiency of our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment particularly given that we are at the beginning stages of the strategic alternatives process and cannot predict the duration or expense associated with this process. In order to preserve our cash resources with the goal of maximizing the opportunities available to the Company during the Board’s review of strategic alternatives, the Board has implemented measures to manage costs and conserve cash resources. To that end, on August 2, 2022, the Company committed to a reduction in force that will result in the termination by August 31, 2022 of 10 of the Company’s current 18 employees, or approximately 55.5%. As part of this reduction, four non-terminated employees have been offered conditional retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed. As an additional cash conservation measure, the Company provided notice of termination on August 5, 2022 of a personal services agreement with Dr. Bar-Or and research services agreement with Trauma Research, which is owned by Dr. Bar-Or. As the Board continues its assessment of strategic alternatives and, specifically, based on the final assessment of the feasibility to advance further research and development of AR-300; it remains possible that the Company would look to consider reengaging the services of Dr. Bar-Or and Trauma Research.

The Board’s decision to implement the cost saving measures which gave rise to the reduction in force referenced above, resulted from negative conclusions reached regarding the feasibility and viability of the continued development and advancement of Ampion. The conclusions reached were finalized subsequent to the June 30, 2022 balance sheet date and will be taken into consideration as we further evaluate impairment indicators and related impairment for long-lived assets in the third quarter.

The Board will continue to actively evaluate and monitor the Company’s near-term personnel needs and other expenses based in part on the Company’s financial status and the Board’s review of strategic alternatives. Based on our current cash position and projection of operating expenses and capital expenditures, we estimate we will have sufficient liquidity to fund operations and pursue strategic alternatives into the second half of 2023.

Should we require additional financing, financing may not be available in the amount or at the time we need it and/or may not be available on acceptable terms or at all. We may obtain future additional financing by an offering of our equity securities. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock, the fact that we are not in compliance with the NYSE American continued listing standard because our common stock has been selling at a low price for a substantial period of time and our need to regain compliance by December 23, 2022 to avoid delisting of our stock from the NYSE American. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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

If the Company is unable to successfully complete a strategic transaction with its existing capital resources or is unable to raise additional capital in a sufficient amount to allow additional time and resources to successfully complete a strategic transaction, the Company may implement further cost reduction and other cash-focused measures to manage liquidity and the Company may pursue a plan of liquidation or dissolution of the Company.

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

As of the end of the report covered by the Quarterly Report on Form 10-Q for the period ending March 31, 2022, we disclosed in Part II, Item 4 that we carried out an evaluation, under the supervision and with the participation of senior management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures as of the end of the period covered by that report were not effective due to the matters identified as part of the Company’s decision announced on May 16, 2022 to conduct internal investigations, to be overseen by an independent special committee, as further described in Part II, Item 5 of the Quarterly Report on Form 10-Q for the quarter ending March 31, 2022.

During the quarter ended June 30, 2022, and as a result of the lack of effectiveness regarding the disclosure controls and procedures resulting from the matters identified and disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2022, the Company implemented several changes with the intention of improving the effectiveness of the Company’s disclosure controls and procedures. These changes included re-constituting the Company’s disclosure committee with additional subject-matter experts, separating the role of chair of the board and chief executive officer, making personnel changes, and conducting company-wide employee training.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). However, due to the fact that the changes have not been fully tested, the CEO and CFO have concluded that the disclosure controls and procedures are not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 5, 2022, the Company provided written notice of termination of that certain Personal Services Agreement made on February 4, 2022 by and between the Company and Dr. David Bar-Or and that certain Research Services Agreement made on February 4, 2022 by and between the Company and Trauma Research LLC, an entity owned by Dr. Bar-Or. Dr. Bar-Or served as a director of the Company from March 2010 until May 28, 2022. The termination of the Personal Services Agreement will become effective September 5, 2022 and the termination of the Research Services Agreement will become effective November 4, 2022, which are the respective earliest termination dates permitted by the agreements.

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
Michael A. Martino
Chief Executive Officer
(principal executive officer)
Date: August 9, 2022

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer
(principal financial and accounting officer)
Date: August 9, 2022