Form 10-Q
period 2022-09-30
Ampio Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 11, 2022, there were 15,085,792 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements included or incorporated by reference in this report, other than statements of historical fact, are forward-looking statements. You can identify these statements by words such as “anticipate,” “forecast,” “suggest,” believe,” “continue,” “ongoing,” “opportunity,” “predicts”, “seek,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” and “project,” and other words of similar meaning, or the negatives of such terms or other variations. Forward-looking statements include, but are not limited to, statements relating to the following:

●	our future operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding residual costs of clinical trials for Ampion, capital expenditures, research and development expenses and other payments;
●	our beliefs and assumptions relating to our liquidity position, including, but not limited to, our future cash burn or the effect of any actions we may take to reduce expenses;
●	our efforts to regain trading on the NYSE American or the outcome of any delisting proceeding, as well as the potential alternative of trading on the OTC Markets;
●	our beliefs, assumptions and expectations about our strategic alternatives process, including the likelihood of success, timing and transaction expense associated with any strategic alternative;
●	the expense, time or outcome of any legal proceeding; and
●	our ability to identify strategic partners for Ampion or any other potential product and enter into beneficial license, co-development, collaboration or similar arrangements.

Forward-looking statements necessarily involve known and unknown risks and uncertainties which may cause our actual performance, financial results or other business outcomes in the future to differ materially from any result expressed or implied by such forward-looking statements, including due to the following risks:

●	our common stock was suspended from trading on the NYSE American and is currently trading on the OTC Pink Open Market tier which could reduce the availability of strategic alternatives and attractiveness of Ampio as a counterparty in a strategic transaction, impair our ability to raise capital in the future, and will likely hinder our investors’ ability to trade our common stock;
●	we are involved and may be further involved in the future in legal proceedings that likely will adversely affect our financial position and the strategic alternatives process and may affect our appeal of the NYSE American delisting proceeding;
●	our ability to fund our operations, and our pursuit of strategic alternatives, particularly given the substantial doubt about our ability to continue as a going concern;
●	the risk that a strategic alternative may not be identified and even if identified may not be consummated within the expected time period or at all;
●	any strategic alternative may involve unexpected costs, liabilities and/or delays;
●	our ability to retain key employees, consultants, and advisors during the pendency of our strategic alternatives process;
●	our ability to generate value from Ampion or any other potential product candidate and, in that respect, the actual and perceived effectiveness of Ampion or any other potential product candidate, and how Ampion or such other potential product candidate compares to any respective competitive products; and
●	additional residual close-out costs associated with the clinical trials for Ampio that have been completed.

Additional factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of the Form 10-K for the year ended December 31, 2021, other similar sections of our subsequent reports, and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, other sections of this Quarterly Report include additional factors that could adversely impact the business and financial performance expressed or implied in any forward-looking statements, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	September 30,		December 31,
	2022		2021

Assets
Current assets
Cash and cash equivalents	$16,947,000		$33,892,000
Prepaid expenses and other	1,374,000		1,740,000
Total current assets	18,321,000		35,632,000

Fixed assets, net	367,000		2,564,000
Right-of-use asset, net	150,000		629,000
Total assets	$18,838,000		$38,825,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$3,592,000		$4,811,000
Lease liability-current portion	332,000		311,000
Total current liabilities	3,924,000		5,122,000

Lease liability-long-term	362,000		614,000
Warrant derivative liability	421,000		5,805,000
Asset retirement obligation	282,000		—
Total liabilities	4,989,000		11,541,000

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—		—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 15,085,792 as of September 30, 2022 and 15,155,026 as of December 31, 2021	2,000	[1]	2,000
Additional paid-in capital	245,566,000	[1]	244,884,000
Accumulated deficit	(231,719,000)		(217,602,000)
Total stockholders’ equity	13,849,000		27,284,000

Total liabilities and stockholders’ equity	$18,838,000		$38,825,000

[1] – September 30, 2022 and December 31, 2021 balances have been retroactively adjusted to reflect the 15-to-1 reverse stock split effected November 9, 2022.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses
Research and development	$2,747,000	$2,594,000	$8,177,000	$7,163,000
General and administrative	2,975,000	1,257,000	9,504,000	4,180,000
Long-lived assets impairment	1,614,000	—	1,614,000	—
Right of use asset impairment	322,000	—	322,000	—
Total operating expenses	7,658,000	3,851,000	19,617,000	11,343,000

Other income
Interest income	80,000	1,000	116,000	3,000
Derivative gain	1,167,000	222,000	5,384,000	489,000
Total other income	1,247,000	223,000	5,500,000	492,000

Net loss	$(6,411,000)	$(3,628,000)	$(14,117,000)	$(10,851,000)

Net loss per common share:
Basic	$(0.43)	$(0.27)	$(0.94)	$(0.82)
Diluted	$(0.50)	$(0.29)	$(1.29)	$(0.86)

Weighted average number of common shares outstanding:
Basic	15,072,392	13,361,292	15,072,307	13,156,469
Diluted	15,072,392	13,437,543	15,072,307	13,238,404

[1] Net loss per common share and weighted average number of common shares outstanding for all periods shown have been retroactively adjusted to reflect the 15-to-1 reverse stock split effected November 9, 2022.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

				Additional		Total
	Common Stock			Paid-in	Accumulated	Stockholders’
	Shares	Amount		Capital	Deficit	Equity
Balance at December 31, 2020	12,891,934		$1,000	$218,020,000	$(200,527,000)	$17,494,000

Issuance of common stock for services	3,604		—	80,000	—	80,000
Share-based compensation, net of forfeitures	—		—	166,000	—	166,000
Stock options exercised, net	8,634		—	33,000	—	33,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(1,905)			(40,000)	—	(40,000)
Warrants exercised, net	20,447		—	114,000	—	114,000
Issuance of common stock in connection with the “at-the-market” equity offering program	123,230		—	2,705,000	—	2,705,000
Offering costs related to the issuance of common stock in connection with the “at-the-market” equity offering program	—		—	(126,000)	—	(126,000)
Net loss	—		—	—	(3,667,000)	(3,667,000)

Balance at March 31, 2021	13,045,944		1,000	220,952,000	(204,194,000)	16,759,000

Share-based compensation, net of forfeitures	—		—	67,000	—	67,000
Stock options exercised, net	20,945		—	127,000	—	127,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(1,921)		—	—	—	—
Warrants exercised, net	1,944		—	—	—	—
Issuance of common stock in connection with the “at-the-market” equity offering program	271,119		—	7,266,000	—	7,266,000
Offering costs related to the issuance of common stock in connection with the “at-the-market” equity offering program	—		—	(321,000)	—	(321,000)
Net loss	—		—	—	(3,556,000)	(3,556,000)

Balance at June 30, 2021	13,338,031		1,000	228,091,000	(207,750,000)	20,342,000

Share-based compensation, net of forfeitures	—		—	47,000	—	47,000
Stock options exercised, net	21		—	—	—	—
Warrants exercised, net	3,778		—	—	—	—
Issuance of common stock in connection with the “at-the-market” equity offering program	22,059		—	540,000	—	540,000
Offering costs related to the issuance of common stock in connection with the “at-the-market” equity offering program	—		—	(45,000)	—	(45,000)
Net loss	—		—	—	(3,628,000)	(3,628,000)

Balance at September 30, 2021	13,363,889		$1,000	$228,633,000	$(211,378,000)	$17,256,000

Balance at December 31, 2021	15,155,026		2,000	244,884,000	(217,602,000)	27,284,000

Share-based compensation, net of forfeitures	—		—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(9,234)		—	(79,000)	—	(79,000)
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—		—	(32,000)	—	(32,000)
Net loss	—		—	—	(5,636,000)	(5,636,000)

Balance at March 31, 2022	15,145,792		2,000	245,489,000	(223,238,000)	22,253,000

Share-based compensation, net of forfeitures	—		—	423,000	—	423,000
Restricted stock award forfeitures	(60,000)		—	(509,000)	—	(509,000)
Net loss	—		—	—	(2,070,000)	(2,070,000)

Balance at June 30, 2022	15,085,792	—	2,000	245,403,000	(225,308,000)	20,097,000

Share-based compensation, net of forfeitures	—		—	163,000	—	163,000
Net loss	—		—	—	(6,411,000)	(6,411,000)

Balance at September 30, 2022	15,085,792		$2,000	$245,566,000	$(231,719,000)	$13,849,000

Note that the share numbers and balances for all periods shown above have been retroactively adjusted to reflect the 15-to-1 reverse stock split effected November 9, 2022.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows used in operating activities
Net loss	$(14,117,000)	$(10,851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	793,000	280,000
Issuance of common stock for services	—	80,000
Depreciation and amortization	865,000	831,000
Long-lived assets impairment	1,614,000	—
Right of use asset impairment	322,000	—
Derivative gain	(5,384,000)	(489,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	366,000	(703,000)
(Decrease) increase in accounts payable and accrued expenses	(1,219,000)	533,000
Decrease in lease liability	(74,000)	(66,000)
Net cash used in operating activities	(16,834,000)	(10,385,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(97,000)
Net cash used in investing activities	—	(97,000)

Cash flows (used in) provided by financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	—	10,512,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	—	(492,000)
Proceeds from sale of common stock and warrants in connection with the registered direct offering	—	234,000
Costs related to the sale of common stock and warrants in connection with the registered direct offering	(32,000)	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(79,000)	—
Net cash (used in) provided by financing activities	(111,000)	10,254,000

Net change in cash and cash equivalents	(16,945,000)	(228,000)

Cash and cash equivalents at beginning of period	33,892,000	17,346,000
Cash and cash equivalents at end of period	$16,947,000	$17,118,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,159,000	$1,016,000
Recognition of asset retirement obligation	$282,000	$—

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company that until May 2022 was engaged with the development of Ampion and early development of AR-300, a synthetic pre-clinical stage development asset which has been designed to leverage the key attributes of Ampion. Since May 2022, the Company has been moving forward with conducting preclinical studies on AR-300 and engaged in a strategic alternatives process that could include outbound strategic in-licensing / acquisition efforts with a key focus on late-stage development assets / programs which would strengthen its existing pipeline.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. The Company has retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts in the unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share. The Company also retroactively applied such adjustments in the notes to the unaudited condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

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

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and nine months ended September 30, 2022 is unaudited. The balance sheet at December 31, 2021 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the three and nine months ended September 30, 2022, and as consistent with prior reporting periods, the Company maintained balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity, the clinical trial closeout costs accrual, projected useful lives and the assessment of impairment of long-lived assets. The Company develops these estimates using its judgment based upon the facts and circumstances known to it at the time.

Liquidity / Going Concern

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $231.7 million as of September 30, 2022. We expect to use cash in operations and generate continued operating losses for the foreseeable future while the Company’s management and the board of directors considers strategic alternatives.

As of September 30, 2022, we had $16.9 million of cash and cash equivalents. The sufficiency of our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment particularly given that we are in the middle of the strategic alternatives process and cannot predict the duration or expense associated with this process. Additionally, the expense associated with and outcome of any legal proceeding is not possible to determine at this time.

In order to preserve our cash resources with the goal of maximizing the opportunities available to the Company during the Board’s pursuit of strategic alternatives, the Board has implemented measures to manage costs and conserve cash resources. On August 31, 2022, the Company executed a reduction in force that resulted in the termination of 9 of the Company’s then existing 18 employees, or 50%. As part of this reduction, five non-terminated employees have accepted conditional retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed.

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

If the Company is unable to successfully advance AR-300 into clinical trials and/or complete a strategic transaction with its existing capital resources or is unable to raise additional capital in a sufficient amount to allow additional time and resources to successfully advance AR-300 and/or complete a strategic transaction, the Company may implement further cost reduction and other cash-focused measures to manage liquidity and the Company may pursue a plan of liquidation or dissolution of the Company or seek bankruptcy protection. The Company believes that raising additional capital will be especially challenging given that the Company’s common stock is currently subject to proceedings to be delisted from the NYSE American and is trading on the OTC Pink.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the three and nine months ended September 30, 2022, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company has evaluated the impact of ASU 2020-06 on the Company’s financial statements and is considering early adoption of ASU 2020-06 in 2023. The impact of the adoption of this standard, would be a reclassification of liability classified warrant to equity, which is based upon the volatility of the company’s stock price. The Company does not expect a significant impact at this point. Should the company’s stock price increase in the future, the adoption of this standard could become material.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 – Prepaid Expenses and Other

Prepaid expenses and other balances as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Unamortized commercial insurance premiums	$856,000	$465,000
Deposits	365,000	884,000
Professional fees	83,000	235,000
Clinical trial inventory	—	72,000
Other	70,000	84,000
Total prepaid expenses and other	$1,374,000	$1,740,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term.

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company assesses all of its long-lived assets for impairment when impairment indicators are identified. Based on the assessment at September 30, 2022, the Company recorded a non-cash impairment related to its long-lived assets which was triggered by the Company’s announcement during the current reporting period that it was discontinuing further development of its lead pipeline asset, Ampion. The Company utilized a market valuation approach for determining the fair value of the ROU asset and a combination of the indirect cost approach and market approach for determining the fair value of the long-lived fixed assets. Based on this analysis, we concluded that the carrying value of the assets exceeded its undiscounted cash flows, and, as such, an impairment loss, calculated as the difference between carrying value and fair value, was deemed necessary. Accordingly, the Company recorded a $1.6 million impairment loss during the quarter ended September 30, 2022 through accumulated depreciation and operating expenses in its statement of operations. Fixed assets, net of accumulated depreciation, consist of the following:

	Estimated
	Useful Lives
	(in Years)	September 30, 2022	December 31, 2021

Leasehold improvements	10	$6,357,000	$6,075,000
Manufacturing facility/clean room	3 - 8	2,984,000	2,984,000
Lab equipment and office furniture	5 - 8	1,739,000	1,739,000
Fixed assets, gross		11,080,000	10,798,000
Accumulated depreciation		(10,713,000)	(8,234,000)
Fixed assets, net		$367,000	$2,564,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Depreciation and amortization expense	$347,000	$263,000	$865,000	$831,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Accounts payable	$218,000	$427,000
Clinical trials	1,930,000	2,995,000
Professional fees	663,000	510,000
Commercial insurance premium financing	473,000	269,000
Accrued severance	223,000	—
Accrued compensation	—	389,000
Other	85,000	221,000
Accounts payable and accrued expenses	$3,592,000	$4,811,000

Commercial Insurance Premium Financing Agreement

In June 2022, the Company entered into an insurance premium financing agreement for $1,159,000, with a term of eight months and annual interest rate of 3.98% and made a down payment of $402,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $95,000 per month over the remaining term of the agreement. The outstanding obligation was $473,000 as of September 30, 2022.

Accrued Severance

The Company recorded a charge of $534,000 in the third quarter of 2022 relating to (i) the reduction in force for the employees that were terminated with an effective date of August 31, 2022 and a ratable accrual for those employees who have been provided notice that their employment is expected to be terminated on December 31, 2022. These charges consist primarily of one-time severance and termination benefits paid in cash. The Company also expects to record a charge of up to $225,000 during the fourth quarter which reflects the continued ratable accrual for severance and retention related benefits for the employees who are expected to be terminated on December 31, 2022.  The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation related to those employees whose employment is expected to be terminated on December 31, 2022.

Note 5 - Commitments and Contingencies

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a CRO in reference to the AP-013 study database totaling $1.4 million. The contractual provisions required an initial retainer of $315,000, which was applied to study expenses as further defined by the contract during the first three months ended March 31, 2022. The Company entered into a change order to the initial contract in April 2022 totaling $0.7 million and February 2022 totaling $0.2 million which reflects the estimated final costs to close out the study with expected completion in November 2022. The Company had an outstanding contractual commitment for future services totaling $0.1 million (net of the $0.2 million remaining unapplied deposit) as of September 30, 2022.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase 1 study for at-home treatment utilizing inhaled Ampion to treat patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). Subsequent to March 2021, the Company agreed to a contractual amendment totaling $946,000 resulting in a total contractual commitment of $1.3 million. As of September 30, 2022, trial activities and related services have been completed and, as such, there is no commitment for future services. In June 2021, the Company entered into a contract with a CRO totaling $2.6 million in reference to a multicenter Phase 2 clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual amount was subsequently amended by $0.9 million resulting in a total contractual commitment of $3.5 million. The AP-019 study is substantially complete as of September 30, 2022 and, as such, there is no commitment for future services.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase 2 clinical trial utilizing IV Ampion in the treatment of patients with COVID-19 requiring oxygen supplementation (the “AP-017 study”). The Company stopped the trial after an interim analysis which reflected enrollment of 35 subjects and resulted in a favorable net contractual adjustment and revised contractual commitment of $0.5 million and $1.3 million, respectively. The AP-017 study is substantially complete as of September 30, 2022 and, as such, there is no commitment for future services.

Employment Agreements

As of September 30, 2022, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve as the Company’s Chief Financial Officer with a term ending in October 2024 and at an initial base salary of $335,000. On August 30, 2022, the Company amended the existing employment agreement, with an initial base salary of $550,000, dated November 22, 2021 with Michael A. Martino to serve as the Company’s Chief Executive Officer for a term that was extended to November 22, 2023. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged. Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement totaled $250,000 and was to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022, and during September paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. In accordance with the provisions of the lease agreement, the Company is legally obligated to dismantle and remove certain components of leasehold improvements at the end of the lease term. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $0.3 million which was capitalized as part of the cost of leasehold improvements.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of September 30, 2022:

	Facility Lease Payments	2022	2023	2024	2025	2026	Thereafter

Remaining Facility Lease Payments	$733,000	$89,000	$364,000	$280,000	$—	$—	$—
Less: Discount Adjustment	(39,000)
Total lease liability	$694,000

Lease liability-current portion	$332,000

Long-term lease liability	$362,000

The Company reviews the impairment ROU asset consistent with the approach applied to other long-lived assets. ROU assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Accordingly, the Company recorded a $0.3 million impairment loss on the right of use asset, recorded in operating expenses and against the ROU asset, during the quarter ended September 30, 2022. The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of September 30, 2022:

ROU Asset

Balance as of December 31, 2021	$629,000
Amortization	(157,000)
Impairment loss	(322,000)
Balance as of September 30, 2022	$150,000

The Company recorded lease expense in the respective periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Lease expense	$70,000	$67,000	$221,000	$207,000

Legal Proceedings

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of November 11, 2022, Ampio is involved in the following legal proceedings:

Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105

On August 17, 2022, a putative Ampio shareholder filed a securities fraud class action against the Company, its current CEO Michael A. Martino and two former executives, Michael Macaluso and Holli Cherevka, in the United States District Court for the District of Colorado, captioned Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105.  The Complaint alleges that Ampio and the individual defendants made various false and misleading statements regarding the efficacy, clinical trials and FDA communications relating to Ampio’s lead product, Ampion, and its treatment of severe osteoarthritis of the knee in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Complaint also asserts control person liability against the individual defendants under Section 20 of the Exchange Act.

The Complaint relies largely on Ampio’s announcement on May 16, 2022, that it had formed a special Board committee to investigate the statistical analysis of Ampio’s AP-013 clinical trial and the unauthorized provision of Ampion to various individuals who were not participating in clinical trials, and Ampio’s further announcement on August 3, 2022, that the investigation had revealed that various employees were aware that the AP-013 trial did not demonstrate efficacy for Ampion’s primary endpoints and did not fully and timely report the results of the trial and the timing of unblinding data from the trial. Based on the Company’s reports, the Complaint asserts that various statements made by the Company during the Class Period were false and misleading because they: (i) inflated Ampio’s ability to successfully obtain FDA approval for Ampion; (ii) inflated the results of the AP-013 clinical trial and the timing of unblinding the data from the study; and (iii) overstated the Company’s business, operations and prospects.

The Complaint seeks an unspecified amount of compensatory damages as well as attorneys’ fees and costs. The Court approved the parties’ joint motion, and all deadlines are deferred until after a decision on the lead plaintiff motion(s). On October 17, 2022, six putative shareholders filed motions seeking to be named lead plaintiff. On November 7, 2022, two of the movants filed oppositions to each other’s motions; the remaining movants either withdrew their motions or filed non-oppositions to another putative shareholder’s motion. The Court has not yet ruled on the competing motions for appointment of lead plaintiff.

Ampio intends to defend itself vigorously against this action.

Maresca v. Martino, et al., 22-cv-2646-KLM

On October 7, 2022, putative Ampio shareholder Robert Maresca filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado, captioned Maresca v. Martino, et al., 22-cv-2646-KLM. The derivative complaint, brought on behalf of the Company, asserts claims against a number of current and former executives and directors of the Company, namely Michael A. Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, J. Kevin Buchi, Philip H. Coelho and Richard B. Giles.

Based largely on the same allegations as the Kain securities fraud class action complaint (including Ampio’s reports in May and August, 2022, regarding its internal investigation and findings), the Complaint asserts that the individual defendants caused the Company to make false or misleading statements in its SEC filings by “hyp[ing Ampio’s] ability to successfully file a BLA for Ampion;” “exaggerate[ing] results of the AP-013 study;” “misstat[ing] the true timing of unblinding of data from the AP-013 study;” and “fail[ing] to maintain internal controls.” The Complaint also asserts that the defendants failed to exercise due care and comply with the Company’s policies and procedures designed to ensure Board and Audit Committee oversight of the business operations and ethical business practices were maintained. It also contends that two of the defendants (Cherevka and Coelho) sold Company stock while in possession of material non-public information at artificially inflated prices in violation of the Company’s insider trading restrictions. The Complaint asserts that the individuals should not have received compensation while violating their duties to the Company. The Complaint also alleges that the defendants caused the Company to repurchase its own stock at artificially inflated prices, causing damage to the Company itself.

The Complaint asserts six causes of action on behalf of the Company and against the individual defendants: (1) violations of Section 14(a) of the Exchange Act based on purportedly false and misleading statements in the Company’s proxy statements; (2) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (3) control person liability under Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. The Complaint seeks an unspecified amount of compensatory and restitution damages to be paid to Ampio, together with pre- and post-judgment interest, as well as injunctive relief imposing certain corporate governance reforms and attorneys’ fees and costs.

On November 2, 2022, the Complaint and plaintiff (together with plaintiff in a second derivative action -- the Marquis action, discussed below) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel. That same day, the Company and plaintiff filed a stipulation providing the Company additional time to answer, move or otherwise respond to the Complaint.

Ampio intends to defend itself vigorously against this action.

Marquis v. Martino, et al., 22-cv-2803-KLM

On October 25, 2022, putative shareholder Samantha Marquis filed a derivative complaint in the United States District Court for the District of Colorado, captioned Marquis v. Martino, et al., 22-cv-2803-KLM. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, Kevin Buchi, Philip Coehlo, and Richard Giles, breached their fiduciary duties as directors and/or officers and violated Section 14(a) of the Exchange Act by causing the Company to file false and misleading proxy statements. The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by making or causing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts two causes of action on behalf of the Company: (1) violations of Section 14(a) of the Exchange Act against all defendants other than Cherevka; and (2) breach of fiduciary duty against all defendants. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory and restitution damages, together with pre- and post-judgment interest and costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio and the defendants to reform and improve the corporate governance and internal controls of the Company.

On November 2, 2022, the Complaint and plaintiff (together with plaintiff in a previously filed derivative action -- the Maresca action, discussed above) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel.

Ampio intends to defend itself vigorously against this action.

SEC Investigation

On October 12, 2022, the Securities and Exchange Commission, or SEC, entered an order directing private investigation and designating officers to take testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We intend to cooperate fully with the SEC.

Note 6 – Warrants

The Company has issued both equity (“placement agent”) and liability (“investor”) classified warrants in conjunction with previous equity raises. Investor and placement agent warrants totaling 155,057 shares expired on June 1, 2022 while 1,065,137 warrants remain outstanding as of September 30, 2022. Of these, the Company had a total of 0.1 million equity-classified warrants and 1.1 million liability-classified warrants outstanding as of September 30, 2022.

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2021	1,220,194	$15.36	4.24
Warrants issued in connection with the registered direct offering	—
Warrants exercised	—
Warrants expired	—
Outstanding as of March 31, 2022	1,220,194	$15.36	4.24
Warrants issued in connection with the registered direct offering	—
Warrants exercised	—
Warrants expired	(155,057)
Outstanding as of June 30, 2022	1,065,137	$15.94	4.30
Warrants issued in connection with the registered direct offering	—
Warrants exercised	—
Warrants expired	—
Outstanding as of September 30, 2022	1,065,137	$15.94	4.05

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$16.50	Investor	1,000,000		4.21
August 2018 public offering	$6.00	Investor	10,227		0.87
June 2019 public offering	$7.50	Placement agent	54,910		1.72
Outstanding as of September 30, 2022			1,065,137	$15.94	4.05

The total value for the warrant derivative liability as of September 30, 2022 is approximately $0.4 million (see Note 7).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2022
Liabilities:
Warrant derivative liability	$—	$—	$421,000	$421,000

December 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$5,805,000	$5,805,000

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

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2021	$5,805,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(1,331,000)
Balance as of March 31, 2022	4,474,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(2,886,000)
Balance as of June 30, 2022	1,588,000
Warrant issuances	—
Warrant exercises	—
Change in fair value	(1,167,000)
Balance as of September 30, 2022	$421,000

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of September 30, 2022 and December 31, 2021.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

September 30, 2022

Authorized shares	300,000,000

Common stock outstanding	15,085,792
Options outstanding	364,125
Warrants outstanding	1,065,137
Reserved for issuance under 2019 Stock and Incentive Plan	387,002
Available shares	283,097,944

ATM Equity Offering Program

In February 2020, the Company entered into a Sales Agreement with two agents to implement an “at the market” (ATM) equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement. Due to its terms and conditions, the Company does not anticipate any sales of stock under the Sales Agreement while it is evaluating available listing and trading options, including the appeal of the delisting determination by the NYSE American.

The following table summarizes the Company’s sales and related issuance costs incurred under the Sales Agreement during the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Total shares of common stock sold	—	22,059	—	416,406

Gross proceeds	$—	$540,000	$—	$10,512,000
Commissions earned by placement agents	—	(22,000)	—	(422,000)
Issuance fees	—	(23,000)	—	(70,000)
Net proceeds	$—	$495,000	$—	$10,020,000

Common Stock Issued for Services

The Company issued an aggregate of 3,604 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), valued at an aggregate of $80,000 as partial compensation for the services of four non-employee directors, during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company did not issue any shares of common stock as partial compensation for the services of non-employee directors.

Note 9 - Equity

Options

In December 2019, the Company’s Board of Directors and stockholders approved the adoption of the 2019 Plan, under which shares were reserved for future issuance of equity related awards classified as option awards, restricted stock awards (“RSAs”) and other equity related awards. The 2019 Plan permits grants of equity awards to employees, directors and consultants. The stockholders originally approved a total of 10.0 million shares to be reserved for issuance under the 2019 Plan, which was reduced to 666,667 shares as a result of the 15-to-1 reverse stock split effective November 9, 2022. The Company’s previous 2010 Stock and Incentive Plan (the “2010 Plan”) was cancelled concurrently with the adoption of the 2019 Plan.

The following table summarizes the activity since inception of the 2019 Plan and the shares available for future equity awards as of September 30, 2022:

2019 Plan

Total shares reserved for equity awards	666,667
Options granted during previous fiscal years	(262,232)
Options granted during Q1 2022	(106,555)
Restricted stock awards, net of settlement granted during fiscal 2021	(119,000)
Forfeited, expired and/or cancelled equity awards, prior year	367
Forfeited, expired and/or cancelled equity awards, during Q1 2022	1,767
Shares forfeited to settle exercise price and tax obligation during fiscal 2021	8,687
Shares forfeited to settle exercise price and tax obligation during Q1 2022	9,234
Remaining shares available for future equity awards as of March 31, 2022	198,935
Forfeited, expired and/or cancelled equity awards, during Q2 2022	57,584
RSAs forfeited during Q2 2022	60,000
Remaining shares available for future equity awards as of June 30, 2022	316,519
Forfeited, expired and/or cancelled equity awards, during Q3 2022	70,483
Remaining shares available for future equity awards as of September 30, 2022	387,002

The following table summarizes the Company’s restricted stock awards activity during the three and nine months ended September 30, 2022:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2021	97,867	$24.60
Granted	—
Forfeited	—
Vested	(24,467)	$24.60	$—
Nonvested as of March 31, 2022	73,400	$24.60
Granted	—
Forfeited	(60,000)
Vested	—
Nonvested as of June 30, 2022	13,400	$24.60
Granted	—
Forfeited	—
Vested	—
Nonvested as of September 30, 2022	13,400	$24.60

Of the vested restricted stock awards reported above, the Company withheld 9,234 common shares which represented the fair value of the tax settlement for statutory employer and employee income taxes.

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	500,466	$16.81	7.36	$—
Granted	106,555	$7.14
Exercised	—	$—
Forfeited, expired and/or cancelled	(6,334)	$13.33
Outstanding as of March 31, 2022	600,687	15.13	7.50	$—
Granted	—
Exercised	—
Forfeited, expired and/or cancelled	(164,080)	$17.52
Outstanding as of June 30, 2022	436,607	$14.23	6.64	$—
Granted	—	$—
Exercised	—	$—
Forfeited, expired and/or cancelled	(72,482)	$15.89
Outstanding as of September 30, 2022	364,125	$13.90	7.69	$—
Exercisable as of September 30, 2022	238,384	$15.47	5.40	$—

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	September 30, 2022
2010 Plan	128,938
2019 Plan	235,187
Outstanding as of September 30, 2022	364,125

Stock options outstanding as of September 30, 2022 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $7.50	108,655	$6.73	8.75
$7.51 - $15.00	155,660	$10.38	6.47
$15.01 - $22.50	55,267	$17.25	9.04
$22.51 and above	44,543	$39.54	7.63
Total	364,125	$14.25	7.50

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted/modified during the period ended September 30, 2022, using the following assumptions:

	Nine Months Ended September 30,
	2022	2021

Expected volatility	116.83% - 119.43%	127.17%
Risk free interest rate	1.26% - 1.94%	0.78%
Expected term (years)	5.45 - 6.51	5.00

Share-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes share-based compensation expense (stock options, restricted stock awards and common stock issued for services) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses
Share-based compensation	$(23,000)	$—	$118,000	$46,000

General and administrative expenses
Issuance of common stock for services (see Note 8)	—	—	—	80,000
Share-based compensation	186,000	47,000	675,000	234,000

Total share-based compensation	$163,000	$47,000	$793,000	$360,000

Unrecognized share-based compensation expense related to stock options as of September 30, 2022	$316,000

Weighted average remaining years to vest for stock options	1.68

Unrecognized share-based compensation expense related to restricted stock awards as of September 30, 2022	$159,000

Weighted average remaining years to vest for restricted stock awards	2.26

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,411,000)	$(3,628,000)	$(14,117,000)	$(10,851,000)
Less: decrease in fair value of investor warrants	(1,167,000)	(222,000)	(5,384,000)	(489,000)
Net loss available to common stockholders	$(7,578,000)	$(3,850,000)	$(19,501,000)	$(11,340,000)

Basic weighted-average common shares outstanding	15,072,392	13,361,292	15,072,307	13,156,469
Add: dilutive effect of equity instruments	—	76,251	—	81,935
Diluted weighted-average shares outstanding	15,072,392	13,437,543	15,072,307	13,238,404
Earnings per share – basic	$(0.43)	$(0.27)	$(0.94)	$(0.82)
Earnings per share – diluted	$(0.50)	$(0.29)	$(1.29)	$(0.86)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warrants to purchase shares of common stock	1,065,137	165,324	1,065,137	159,639
Outstanding stock options	364,125	378,466	364,125	378,466
Restricted stock awards	13,400	—	13,400	—
Total potentially dilutive shares of common stock	1,442,662	543,790	1,442,662	538,105

Note 11 – Subsequent Events

On October 3, 2022, the Company received written notification from the NYSE American Exchange (the “Exchange”) stating that the Staff has determined to commence proceedings to delist the Company’s common stock from the Exchange. While the Company’s stock is currently listed on the Exchange, trading in the Company’s common stock was suspended on the Exchange effective October 3, 2022 with current trading moved to the OTC Pink Open Market tier.

The basis for the suspension and the move to delisting is based on the Staff determination that the Company is no longer suitable for listing pursuant to Section 1033(f)(v) of the NYSE American Company Guide due to the abnormally low trading price of the Company’s common stock. The Exchange’s application to the Securities and Exchange Commission to delist the Company’s common stock is pending, subject to the completion of the Exchange’s applicable procedures, including any appeal by the Company of NYSE Regulation’s decision. The Company filed an appeal of this determination by the Exchange, by filing a written request for such review on October 10, 2022 and the Exchange confirmed an appeal hearing date of December 1, 2022.

On October 13, 2022, the Company held a special meeting of the stockholders (the “Special Meeting”) to seek approval of an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s shares of common stock at a ratio not less than 5-to-1 and not greater than 15-to-1, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors before October 13, 2023 without further approval or authorization of the Company’s stockholders. Based on the final certified vote, the reverse split proposal was approved by a majority of the Company’s stockholders. Effective November 9, 2022, the Company amended its certificate of incorporation to implement a 15-to-1 reverse stock split. Holders of fractional shares are entitled to receive, in lieu of any fractional share, the number of shares rounded up to the next whole number.

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

Executive Summary

We are a pre-revenue stage biopharmaceutical company that has historically focused on the research, development and advancement of immunomodulatory therapies for the treatment of pain from osteoarthritis and currently working on the advancement of pre-clinical studies on AR-300; a new and improved formulation of Ampion. We have not generated operating revenue to date, and our operations have been substantially funded through equity raises, which have occurred from time to time since inception. We have incurred an accumulated deficit of $231.7 million as of September 30, 2022.

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

All of these clinical studies had completed enrollment and were either complete or substantially complete in various stages of completion as of September 30, 2022. The clinical trial accrual amounts for unpaid invoices and for services performed and un-invoiced were $1.9 and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.

In May 2022, an independent special committee of the Ampio Board of Directors (the “Special Committee”) announced that it would conduct internal investigations focused primarily on (1) the statistical analysis of Ampio’s AP-013 clinical trial and (2) unauthorized provision of Ampion, an investigational drug that is not approved by the Food and Drug Administration (“FDA”), for use by individuals not participating in clinical trials (“unauthorized use”). In August 2022, these Special Committee’s investigations were completed, and the investigations were summarized as previously reported.

As we announced in May 2022, we have initiated a strategic alternatives process for Ampio with the goal of maximizing value for Ampio stockholders. Recently, we have been pursuing and evaluating strategic transactions to secure a later stage asset with the goal to create a robust orthopedic / sports medicine pipeline. We also are continuing to move forward with conducting preclinical studies on AR-300, a new and improved formulation of Ampion.

In August 2022, we completed a reduction in force (“RIF”) that resulted in the termination of nine of the Company’s then current 18 employees, or 50%. As part of the RIF, five non-terminated employees accepted retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed. The RIF was a measure to manage costs and conserve cash resources with the goal of maximizing the opportunities available to Ampio during the Board’s review of strategic alternatives. As of September 30, 2022, the Company had 9 full time employees.

On October 3, 2022, Ampio received written notification from the NYSE American stating that the Staff had determined to commence proceedings to delist our common stock from the Exchange. Trading in our common stock was suspended on the NYSE American effective October 3, 2022 with current trading moved to the OTC Pink Open Market tier under the same symbol “AMPE”. The NYSE American’s application to the Securities and Exchange Commission to delist our common stock is pending, subject to the completion of applicable procedures, including our pending appeal of the delisting decision. A hearing for the appeal is set for December 1, 2022.

On October 13, 2022, we held a special meeting of the stockholders to seek approval of an amendment to our certificate of incorporation to effect a reverse stock split of our common stock at a ratio not less than 5-to-1 and not greater than 15-to-1, with the exact ratio to be set within that range at the discretion of Ampio board of directors before October 13, 2023. Based on the final certified vote, the reverse split proposal was approved by Ampio stockholders at the special meeting. Effective November 9, 2022, we amended our certificate of incorporation to implement a 15-to-1 reverse stock split. As a result of the reverse stock split, at 4:01 p.m. Eastern Time on November 9, 2022, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock. Holders of fractional shares are entitled to receive, in lieu of any fractional share, the number of shares rounded up to the next whole number. We implemented the reverse stock split in order to attempt to increase the per share price of our common stock as part of our strategy to seek the termination of the trading suspension on the NYSE American, so that trading may resume on that market. See Part II, Item 1A. Risk Factors for important information regarding risks associated with our strategy.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2022) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2022 Compared to September 30, 2021

We recognized a net loss for the three months ended September 30, 2022 (“2022 quarter”) of $6.4 million compared to a net loss of $3.6 million for the three months ended September 30, 2021 (“2021 quarter”). The net loss during the 2022 quarter was primarily attributable to operating expenses of $7.7 million, that included a $1.9 million impairment loss related to long-lived assets and ROU assets, partially offset by a non-cash derivative gain of $1.2 million. The net loss during the 2021 quarter was primarily attributable to operating expenses of approximately $3.9 million, partially offset by the non-cash derivative gain of $0.2 million. Operating expenses increased approximately $3.8 million (99%) from the 2021 quarter to the 2022 quarter primarily due to a (i) $1.7 million (137%) increase in general and administrative costs, (ii) a $0.2 million increase in research and development costs, and (iii) recognition of a $1.9 million impairment loss on the Company’s long-lived and ROU assets, all of which are further explained below.

We recognized a net loss for the nine months ended September 30, 2022 (“2022 period”) of $14.1 million compared to a net loss of $10.9 million for the nine months ended September 30, 2021 (“2021 period”). The net loss during the 2022 period was primarily attributable to operating expenses of approximately $19.6 million, that included a $1.9 million impairment loss related to long-lived and ROU assets, partially offset by the non-cash derivative gain of $5.4 million. The net loss during the 2021 period was primarily attributable to operating expenses of $11.3 million, partially offset by non-cash derivative gain of $0.5 million. Operating expenses increased approximately $8.3 million (73%) from the 2021 period to the 2022 period primarily due to (i) a $1.0 million (14%) increase in research and development costs, (ii) a $5.3 million (127%) increase in general and administrative costs, (iii) and recognition of a $1.9 million impairment loss on the Company’s long-lived and ROU assets, all of which are further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Salaries and benefits	$1,028,000	$644,000	$2,380,000	$1,878,000
Clinical trial and sponsored research expenses	977,000	1,164,000	3,064,000	2,742,000
Laboratory	243,000	276,000	749,000	657,000
Depreciation	339,000	257,000	845,000	813,000
Professional fees	155,000	81,000	663,000	188,000
Share-based compensation	(23,000)	—	118,000	46,000
Operations/manufacturing	25,000	117,000	306,000	734,000
Other	3,000	55,000	52,000	105,000
Total research and development	$2,747,000	$2,594,000	$8,177,000	$7,163,000

2022 Quarter Compared to 2021 Quarter

Research and development costs increased by approximately $0.2 million, or 6%, for the 2022 quarter compared to the 2021 quarter, primarily due to (i) the increase in salaries and benefits cost resulting from the reduction in force in August 2022 and (ii) the reduction in clinical trial and sponsor research costs as the clinical trial programs were substantially complete in May 2022. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Salaries and Benefits

Salaries and benefits expense increased $0.4 million, 60%, for the 2022 quarter compared with the 2021 quarter as a result of the reduction in force (“RIF”) in August 2022. The RIF represented 9 full-time employees (“FTE’s”) and a severance and post-employment benefit charge of $0.5 million. This was partially offset by the termination of two executive officers in June 2022.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased in the 2022 quarter as compared to the 2021 quarter by approximately $0.2 million, or 16%, primarily due to lower costs associated with the AP-013 OAK study as the trial was closed and the briefing book finalized and submitted to the FDA in early 2022. In addition, the three COVID studies (i.e., AP-017, AP-018 and AP-019) completed study enrollment in early 2022 and, as such, had minimal cost in the 2022 quarter as all three studies were completed or substantially completed.

Depreciation

Depreciation expense increased by $82,000 (32%) for the 2022 quarter compared with the 2021 quarter due to n accounting adjustment in the 2022 quarter.

Operations / Manufacturing

Operations / manufacturing expense decreased in the 2022 quarter as compared with the 2021 quarter by $0.1 million, or 79%, as a result of supplies purchase in the 2021 quarter to support clinical trials and such trials were substantially completed in the 2022 quarter.

2022 Period Compared to 2021 Period

Research and development costs increased by $1.0 million or 14%, for the 2022 period compared to the 2021 period. The reasons for the increase and an explanation of the research and development costs with variances greater than $175,000 and 10% compared with the previous period are further explained below.

Salaries and Benefits

Salaries and benefits expenses increased $0.5 million, or 27%, for the 2022 period compared with the 2021 period primarily due to the reduction in force (“RIF”) in August 2022 which represented 9 FTE’s and a severance and post- employment benefit charge of $.5 million and salary adjustments effective January 1, 2022, partially offset by the termination of two executive officers in June 2022.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses increased by approximately $0.3 million, or 12%, primarily due to an increase in AP-019 study related costs of approximately $1.3 million whereby the study started late in the 2021 period and was substantially completed in the 2022 period. This was partially offset by a decrease in study costs related to the AP-013 study of approximately $1.0 million as the study was completed with an analysis of the results filed with the FDA in late Q1 2022 with nominal costs related to final close-out of the study throughout the remainder of the 2022 period.

Professional Fees

Professional fees expense increased $0.5 million, or 253% for the 2022 period compared with the 2021 period as a result of the engagement of Chief Medical Officer, serving in the capacity as a consultant which commenced in the fourth quarter 2021 and continuing throughout the 2022 period. In addition, we incurred incremental costs in the 2022 period associated with additional third-party biostatisticians and other consultants in connection with prior clinical studies, including regulatory analysis, the evaluation of study results and efforts toward (i) filing of an analysis of the study results with FDA pursuant to the request for a Type C meeting and (ii) close-out of the completed studies.

Operations/Manufacturing

Operations/manufacturing expense decreased by $0.4 million or 58% as all studies were completed during the 2022 period and, as such, the purchase of supplies to manufacture clinical trial product was not necessary.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Professional fees	$1,970,000	$474,000	$5,954,000	$1,470,000
Insurance	312,000	262,000	812,000	932,000
Salaries and benefits	267,000	237,000	1,192,000	714,000
Share-based compensation	186,000	47,000	675,000	314,000
Facilities	123,000	128,000	408,000	383,000
Director fees	54,000	68,000	259,000	227,000
Other	63,000	41,000	204,000	140,000
Total general and administrative	$2,975,000	$1,257,000	$9,504,000	$4,180,000

2022 Quarter Compared to 2021 Quarter

General and administrative costs increased $1.7 million, or 137%, for the 2022 quarter compared to the 2021 quarter. General and administrative costs with variances greater than $75,000 and 10% are further explained below.

Professional fees

Professional fees increased $1.5 million, or 316%, for the 2022 quarter compared to the 2021 quarter due primarily to legal costs incurred related to investigations coordinated and conducted by the independent special committee of the Ampio Board of Directors (the “Special Committee”) and which focused primarily on (i) the statistical analysis of Ampio’s AP-013 clinical trial and (ii) the unauthorized provision of Ampion. In addition, the increase is also attributable to incremental costs associated with the evaluation and assessment of strategic opportunities and outsourced accounting and public and investor relation services.

Share-based compensation

Share-based compensation expense increased $0.1 million, or 296%, as a result of options granted to employees on March 1, 2022, partially offset by forfeitures and cancellations of unvested stock options resulting from the board resignations during the 2022 period.

2022 Period Compared to 2021 Period

General and administrative costs increased $5.3 million, or 127%, for the 2022 period compared to the 2021 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees increased $4.5 million, or 305%, for the 2022 quarter compared to the 2021 quarter due primarily to legal costs incurred related to investigations coordinated and conducted by the independent special committee of the Ampio Board of Directors (the “Special Committee”) and which focused primarily on (i) the statistical analysis of Ampio’s AP-013 clinical trial and (ii) the unauthorized provision of Ampion. In addition, the increase is also attributable to incremental costs associated with the evaluation and assessment of strategic opportunities and outsourced accounting, market research studies and public and investor relation services.

Salaries and benefits

Salaries and benefit expense increased $0.5 million, or 67%, for the 2022 period compared with the 2021 period as a result of (i) higher weighted average incremental headcount during the 2022 period and (ii) market-based compensation adjustments effective January 1, 2022, partially offset by the termination of an executive officer in June 2022.

Share-based compensation

Share-based compensation expense increased $0.4 million, or 115%, as a result incremental expense associated with restricted stock awards and option grants issued in fourth quarter 2021 and first quarter 2022; partially offset by forfeitures and cancellations of unvested stock options / restricted stock awards resulting from the employee terminations / board resignations during the 2022 period.

Impairment of Long-lived Fixed and ROU Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company assesses all of its long-lived assets for impairment when impairment indicators are identified. Based on the assessment at September 30, 20222, the Company recorded a non-cash impairment related to its long-lived assets which was triggered by the Company’s announcement during the current reporting period that it was discontinuing further development of its lead pipeline asset, Ampion. As the carrying value of the assets exceeds its undiscounted cash flows, an impairment loss, calculated as the difference between carrying value and fair value, was necessary. Accordingly, the Company recorded a $1.6 million impairment loss for the quarter and year to date ended September 30, 2022 through accumulated depreciation and operating expenses in its statement of operations.

The Company reviews the impairment ROU asset consistent with the approach applied to other long-lived assets. ROU assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Accordingly, the Company recorded a $0.3 million impairment loss on the right of use asset, recorded in operating expenses and against the ROU asset, for the quarter and year to date ended September 30, 2022.

There were no impairment charges for the quarter or year to date ended September 30, 2021.

Cash Flows

Cash flows for the respective periods are as follows:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(16,834,000)	$(10,385,000)
Net cash used in investing activities	—	(97,000)
Net cash (used in) provided by financing activities	(111,000)	10,254,000
Net change in cash and cash equivalents	$(16,945,000)	$(228,000)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2022 our operating activities used approximately $16.8 million in cash and cash equivalents, which was greater than our reported net loss of $14.1 million. The difference of $2.7 million is attributable to a non-cash adjustment of $5.4 million related to the warrant derivative gain and an increase in working capital of $0.9 million, partially offset by non-cash charges related to depreciation and amortization and stock-based compensation totaling $1.7 million. In addition, the Company recorded impairment on its long-lived fixed and ROU assets of $1.9 million during the third quarter of 2022.

During the nine months ended September 30, 2021 our operating activities used approximately $10.4 million in cash and cash equivalents, which was slightly less than our reported net loss of $10.8 million. The difference is primarily a result of periodic non-cash charges related to depreciation and amortization and stock-based compensation totaling $1.2 million; partially offset by a non-cash adjustment for the warrant derivative gain totaling $0.5 million and increase in working capital of $0.2 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, there was no change in cash related to investing activities. During the nine months ended September 30, 2021, $97,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Provided by (used in) Financing Activities

During the nine months ended September 30, 2022, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 9,234 common shares for taxes which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs related to the registered direct offering which was finalized in December 2021.

During the nine months ended September 30, 2021, we received gross proceeds of $10.5 million from the sale of approximately 0.4 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.5 million. In addition, we also received proceeds of $0.2 million from investor warrant exercises and stock option exercises.

Liquidity and Capital Resources

Since inception, we have not generated revenue or profits. As of September 30, 2022, we had $16.9 million of cash and cash equivalents. During the nine months ended September 30, 2022, the Company had no activity in its ATM equity offering program. We expect to use cash in operations and generate continued operating losses for the foreseeable future while the sufficiency of our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment. In order to preserve our cash resources with the goal of maximizing the opportunities available to the Company during management and the Board’s review of strategic alternatives, the Company has implemented measures to manage costs and conserve cash resources. To that end, on August 31, 2022, the Company executed a reduction in force that resulted in the termination of 9 of the Company’s then existing 18 employees, or 50%. As part of this reduction, five non-terminated employees have been offered conditional retention and severance arrangements with the Company pursuant to which it is expected that they will continue to provide services for a period ending December 31, 2022 in exchange for retention and severance payments should the full term of service be completed. As an additional cash conservation measure, the Company provided notice of termination on August 5, 2022 of a personal services agreement with Dr. Bar-Or and research services agreement with Trauma Research, which is owned by Dr. Bar-Or.

The Company will continue to actively evaluate and monitor the Company’s near-term personnel needs and other expenses based in part on the Company’s financial status, the continued evaluation of pre-clinical study results related to AR-300 and the ongoing assessment of strategic alternatives.

Should we require additional financing, financing may not be available in the amount or at the time we need it and/or may not be available on acceptable terms or at all. We may obtain future additional financing by an offering of our equity securities. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock, and the fact that we are not in compliance with the Exchange’s continued listing standard.

Specifically, on June 23, 2022, the Company received a written notice from the Exchange indicating that the Company was not in compliance with Section 1003(f)(v) of the NYSE American Company Guide because its common stock has been selling at a low price for a substantial period of time. The NYSE American notice required that the Company demonstrate sustained price improvement no later than December 23, 2022. On October 3, 2022 the Company received a letter from NYSE Regulatory (the “Staff”) advising the Company that the Staff has determined to commence proceedings to delist the Company’s stock from the Exchange and trading in the Company’s common stock has been suspended on the Exchange since October 3, 2022 with trading currently on the OTC Pink Open Market tier. On October 10, 2022 the Company filed an appeal with the Exchange requesting a review of the Staff delisting determination by a Committee of the Board of Directors of the Exchange and a appeal hearing has been scheduled with the Exchange on December 1, 2022.

On October 13, 2022, the Company held a special meeting of the stockholders (the “Special Meeting”) to seek approval of an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s shares of common stock at a ratio not less than 5-to-1 and not greater than 15-to-1, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors before October 13, 2023 without further approval or authorization of the Company’s stockholders. Based on the final certified vote, the reverse split proposal was approved by a majority of the Company’s stockholders. On November 9, 2022 the Company amended its certificate of incorporation to implement a 15-to-1 reverse stock split.

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

If the Company is unable to successfully complete a strategic transaction with its existing capital resources or is unable to raise additional capital in a sufficient amount to allow additional time and resources to advance AR-300 and/or successfully complete a strategic transaction, the Company may implement further cost reduction and other cash-focused measures to manage liquidity and the Company may pursue a plan of liquidation or dissolution of the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. As of the end of the report covered by the Quarterly Report on Form 10-Q for the period ending March 31, 2022, the CEO and the CFO concluded that our disclosure controls and procedures were not effective due to the matters identified as part of the Company’s decision announced on May 16, 2022 to conduct internal investigations, to be overseen by an independent special committee, as further described in Part II, Item 5 of the Quarterly Report on Form 10-Q for the quarter ending March 31, 2022. As of the end of the report covered by the Quarterly Report on Form 10-Q for the period ending June 30, 2022, the CEO and the CFO concluded that our disclosure controls and procedures were not effective due to insufficient passage of time to demonstrate operating effectiveness of the changes and improvements to our disclosure controls and procedures environment that were implemented during the quarter ended June 30, 2022.

During the period covered by this report, the independent special committee concluded its investigation, the results ad findings are further described in the announcement made on August 3, 2022 and the Company has taken the following actions based in part upon the investigations and the findings of the Special Committee:

●	Terminated the employment of two executive officers;
●	Restructured the Board of Directors through resignation of certain directors;
●	Separated the role of Chair of the Board and Chief Executive Officer;
●	Re-constituted the Company’s Disclosure Committee with additional subject-matter experts;
●	Enhanced Company policies and procedures including those related to inventory management and distribution; and
●	Conducted company-wide training regarding appropriate use of Ampion while in the clinical trial stage.

In addition, the independent special committee determined that the Company’s current executive officers were not made aware of the unblinding events in March 2020 as further described in the August 3, 2022 announcement.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of our disclosure controls and procedures required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, the CEO and CFO have concluded that disclosure controls and procedures remain ineffective as of the end of the period covered by this report solely due to insufficient passage of time to demonstrate operating effectiveness of the changes and improvements that were implemented during the quarter ended June 30, 2022 and during the quarter ended September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of November 11, 2022, Ampio is involved in the following legal proceedings:

Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105

On August 17, 2022, a putative Ampio shareholder filed a securities fraud class action against the Company, its current CEO Michael A. Martino and two former executives, Michael Macaluso and Holli Cherevka, in the United States District Court for the District of Colorado, captioned Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105.  The Complaint alleges that Ampio and the individual defendants made various false and misleading statements regarding the efficacy, clinical trials and FDA communications relating to Ampio’s lead product, Ampion, and its treatment of severe osteoarthritis of the knee in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Complaint also asserts control person liability against the individual defendants under Section 20 of the Exchange Act.

The Complaint relies largely on Ampio’s announcement on May 16, 2022, that it had formed a special Board committee to investigate the statistical analysis of Ampio’s AP-013 clinical trial and the unauthorized provision of Ampion to various individuals who were not participating in clinical trials, and Ampio’s further announcement on August 3, 2022, that the investigation had revealed that various employees were aware that the AP-013 trial did not demonstrate efficacy for Ampion’s primary endpoints and did not fully and timely report the results of the trial and the timing of unblinding data from the trial. Based on the Company’s reports, the Complaint asserts that various statements made by the Company during the Class Period were false and misleading because they: (i) inflated Ampio’s ability to successfully obtain FDA approval for Ampion; (ii) inflated the results of the AP-013 clinical trial and the timing of unblinding the data from the study; and (iii) overstated the Company’s business, operations and prospects.

The Complaint seeks an unspecified amount of compensatory damages as well as attorneys’ fees and costs. The Court approved the parties’ joint motion, and all deadlines are deferred until after a decision on the lead plaintiff motion(s). On October 17, 2022, six putative shareholders filed motions seeking to be named lead plaintiff. On November 7, 2022, two of the movants filed oppositions to each other’s motions; the remaining movants either withdrew their motions or filed non-oppositions to another putative shareholder’s motion. The Court has not yet ruled on the competing motions for appointment of lead plaintiff.

Ampio intends to defend itself vigorously against this action.

Maresca v. Martino, et al., 22-cv-2646-KLM

On October 7, 2022, putative Ampio shareholder Robert Maresca filed a Verified Shareholder Derivative Complaint in the United States District Court for the District of Colorado, captioned Maresca v. Martino, et al., 22-cv-2646-KLM. The derivative complaint, brought on behalf of the Company, asserts claims against a number of current and former executives and directors of the Company, namely Michael A. Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, J. Kevin Buchi, Philip H. Coelho and Richard B. Giles.

Based largely on the same allegations as the Kain securities fraud class action complaint (including Ampio’s reports in May and August, 2022, regarding its internal investigation and findings), the Complaint asserts that the individual defendants caused the Company to make false or misleading statements in its SEC filings by “hyp[ing Ampio’s] ability to successfully file a BLA for Ampion;” “exaggerate[ing] results of the AP-013 study;” “misstat[ing] the true timing of unblinding of data from the AP-013 study;” and “fail[ing] to maintain internal controls.” The Complaint also asserts that the defendants failed to exercise due care and comply with the Company’s policies and procedures designed to ensure Board and Audit Committee oversight of the business operations and ethical business practices were maintained. It also contends that two of the defendants (Cherevka and Coelho) sold Company stock while in possession of material non-public information at artificially inflated prices in violation of the Company’s insider trading restrictions. The Complaint asserts that the individuals should not have received compensation while violating their duties to the Company. The Complaint also alleges that the defendants caused the Company to repurchase its own stock at artificially inflated prices, causing damage to the Company itself.

The Complaint asserts six causes of action on behalf of the Company and against the individual defendants: (1) violations of Section 14(a) of the Exchange Act based on purportedly false and misleading statements in the Company’s proxy statements; (2) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (3) control person liability under Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. The Complaint seeks an unspecified amount of compensatory and restitution damages to be paid to Ampio, together with pre- and post-judgment interest, as well as injunctive relief imposing certain corporate governance reforms and attorneys’ fees and costs.

On November 2, 2022, the Complaint and plaintiff (together with plaintiff in a second derivative action -- the Marquis action, discussed below) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel. That same day, the Company and plaintiff filed a stipulation providing the Company additional time to answer, move or otherwise respond to the Complaint.

Ampio intends to defend itself vigorously against this action.

Marquis v. Martino, et al., 22-cv-2803-KLM

On October 25, 2022, putative shareholder Samantha Marquis filed a derivative complaint in the United States District Court for the District of Colorado, captioned Marquis v. Martino, et al., 22-cv-2803-KLM. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, Kevin Buchi, Philip Coehlo, and Richard Giles, breached their fiduciary duties as directors and/or officers and violated Section 14(a) of the Exchange Act by causing the Company to file false and misleading proxy statements. The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by making or causing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts two causes of action on behalf of the Company: (1) violations of Section 14(a) of the Exchange Act against all defendants other than Cherevka; and (2) breach of fiduciary duty against all defendants. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory and restitution damages, together with pre- and post-judgment interest and costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio and the defendants to reform and improve the corporate governance and internal controls of the Company.

On November 2, 2022, the Complaint and plaintiff (together with plaintiff in a previously filed derivative action -- the Maresca action, discussed above) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel.

Ampio intends to defend itself vigorously against this action.

SEC Investigation

On October 12, 2022, the Securities and Exchange Commission, or SEC, entered an order directing private investigation and designating officers to take testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. We intend to cooperate fully with the SEC.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results.

Our common stock was suspended from trading on the NYSE American and is currently trading on the OTC Pink Open Market tier which could reduce the availability of strategic alternatives and attractiveness of Ampio as a counterparty in a strategic transaction, impair our ability to raise capital in the future, and will likely hinder our investors’ ability to trade our common stock.

On October 3, 2022, we received written notification from NYSE American stating that the staff of NYSE Regulation has determined to commence proceedings to delist our common stock from the Exchange. Trading in our common stock on the NYSE American also was suspended on October 3, 2022. Although our common stock continues to be listed on the NYSE American, our stock now trades on the OTC Pink Open Market tier. As such we continue to be subject to NYSE American listing requirements and are now subject to regulation by the Financial Industry Regulatory Authority (FINRA), which regulates the OTC Markets.

On October 10, 2022, we appealed the delisting determination of the NYSE American as part of our strategy to seek termination of the delisting action and a return to trading on the NYSE American. The NYSE American has scheduled an appeal hearing for December 1, 2022. Part of our strategy involved effecting a reverse stock split in order to increase our stock price to a level acceptable to the NYSE American. Our stockholders approved a reverse stock split at a ratio of not less than 5-to-1 and not more than 15-to-1 on October 13, 2022. Effective November 9, 2022, we amended our certificate of incorporation to implement a 15-to-1 reverse stock split. As a result of the reverse stock split, at 4:01 p.m. Eastern Time on November 9, 2022, every 15 shares of common stock then issued and outstanding automatically were combined into one share of common stock.

We can provide no assurance that a reverse stock split would allow our common stock to become traded again on the NYSE American, that the market price of our common stock will increase following a reverse stock split or that our common stock will demonstrate sustained price improvement to regain compliance with the NYSE American continued listing standards, that as a result of a reverse stock split we will be able to maintain listing and trading on the NYSE American, or that the market price of our common stock will not decrease in the future.

If we are not successful in seeking the termination of the trading suspension, or are not successful with our appeal, we intend to seek to move trading in our stock from the OTC Pink to the OTCQB Venture Market. The Company can provide no assurance that it will be successful in moving trading of its stock from the OTC Pink to the OTCQB Venture Market. Likewise, whether traded on the OTC Pink or the OTCQB Venture Market, there can be no assurance that our common stock will continue to trade on that market, that brokers will continue to provide public quotes of the Company’s common stock on that market or otherwise make a market in the Company’s common stock or that the trading volume of the Company’s common stock will be sufficient to provide for an efficient trading market. Additionally, there can be no assurance that our common stock may be sold without a significant negative impact on the price per share.

As compared to securities quoted on a national exchange such as NYSE American, selling our common stock on the OTC Pink or OTCQB likely will be more difficult because smaller quantities of shares are likely to be bought and sold, transactions could be delayed, security analysts’ coverage of us may be reduced, and our common stock has traded and likely will continue to trade at a lower market price than it otherwise would.

In addition, our common stock is now subject to the rules promulgated under the Securities Exchange Act of 1934 relating to “penny stocks.” These rules require brokers who sell securities that are subject to the rules, and who sell to persons other than established customers and institutional accredited investors, to complete required documentation, make suitability inquiries of investors and provide investors with information concerning the risks of trading in the security. Consequently, we believe an investor could find it more difficult to buy or sell our common stock in the open market so long as we are traded on the OTC Markets, regardless of tier.

We also believe that trading on the OTC Pink or the OTCQB could impair our ability to raise any capital we may require in the future through an equity financing, including to fund any strategic transaction or our business following the consummation of any strategic transaction.

We also believe that attracting a counterparty for a strategic transaction and structuring a strategic transaction that will be acceptable to a counterparty will be more challenging for Ampio given its current trading on the OTC Pink and uncertainty regarding whether, if ever, Ampio will return to trading on the NYSE American.

If Ampio is unable to successfully complete a strategic transaction with its existing capital resources or is unable to raise additional capital in a sufficient amount to allow additional time and resources to successfully advance AR-300 and/or complete a strategic transaction, Ampio may implement further cost reduction and other cash-focused measures to manage liquidity and Ampio may pursue a plan of liquidation or dissolution or seek bankruptcy protection, any of which could cause the value of any investment in the Company to decline to zero.

We are involved in legal proceedings that likely will adversely affect our financial position and our pursuit of strategic alternatives and may affect our appeal of the NYSE American delisting proceeding.

We are involved in and may in the future be involved in legal proceedings. Regardless of whether any claims against us are valid or whether we are liable, litigation claims or regulatory proceedings are expensive and time consuming to defend against, require us to advance potentially substantial amounts to director and officer defendants for their defense of the claims, and will result in the diversion of management attention and resources from our business and strategic goals. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. The outcome of any legal proceeding is not possible to determine at this time. If we are liable in any legal proceeding, such proceeding could result in injunctions or other equitable relief, settlements, penalties, fines or damages that could materially adversely affect our results of operations, cash position and the conduct of our business and pursuit of strategic alternatives. The existence of or outcome of any legal proceeding also may be considered by NYSE American, which may adversely affect our efforts to regain trading on the NYSE American and our appeal of the delisting proceeding. The uncertainty relating to any legal proceedings may also impair our ability to raise capital. Given our limited cash resources, significant liabilities resulting from legal proceedings could force us to implement further cost reduction and other cash-focused measures to manage liquidity, including potential termination of our strategic alternatives process, and the Company may pursue a plan of liquidation or dissolution of the Company or seek bankruptcy protection, any of which could cause the value of any investment in the Company to decline to zero.

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
3.5

Certificate of Amendment to Certificate of Incorporation of Ampio Pharmaceuticals, Inc. (effective as of November 9, 2022) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2022).

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2018).
31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

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
Date: November 14, 2022

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer
(principal financial and accounting officer)
Date: November 14, 2022