Form 10-K
period 2022-12-31
Ampio Pharmaceuticals, Inc.
filed 2023-03-27
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ⌧

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $37.3 million based on the closing price of $0.1680 (pre-reverse stock split) as of that date.

As of March 22, 2023, 15,102,877 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders (“2023 Proxy Statement”), to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act within 120 days of our year end of December 31, 2022.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“SEC”), in materials delivered to stockholders and in press releases. In addition, the Company’s representatives may from time to time make oral forward-looking statements.

All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical developments, future financial position, and plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology, typically identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations or the effect of any actions we may take to reduce expenses and preserve cash;
●	potential outcomes of preclinical trials for AR-300, any future capital expenditures, research and development expenses and other payments relating to AR-300 and any capital raising activities to fund AR-300 research and development related expenses;
●	our strategic alternatives process, including any potential interested counterparty, transaction structure, timing and transaction expense associated with any strategic alternative and the potential success of any strategic alternative;
●	the expense, time or outcome of any legal proceeding; and
●	our ability to identify strategic partners for Ampion or any other potential product and enter into beneficial license, co-development, collaboration or similar arrangements.

We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Liquidity and Capital Resources” and annually in “Critical Accounting Policies, Estimates and Judgments.” Discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this Annual Report, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1.Business.

Overview

We are a pre-revenue stage biopharmaceutical company. Until May 2022 we were focused on the clinical development of Ampion® and preclinical development of AR-300, a novel, proprietary, small molecule formulation that has (i) demonstrated anti-inflammatory properties in vitro and (ii) protection of cartilage in preclinical rat meniscal tear studies.

Subsequently, we have shifted nearly all of our focus towards the preclinical development of AR-300 and we are currently conducting studies to evaluate the efficacy of AR-300 in osteoarthritis-related pain. If the preclinical data is compelling, we would plan to initially target clinical development of AR-300 for the treatment of osteoarthritis of the knee (OAK). Osteoarthritis is widely regarded as being typified by cartilage loss. Substances that protect articular cartilage during the course of osteoarthritis have been termed chondroprotective. Clinical demonstration of cartilage protection and pain management in the knee could position AR-300 for administration early in the current OAK treatment paradigm which we believe is a potentially large and attractive market opportunity.

The development of AR-300 to date has been based, in part, on our extensive drug discovery and clinical development experience obtained during the development of Ampion for the treatment of OAK. It is important to note, however, that AR-300 is not Ampion, rather it is a novel and unique formulation in preclinical development. We currently expect to have preclinical pain and chondroprotection results for AR-300 in the first half of 2023.

In addition, and given the overall risks associated with preclinical drug development, we continue to opportunistically identify and evaluate strategic opportunities that would allow us to acquire or license later stage assets and/or merge with companies that have those assets as part of the strategic alternatives process that we announced in May 2022. In 2022, we evaluated more than a dozen potential strategic alternatives with the assistance of our legal, clinical and regulatory, and financial advisors consistent with our strategic alternatives process.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. The Company has retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts in the consolidated financial statements as of December 31, 2022 and December 31, 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share. The Company also retroactively applied such adjustments in the notes to the consolidated financial statements as of December 31, 2022 and December 31, 2021. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

Government Regulation

FDA Approval Process

If Ampio determines that pain and chondroprotection data from the AR-300 preclinical studies justify moving forward with the clinical development of AR-300, it is our intent to approach FDA in INTERACT (Initial Targeted Engagement for Regulatory Advice) and pre-IND meeting later in 2023 to discuss the development plan for the drug, which we believe will be regulated as a small molecule formulation, and will require additional, IND-enabling preclinical studies, a Phase 1 safety study, at least one Phase 2 proof of efficacy study, and likely two randomized, controlled Phase 3 studies. Based on current input from our clinical and regulatory advisor, we believe this regulatory process could comprise five-to-seven years and require an incremental investment over and above Ampio’s general operating expense during that period.

Intellectual Property Summary

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that such rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. We seek to protect our trade secrets and proprietary know-how through confidentiality and nondisclosure agreements and other controls over confidential information. If we do not adequately protect our trade secrets and proprietary know-how, our competitive position and business prospects could be materially harmed.

The following describes our patents and patent applications relating to AR-300 and Ampion®.

AR-300

We own a number of United States provisional patent applications covering AR-300, as well as its uses, formulations, and manufacturing processes. We expect that these provisional patent applications, which are the patent rights we consider most significant in relation to our business as a whole, will be consolidated and filed as a single PCT (Patent Cooperation Treaty) application in the second quarter of 2023. One or more national phase applications will be filed from this PCT application approximately eighteen (18) months later, in the third quarter of 2024.

Because we are currently focused on the preclinical development of AR-300, we anticipate filing additional patent applications in the future, covering new discoveries, formulations and/or research advancements in or relating to AR-300, as we determine appropriate.

Patents covering AR-300 may extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Generally speaking, patents to issue from the above-mentioned PCT application will exist for a period of twenty years from the filing date of the PCT application, or until the second quarter of 2043. The scope of protection afforded by a patent can also vary from country to country and depends on the patent type, the scope of its patent claims and the availability of legal remedies. Patent term extensions (PTE) may be available in some countries to compensate for a loss of patent term due to delay in a product’s approval due to the regulatory requirements.

Reliable patent protection and enforcement around the world are among the key factors we consider for continued business and R&D investment. The WTO Agreement on Trade Related Aspects of Intellectual Property Rights (WTO-TRIPS) requires participant countries to provide patent and other intellectual property-related protection for pharmaceutical products by law, with an exemption provided for least developed countries until 2033. While some countries have made improvements, we may face patent grant, enforcement and other intellectual property challenges in many countries.

Ampion

Globally, we own a large number of issued patents and pending patent applications covering Ampion®, our proprietary biological pharmaceutical product, as well as its uses, formulations, and manufacturing processes. Given the decision to focus available resources on the research and development of AR-300, we made the decision starting in 2023 to significantly limit or discontinue much of the existing patent portfolio covering Ampion®. Those members of the existing Ampion® patent estate that we expect to continue to maintain will be based on the relative importance of technologies covered by patents, the geographic jurisdiction of patents, and remaining patent term. We believe that this strategy will significantly reduce the overall number of patents and minimize the economic impact of the Ampion® patent estate on the Company.

Human Capital Resources

As we move forward with the development of AR-300, we believe it is crucial that we have just-in-time access to specific best-in-class expertise at each unique stage of the drug’s development, including the following: (i) expertise in planning, executing, and evaluating preclinical development, (ii) planning and executing the Phase 1 safety study, (iii) planning and executing the Phase 2 and 3 clinical studies, (iv) interfacing with regulatory authorities, and (v) maintaining, analyzing, and presenting data required to support regulatory filings and decisions. In addition, we continue to be a public-reporting company and, as such, require the resources to comply with our public reporting and stock exchange obligations.

Accordingly, we have implemented a hybrid organizational model whereby we retain the organizational competencies to govern and comply with the public reporting requirements and select and manage specific third-party independent contractors with proven industry expertise in formulation development, preclinical development, GMP manufacturing, clinical development, regulatory and legal on an as needed basis. We believe this model will position us best to develop AR-300 in the most expeditious and cost-effective manner, and effectively control the fixed costs associated with building an all-employee organization.

We began implementing this model toward the end of 2022 and have continued implementation into the first quarter of 2023. As of December 31, 2022, we had eight full-time employees focused on research, manufacturing, project management, accounting and finance, administrative support, information technology (“IT”), and corporate governance. As of February 1, 2023, we had five employees focused on project management, accounting and finance, IT, and corporate governance. Consistent with our outsourcing philosophy, we have contracted with third-party firms to provide medical/clinical oversight, financial and accounting control, assistance with transferring manufacturing methods, and administrative support, and have engaged third-party firms with specific orthopedic expertise to assist with designing and implementing preclinical, clinical and regulatory development plans for AR-300.

Available Information

We file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Ampio, that file electronically with the SEC. These filings are available through the SEC’s website at https://www.sec.gov.

Ampio also makes available free of charge through its website, http://www.ampiopharma.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. Information found on our website is not incorporated by reference into this Annual Report.

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

Risks Related to the Development of AR-300, Strategic Alternatives and Our Business

We are dependent on the success of our AR-300 technology and we cannot be certain that any preclinical data will support its further development.

AR-300 is a novel, proprietary (patents pending), small molecule formulation that has demonstrated promising anti-inflammatory properties in vitro and protection of cartilage in preclinical rat meniscal tear studies. We are currently conducting studies to evaluate the efficacy of AR-300 in osteoarthritis pain. We expect to have preclinical pain and chondroprotection results in the first half of 2023. The future development of AR-300 will depend on the success and level of positive data from the current and near-term preclinical studies. At this time, AR-300 is our only potential product in development. We do not have any products that are approved for commercial sale and may never be able to develop marketable products. In 2022, we generated no revenue from any source other than interest income.

If the results from the preclinical studies of AR-300 are sufficiently positive, any future product candidate from a formulation of AR-300 will require additional development, including further preclinical studies, as well as clinical trials, optimization of their formulation, and regulatory clearances, before they can be commercialized. Positive results obtained during early development do not necessarily mean later development will succeed. If AR-300 fails to demonstrate sufficiently positive data at any time or we determine there are other barriers to successful commercialization, we may abandon development of AR-300.

We believe that sufficiently positive pre-clinical data for AR-300 is a condition to future capital raising to fund AR-300 development. If our available cash resources are insufficient to fund our expenses (including relating to legal proceedings) and the development of AR-300 and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

We may explore strategic alternatives but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield value for our stockholders.

Given the risks associated with preclinical drug development, we continue to opportunistically identify and evaluate strategic opportunities to acquire or license later stage assets and/or merge with companies that have those assets. To-date, we have evaluated more than a dozen such opportunities. Finding attractive and affordable assets and/or merger partners has been challenging due to competition from the high number of companies with failed clinical trials that are pursuing the same strategy; in addition to our circumstances regarding our cash balance, the uncertainty around our continued listing on a major exchange, and the potential risks associated with ongoing legal and regulatory matters.

The process of exploring strategic alternatives is time consuming, and our board of directors has not set a timetable for the conclusion of its review of strategic alternatives. Our review of strategic options and alternatives could result in, among other things, a sale, merger, reverse merger, consolidation or business combination, asset divestiture, partnering, licensing or other collaboration agreements, or potential acquisitions, recapitalizations or restructurings, or in one or more transactions. There can be no assurance that the exploration of strategic alternatives is the correct strategy to pursue or that it will result in the identification or consummation of any transaction. Certain potential strategic transaction alternatives, if available and achieved, could result in substantial dilution to existing stockholders and have a material adverse effect on the market price of Ampio’s common stock.

Additionally, in light of our current stock price and ongoing legal matters, there can be no assurance that we will have sufficient capital resources to fund any strategic transaction, if available. If we raise additional funds through the issuance of equity securities, including as part of a strategic transaction, it could result in substantial dilution to our existing stockholders, increased fixed payment obligations, and any issued securities may have rights senior to those of the Company’s shares of common stock.

We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders or otherwise successfully address the challenges associated with our dependence upon a single preclinical asset for our business. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business or preclinical development progress, and the availability of financing to potential buyers on reasonable terms.

We rely on third parties for critical resources, including AR-300 development, and we may not be able to manage these third parties to provide timely, high quality, and cost-effective services to us.

As of December 31, 2022, we had eight full-time employees and as of February 1, 2023, we had five full-time employees. These employees are focused on project management, accounting & finance, IT, and corporate governance. As part of our AR-300 development strategy, we have determined to outsource and contract with independent organizations, advisors and consultants to provide specific services, such as orthopedic expertise to assist with designing and implementing preclinical, clinical and regulatory development plans for AR-300. We have also determined to contract with third parties for other business-related functions such as finance and accounting and administrative support. We believe that we will be able to obtain support and relevant expertise from the third party resources at an overall lower cost profile than hiring our own employees as well as benefit from greater range of expertise from third party resources than may be found in any number of employees. However, there can be no assurance that our strategy of using third parties will result in these intended benefits.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties to provide critical services to us. We cannot assure you that the services of these third parties will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. If the cost of these services increase for any reason, or if these third parties are unable or unwilling provide services to us, we may have to find another third party to provide these services which could result in interruptions, increased costs, delays, in other challenges in the development of AR-300, in the execution of strategic alternatives or strategic transactions, in our ability to fulfill our SEC reporting obligation or comply with the continued listing requirements of NYSE American, or in the proper functioning of other business functions. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, we may similarly suffer from interruptions, increased costs, delays and from the other challenges described above. We cannot assure you that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

Risks Related to Our Financial Position and Capital Requirements

Our history of losses and our cash resources available to execute our business plan over the next twelve months raise substantial doubt about our ability to continue as a going concern.

In 2022, we experienced net losses of $16.3 million, had no revenue other than interest income, and used $21.1 million in cash to fund our operations. Due to the current level of liquidity at December 31, 2022 and the projected shortfall to cover operating expenses requiring cash for a period of 12 months from the report date of the annual report, management has expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2022, our source of liquidity consisted of $12.7 million of cash and cash equivalents. While we implemented cost reductions in 2022, our finite cash resources available to execute our business plan present the risk that we will not have sufficient cash available in the amount or at the time we need it to fund our ongoing operations and execute our business plan involving the development of AR-300 and strategic alternatives over the next twelve months.

Our capital needs are based upon management estimates as to future expense and potential future capital raising activity, which involve significant judgment particularly given that we are pursuing a strategic alternatives process and cannot predict the duration or expense associated with this process. Additionally, the expense associated with and outcome of any legal proceeding is not possible to determine at this time. We cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We believe that positive pre-clinical data for AR-300 is a condition to future capital raising to fund further development of AR-300 and an identifiable, attractive strategic transaction is a condition to future capital raising to fund that strategic transaction.

If our available cash resources are insufficient to fund our expenses (including relating to legal proceedings) and the development of AR-300 and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

We are involved in legal proceedings that likely will adversely affect our financial position and our pursuit of strategic alternatives.

We are involved in and may in the future be involved in legal proceedings. Regardless of whether any claims against us are valid or whether we are liable, litigation claims or regulatory proceedings are expensive and time consuming to defend against, require us to advance potentially substantial amounts to director and officer defendants for their defense of the claims, and will result in the diversion of management attention and resources from our business and strategic goals. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. The outcome of any legal proceeding is not possible to determine at this time. If we are liable in any legal proceeding, such proceeding could result in injunctions or other equitable relief, settlements, penalties, fines or damages that could materially adversely affect our results of operations, cash position and the conduct of our business and pursuit of strategic alternatives. The uncertainty relating to any legal proceedings may also impair our ability to raise capital. Given our limited cash resources, significant liabilities resulting from legal proceedings could force us to implement further cost reduction and other cash-focused measures to manage liquidity, including potential termination of our strategic alternatives process, and the Company may pursue a plan of liquidation or dissolution of the Company or seek bankruptcy protection, any of which could cause the value of any investment in the Company to decline to zero. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

We may need additional capital to fund our future operations, the development of AR-300 and any strategic transaction.

As of December 31, 2022, we had $12.7 million of cash and cash equivalents which we expect can fund our operations through the fourth quarter of 2023. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

●	progress in and the costs of our AR-300 preclinical studies and any future clinical trials and research and development relating to AR-300;
●	costs relating to the exploration of strategic alternatives and costs associated with pursuit of any strategic transaction, including any consideration we may pay to acquire or license later stage assets and/or merge with companies that have those assets or other transaction or series of transactions;
●	the costs of defending lawsuits and other claims such as those described in Part I, Item 3. “Legal Proceedings” and any amounts paid to resolve those legal matters;
●	the costs involved in filing, prosecuting, enforcing, and defending patent claims and other intellectual property rights;
●	efforts to cure any future non-compliance with the minimum stockholders’ equity or other requirement of the NYSE American; and
●	the costs of sustaining our corporate overhead requirements, including D&O insurance, and hiring and retaining necessary personnel or third parties.

Our capital needs are based upon management estimates as to future expense and potential future capital raising activity, which involve significant judgment particularly given that we are in the middle of the strategic alternatives process and cannot predict the duration or expense associated with this process. Additionally, the expense associated with and outcome of any legal proceeding is not possible to determine at this time.

We cannot assure you that additional financing will be available in the amount or at the time we need it, or that it will be available on acceptable terms or at all. We believe that positive pre-clinical data for AR-300 is a condition to pursue future capital raising to fund AR-300 and an identifiable, attractive strategic transaction is a condition to pursue future capital raising to fund that strategic transaction. We may obtain future additional financing by incurring indebtedness or from an offering of our equity securities or any of these.

If we raise equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock, by pending legal matters, and by our prior non-compliance or any future non-compliance with the continued listing requirements of the NYSE American. If we raise additional equity financing, new investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Our efforts to raise funds by incurring indebtedness may be hampered by our limited assets to secure debt and the absence of any revenue to support debt service payments. Any financing would likely have covenants that would affect the manner in which we conduct our business, including by restricting our ability to incur indebtedness or sell additional equity securities.

If we cannot timely raise any needed funds, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

Risks Related to Our Intellectual Property

We are dependent on adequate protection of our patent and proprietary rights.

We rely on patents, trade secrets, trademarks, copyrights, know-how, and contractual provisions to establish and protect our intellectual property rights. We own a number of United States provisional patent applications covering AR-300, our proprietary small molecule pharmaceutical product, as well as its uses, formulations, and manufacturing processes. We anticipate filing additional patent applications in the future, covering new discoveries, formulations and/or research advancements in or relating to AR-300, as needs arise. If we do not diligently pursue our intellectual property rights or they are invalidated or circumvented, our development of AR-300 and any future commercialization of any formulation of AR-300 will be adversely affected. We must successfully defend these rights against third-party challenges.

However, these legal means afford us only limited protection and may not adequately protect our rights or remedies to gain or keep any advantages we may have over other companies seeking to commercialize product candidates similar or identical to AR-300. If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent or other legal protections of our intellectual property rights, our ability to prevent our competitors from commercializing product candidates similar or identical to AR-300 would be adversely affected.

Additionally, competitors, many of which have substantial resources and may make substantial investments in competing products and product candidates, may apply for and obtain patents that will prevent, limit, or interfere with our ability to develop, manufacture or market any product relating to AR-300. Further, while we do not believe that our claimed intellectual property interferes with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future.

Costly litigation may be necessary to enforce patents issued or licensed to us, to protect trade secrets or “know-how” we own, to defend us against claimed infringement of the rights of others or to determine the ownership, scope, or validity of our proprietary rights and the rights of others.

Any claim of infringement against us may involve significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling, or using any products that we may develop. The occurrence of this litigation or the effect of an adverse determination in any of this type of litigation could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Stock

The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock has been extremely volatile and may continue to be so, particularly as we confront and attempt to address the risks relating to AR-300, our strategic alternatives process, our capital resources, and the other risk factors described in this section. Additionally, the stock market in general and the market for pre-revenue stage biopharmaceutical companies have experienced extreme volatility that has often been unrelated to the operating performance of a particular company. The following factors, in addition to the other risk factors described in this section, may also have a significant impact on the market price of our common stock:

●	any actual or perceived adverse developments in the preclinical studies for AR-300, any clinical trials involving AR-300, or the general development of AR-300;
●	uncertainties relating to the strategic alternatives or any strategic transaction, including actual or perceived adverse developments in this process or the announcement or pendency of any transaction;
●	any announcements of developments with, or comments by, the FDA or other regulatory authorities that may impact Ampio or the potential regulatory path for AR-300;
●	developments in any legal proceeding in which we are or may become involved;
●	any announcements concerning our retention or loss of key employees;
●	our continued compliance with NYSE American listing requirements and any action taken by the NYSE American relating to our common stock;
●	announcements of patent issuances or denials, infringement claims or other intellectual property related developments;
●	announcements of the introduction of new competitive products by other companies;
●	future issuances of common stock or other securities;
●	sales of stock by our stockholders holding a significant position in the Company;
●	economic and other external factors beyond our control; and
●	public confidence in the securities markets and regulation by or of the securities market.

A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

If we cannot continue to satisfy the NYSE American continued listing requirements and rules, our securities may be delisted, which could negatively impact the price of our securities.

Currently, our common stock is listed on the NYSE American. In order to maintain our listing on the NYSE American, we must continue to satisfy the applicable continued listing requirements and rules, including such rules and requirements relating to minimum share price, minimum stockholders’ equity and a minimum number of public stockholders.

The NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer's common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); maintaining minimum stockholders’ equity at least $6.0 million; or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our securities, we could face significant consequences, including:

●	a limited availability for market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;
●	activity in the secondary trading market for our common stock;
●	reduced opportunities for strategic alternatives;
●	limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

While we continue to monitor our compliance with the NYSE American continued listing requirements, there can be no assurance that we will be able to continue to comply with the NYSE American listing requirements.

The market for the Company’s common stock may be thinly traded and stockholders may be unable to sell at or near ask prices or at all.

The Company’s common stock may be thinly traded on the NYSE American, meaning that the number of persons interested in purchasing the Company’s shares at or near ask prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent. The Company cannot assure investors that a broader or more active public trading market for the Company’s common stock will develop or be sustained or that current trading levels will be maintained.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. Coverage by securities and industry analysts and initiation of coverage in the future is uncertain at this time. If securities or industry analysts do not cover our company, the trading price for our stock could continue to be negatively impacted. Additionally, if any analyst downgrades our stock, our stock price would likely decline.Click or tap here to enter text.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.Properties.

We maintain our headquarters, research laboratories, and manufacturing facilities in leased space located in Englewood, Colorado, for monthly minimum lease payments of approximately $30,000. The lease expires in September 2024.

Effective March 1, 2023, the Company entered into a sublease agreement with the consent of the Landlord pursuant to which the Company will sublease the Premises for a term commencing on March 1, 2023 and continuing until the expiration of the Lease on September 30, 2024. However, the address of the Company’s principal executive offices continues to be 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.

Item 3. Legal Proceedings.

From time to time, the Company may be a party to litigation arising in the ordinary course of business. In addition, as of December 31, 2022, Ampio was involved in the following material pending legal proceedings:

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

The Complaint relies largely on Ampio’s announcement on May 16, 2022, that it had formed a special Board committee to investigate the statistical analysis of Ampio’s AP-013 clinical trial and the unauthorized provision of Ampion to various individuals who were not participating in clinical trials, and Ampio’s further announcement on August 3, 2022, that the investigation had revealed that various employees were aware that the AP-013 trial did not demonstrate efficacy for Ampion’s primary endpoints and did not fully and timely report the results of the trial and the timing of unblinding data from the trial. Based on the Company’s reports, the Complaint asserts that various statements made by the Company during the Class Period were false and misleading because they: (i) inflated Ampio’s ability to successfully obtain FDA approval for Ampion; (ii) inflated the results of the AP-013 clinical trial and failed to disclose the timing of unblinding the data from the study; and (iii) overstated the Company’s business, operations and prospects.

The Complaint seeks an unspecified amount of compensatory damages as well as attorneys’ fees and costs. On October 17, 2022, six putative shareholders filed motions seeking to be named lead plaintiff. On November 7, 2022, two of the movants filed oppositions to each other’s motions; the remaining movants either withdrew their motions or filed non-oppositions to another putative shareholder’s motion. The Court has not yet ruled on the competing motions for appointment of lead plaintiff. In the interim, the Court approved the parties’ joint motion to stay proceedings, and all deadlines are deferred until after a decision on the lead plaintiff motion(s).

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

Based largely on the same allegations as the Kain securities fraud class action complaint (including Ampio’s reports in May and August, 2022, regarding its internal investigation and findings), the Complaint asserts that the individual defendants caused the Company to make false or misleading statements in its SEC filings by “hyp[ing Ampio’s] ability to successfully file a BLA for Ampion;” “exaggerate[ing] results of the AP-013 study;” “misstat[ing] the true timing of unblinding of data from the AP-013 study;” and “fail[ing] to maintain internal controls.” The Complaint also asserts that the defendants failed to exercise due care and comply with the Company’s policies and procedures designed to ensure Board and Audit Committee oversight of the business operations and that ethical business practices were maintained. It also contends that two of the defendants (Cherevka and Coelho) sold Company stock while in possession of material non-public information at artificially inflated prices in violation of the Company’s insider trading restrictions. The Complaint asserts that the individuals should not have received compensation while violating their duties to the Company. The Complaint also alleges that the defendants caused the Company to repurchase its own stock at artificially inflated prices, causing damage to the Company itself.

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

On November 2, 2022, the Company and plaintiff (together with plaintiff in a second derivative action -- the Marquis action, discussed below) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel. That same day, the Company and plaintiff filed a stipulation providing the Company additional time to answer, move or otherwise respond to the Complaint.

On January 10, 2023, after the Company received additional extensions of time to respond, the Court granted consolidation of the Maresca and Marquis actions but denied appointment of co-lead counsel for plaintiffs without prejudice. On January 11, 2023, Plaintiffs renewed their motion for appointment of co-lead counsel. On January 12, 2023, the Court granted the renewed motion and appointed co-lead counsel for plaintiffs.

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

Marquis v. Martino, et al., 22-cv-2803-KLM

On October 25, 2022, putative shareholder Samantha Marquis filed a derivative complaint in the United States District Court for the District of Colorado, captioned Marquis v. Martino, et al., 22-cv-2803-KLM. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, Kevin Buchi, Philip Coelho, and Richard Giles, breached their fiduciary duties as directors and/or officers and violated Section 14(a) of the Exchange Act by causing the Company to file false and misleading proxy statements. The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by making or causing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts two causes of action on behalf of the Company: (1) violations of Section 14(a) of the Exchange Act against all defendants other than Cherevka; and (2) breach of fiduciary duty against all defendants. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory and restitution damages, together with pre- and post-judgment interest and costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio and the defendants to reform and improve the corporate governance and internal controls of the Company.

On November 2, 2022, the Company and plaintiff (together with plaintiff in the previously filed Maresca action, discussed above) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel.

On January 10, 2023, the Court granted consolidation of the Maresca and Marquis actions but denied appointment of co-lead counsel for plaintiffs without prejudice. On January 11, 2023, Plaintiffs renewed their motion for appointment of co-lead counsel. On January 12, 2023, the Court granted the renewed motion and appointed co-lead counsel for plaintiffs.

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

McCann v. Martino, et al., 2023cv30287

On January 27, 2023, putative shareholder John McCann filed a derivative complaint in the District Court, City & County of Denver, State of Colorado, captioned McCann v. Martino, et al., 2023cv30287. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, J. Kevin Buchi, David Stevens, Elizabeth Jobes, Holli Cherevka, David Bar-Or, Philip H. Coelho, and Richard B. Giles, breached their fiduciary duties as directors and/or officers by allowing the Company to issue false and misleading statements, The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by allowing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts five causes of action on behalf of the Company: (1) breach of fiduciary duty against the current directors; (2) gross mismanagement against the current directors; (3) waste of corporate assets against the current directors; (4) unjust enrichment against all defendants; and (5) breach of fiduciary duty by insider trading against defendants Cherevka and Coelho. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory damages, costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio to reform and improve the corporate governance and internal procedures of the Company.

Defendant Cherevka was served and by order dated February 9, 2023, obtained an extension of time to respond to the Complaint through March 31, 2023. On March 2, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the action, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On March 3, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

SEC Investigation

On October 12, 2022, the Securities and Exchange Commission, or SEC, entered an order directing private investigation and designating officers to take testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. The SEC has since issued subpoenas to the Company and numerous current and former officers, directors, employees and consultants of the Company. We intend to cooperate fully with the SEC.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the NYSE American under the ticker symbol “AMPE.”

Holders of Common Stock

As of March 22, 2023, there were approximately 191 registered holders of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never paid cash dividends and have no plans to pay cash dividends in the near future. We intend to utilize all current and future available sources of liquidity to develop and commercialize AR-300. If we issue any preferred stock and/or obtain financing from a bank in the future, the terms of those financings may contain restrictions on our ability to pay dividends in the near or long term.

Equity Compensation Plan Information

Information regarding our equity compensation plans is incorporated by reference from Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Critical Accounting Policies, Estimates and Judgments

Our financial statements were prepared in accordance with GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Additional information regarding our critical accounting policies and estimates is contained in Notes 2, 6, 8 and 10 to the Financial Statements. We consider the following accounting policies to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment.

Clinical Trial Accrual

As part of the process of preparing our financial statements, we are required to estimate our expenses resulting from our obligations under contracts with various vendors, which primarily include clinical and pre-clinical research organizations, consultants and clinical site/investigatory agreements in connection with our active and ongoing clinical trials over the reporting period. The financial terms of these contracts are subject to negotiations, subsequent amendment(s) as a result of change in scope of work and often results in payments that do not match the periods over which materials and/or services are provided under such contracts. Our key objective is to reflect the appropriate trial expenses in the financial statements by matching those expenses with the period in which services are performed, materials are received and efforts are expended. We account for these expenses according to the progress of the trials as measured by subject enrollment and progression/timing of various aspects of the trials. We determine accrual estimates by taking into account discussions with applicable personnel and outside service providers as to the progress or state of the trials, or the services completed. During the course of a clinical trial, we adjust the clinical expense recognition if actual results differ from estimates. We make estimates of our accrued expenses as of each balance sheet date based on the facts and circumstances known to us at that time. Our clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the reporting of amounts that are too high or too low for any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. As of December 31, 2022 all of the clinical trials related to Ampion have been completed and, as such, we do not expect to incur any significant future costs related to these trials.

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

Impairment of Long-Lived Assets

Fixed assets are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. Management performs an annual evaluation of the recoverability of the carrying value of its long-lived assets or whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. During the year ended December 31, 2022, management determined that there were impairment indicators; the fair value of the long-lived assets were determined based on Level 3 fair value measurements and resulted in an impairment loss of $1.6 million.

Derivative Warrant Liabilities

Warrants issued pursuant to equity offerings that are potentially exercisable resulting in a variable number of shares being issued are considered derivative liabilities and therefore are measured at fair value. The Company uses the Black-Scholes pricing model to estimate fair value at each exercise and period end date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants. The impact of changes in key assumptions is described in Note 8.

Recent Accounting Pronouncements

Information regarding recently issued and relevant accounting standards (adopted and not adopted as of December 31, 2022) is contained in Note 2 to the Financial Statements.

Results of Operations—Year Ended December 31, 2022 Compared to December 31, 2021

We recognized a net loss for the year ended December 31, 2022 (the “2022 period”) of $16.3 million compared to the net loss recognized of $17.1 million for the year ended December 31, 2021 (the “2021 period”). The net loss during the 2022 period was primarily attributable to operating expenses of $22.3 million, that included a $1.9 million impairment loss related to long-lived and ROU assets; partially offset by the non-cash derivative gain and interest income of $5.8 million and $0.2 million, respectively. The net loss during fiscal 2021 was attributable to operating expenses of $20.6 million, partially offset by non-cash derivative gain of $3.5 million. Operating expenses increased $1.7 million, or 9%, from the 2021 period to the 2022 period primarily due to a (i) $2.8 million, or 32%, increase in general and administrative costs, (ii) recognition of $1.9 million impairment loss associated with the Company’s long-lived and ROU assets; partially offset by (iii) a $3.0 million reduction in research and development costs.

Research and Development

Research and development costs decreased by approximately $3.0 million, or 25%, for the 2022 period compared to the 2021 period. Categories of research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Year Ended December 31,
	2022	2021
Clinical trial and sponsored research expenses	$2,991,000	$5,787,000
Salaries and benefits	2,755,000	2,981,000
Depreciation	1,031,000	1,070,000
Laboratory	890,000	779,000
Professional fees	780,000	335,000
Operations/manufacturing	308,000	816,000
Share-based compensation	139,000	46,000
Other	22,000	86,000
Total research and development	$8,916,000	$11,900,000

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased by approximately $2.8 million or 48%, primarily due to a decrease in certain Ampion clinical trial costs (i.e., AP-017, AP-018 and AP-019) totaling $1.7 million. These studies commenced in late 2020 through the first half of 2021 but were substantially completed from a patient enrollment perspective in early 2022. In addition, clinical trial costs related to Ampion clinical trial AP-013 decreased $1.1 million as the study was completed with an analysis of the results filed with the FDA in late first quarter 2022 with modest costs related to final close-out of the study throughout the remainder of the 2022 period. All clinical trials were completed in 2022.

Salaries and benefits

Salaries and benefits expenses decreased $0.2 million, or 8%, for the 2022 period compared with the 2021 period primarily due to the reduction in force (“RIF”) communicated in August 2022 which resulted in a reduction of 11 full-time equivalents (“FTEs”) with 9 FTEs separated in August 2022 and 2 FTEs in January 2023. As a result of the RIF and the termination of two executive officers, 2022 had a weighted average 11 FTEs which was 27% lower than a weighted average 15 FTEs for 2021. The reduction of salary and benefits cost for 2022 resulting from lower average FTEs and the lack of incentive compensation accrued in 2022 was partially offset by severance and related benefits related to the RIF totaling approximately $0.7 million. Accordingly, we have implemented a hybrid organizational model whereby we retain the organizational competencies to govern and comply with the public reporting requirements and select and manage specific third-party independent contractors with proven industry expertise in formulation development, preclinical development, GMP manufacturing, clinical development, regulatory and legal on an as needed basis. We believe this model will position us best to develop AR-300 in the most expeditious and cost-effective manner, and effectively control the fixed costs associated with building an all-employee organization.

Professional Fees

Professional fees expense increased $0.4 million, or 133% for the 2022 period compared with the 2021 period as a result of the engagement of Chief Medical Officer, serving in the capacity as a consultant which commenced in the fourth quarter 2021 and continued throughout the 2022 period. In addition, we incurred incremental costs in the 2022 period associated with additional third-party biostatisticians and other consultants in connection with finalizing and closing out the prior Ampion clinical studies (i.e., AP-013, AP-017, AP-018 and AP-019).

Operations/Manufacturing

Operations/manufacturing expense decreased by $0.5 million or 62% as all studies were completed during the 2022 period and, as such, the purchase of supplies to manufacture clinical trial product was not necessary.

General and Administrative

General and administrative expenses increased $2.8 million, or 32%, for the 2022 period compared to the 2021 period. Categories of general and administrative expenses are summarized as follows:

	Year Ended December 31,
	2022	2021
Professional fees	$6,896,000	$2,517,000
Salaries and benefits	1,485,000	1,141,000
Insurance	1,124,000	1,186,000
Share-based compensation	814,000	2,758,000
Facilities	538,000	512,000
Director fees	312,000	350,000
Other	297,000	207,000
Total general and administrative	$11,466,000	$8,671,000

Professional fees

Professional fees increased $4.4 million, or 174%, for the 2022 period compared to the 2021 period due primarily to legal costs incurred related to investigations coordinated and conducted by the independent special committee of the Ampio Board of Directors (the “Special Committee”) and which focused primarily on (i) the statistical analysis of Ampio’s AP-013 clinical trial and (ii) the unauthorized provision of Ampion. In addition, the increase is also attributable to incremental legal costs associated with an SEC investigation and class action / derivative lawsuits initiated in the second half of 2022. Legal costs will continue to be incurred by the Company to defend itself vigorously against these actions. Finally, we incurred an increase in costs associated with the evaluation and assessment of strategic opportunities and outsourced accounting, market research studies and public and investor relation services which were focused primarily on a special stockholders meeting and the approval of the reverse stock split effected on November 9, 2022.

Salaries and benefits

Salaries and benefit expense increased $0.3 million, or 30%, for the 2022 period compared with the 2021 period as a result of market-based compensation adjustments for the Chief Executive Officer and Chief Financial Officer effective in October 2021 which was partially offset by a lower weighted average incremental headcount during the 2022 period due primarily to the termination of the employment of one executive officer in May 2022.

Share-based Compensation

Share-based compensation expense decreased $1.9 million, or 71%, primarily due to stock option and restricted stock award adjustments related to forfeitures and cancellations of unvested stock options / restricted stock awards resulting from the employee terminations / board resignations during the 2022 period and whereby the expense was previously recognized.

Impairment of Long-lived Fixed and ROU Assets

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company assesses all of its long-lived assets for impairment when impairment indicators are identified. Based on the assessment performed on September 30, 2022, the Company recorded a non-cash impairment related to its long-lived assets which was triggered by the Company’s announcement during the third quarter reporting period that it was discontinuing further development of its lead development asset, Ampion. Since the carrying value of the long-lived assets exceeded its undiscounted cash flows, an impairment loss, calculated as the difference between carrying value and fair value, was necessary. Accordingly, the Company recorded a $1.6 million impairment loss for the year ended December 31, 2022 through a direct reduction to the cost basis of the affected assets in its balance sheet.

In addition, the Company performed an assessment of potential impairment of the ROU asset consistent with the approach applied to other long-lived assets. ROU assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Accordingly, the Company recorded a $0.3 million impairment loss on the ROU asset for the year ended December 31, 2022.

There were no impairment charges for the year ended December 31, 2021.

Cash Flows

Cash flows for the respective periods are as follows:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(21,128,000)	$(14,089,000)
Net cash used in investing activities	—	(97,000)
Net cash (used in) provided by financing activities	(111,000)	30,732,000
Net change in cash and cash equivalents	$(21,239,000)	$16,546,000

Net Cash Used in Operating Activities

During the 2022 period, our operating activities used approximately $21.1 million in cash and cash equivalents, which was more than our reported net loss of $16.3 million. The difference of approximately $4.8 million is attributable to a non-cash adjustment of $5.8 million related to the warrant derivative gain and a decrease in accounts payable and accrued expenses of $4.0 million, partially offset by non-cash charges related to impairment loss, depreciation, accretion, amortization and stock-based compensation totaling $3.9 million and decreases in prepaid expenses and other of $1.1 million.

During the 2021 period, our operating activities used approximately $14.1 million in cash and cash equivalents, which was less than our reported net loss of $17.1 million. The difference is primarily a result of periodic non-cash charges related to depreciation and amortization and share-based compensation totaling $3.9 million and an increase in working capital of $2.6 million; partially offset by the non-cash adjustment for the warrant derivative gain totaling $3.5 million.

Net Cash Used in Investing Activities

During the 2022 period, there was no change in cash related to investing activities. During the 2021 period, $97,000 in cash and cash equivalents was used to acquire manufacturing machinery and equipment.

Net Cash Used in (Provided by) Financing Activities

During the 2022 period, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 9,234 common shares for taxes which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs related to the registered direct offering which was finalized in December 2021.

During the 2021 period, we received gross proceeds of $22.5 million in connection with a registered direct offering, which was partially offset by offering-related costs of $1.8 million. We also received approximately $10.5 million from the sale of approximately 0.4 million shares of common stock pursuant to the ATM equity offering program, which was partially offset by offering-related costs of $0.5 million. In addition, we received proceeds of $0.2 million from investor warrant exercises and stock option exercises which was offset by the shares held back in the settlement of tax obligations related to the restricted stock awards totaling $0.2 million.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2022 primarily consist of employment agreements and a non-cancellable operating lease arrangement for our office and manufacturing facility. As of December 31, 2022, the value of our obligations under the operating lease was $614,000. For a more detailed description of our contractual obligations see Note 6 to the Financial Statements.

Liquidity and Capital Resources

Since inception, we have not generated revenue, profits or operating cash flow. Over this period, we have continued to be focused on research and pre-clinical / clinical development all of which has required raising a substantial amount of capital. We have completed the clinical trial reports for all legacy Ampion trials and have concluded any further development efforts on Ampion. We have shifted nearly all of our focus towards the preclinical development of AR-300 and we are currently conducting studies to evaluate the efficacy of AR-300 in osteoarthritis-related pain.

The Company’s sources of liquidity are its cash and cash equivalents, which were $12,653,000 on December 31, 2022. We expect to use cash in operations for the continued development of AR-300, as well as opportunistically identifying and evaluating strategic opportunities as part of the strategic alternatives process. Based on our current projection we expect our cash balance at December 31, 2022 to support existing business operations through the fourth quarter of 2023. These projections are based on assumptions that may prove to be incorrect. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated.

If we determine to move forward with the clinical development of AR-300, we believe the development and regulatory process could comprise five-to-seven years and require an incremental investment over and above Ampio’s general operating expense during that period. We intend to fund future AR-300 clinical development expense through an offering of our equity securities. We may also seek to raise equity capital in order to attempt to cure non-compliance with the minimum stockholders’ equity requirement of the NYSE American. Such additional liquidity is subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and NYSE American regulations and challenges associated with raising sufficient capital to meet the Company’s financing needs in light of the Company’s current stock price and related constraints. Should we require additional financing, financing may not be available in the amount or at the time we need it and/or may not be available on acceptable terms or at all.

Although we have implemented cash-focused measures to manage liquidity such as the RIF and implementation of our outsourcing philosophy and the recent sublease of our office and manufacturing facility, we continue to expect cash used by operating activities for 2023 to be negatively impacted by general and administrative expense, driven by higher professional fees including incremental legal and other costs associated with an SEC investigation and class action / derivative lawsuits.

Based on management's sensitivity analysis of liquidity requirements, we expect we will be able to maintain current operations and meet anticipated capital expenditure requirements through the fourth quarter 2023 based upon our cash resources and our ability to delay or discontinue development of AR-300 in order to limit expenses consistent with the availability of our cash resources. However, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated due to a number of factors, including unexpected expense associated with legal matters, strategic alternatives or transactions, compliance with our reporting requirements, efforts to raise capital for AR-300 and maintain our listing on the NYSE American. Our lack of revenue or cash inflows and our cash resources on December 31, 2022 raise substantial doubt as to our ability to continue as a going concern.

Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include active monitoring of our operating expenses and use of our outsourcing philosophy to minimize expenses associated with AR-300. Management expects to manage future expense associated with AR-300 clinical development to align with the timing and amount of expense with future capital raising activities. If our available cash resources are insufficient to fund our expenses (including relating to legal proceedings) and the development of AR-300 and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

As of the end of the period covered by the Quarterly Report on Form 10-Q for the period ending March 31, 2022, the CEO and the CFO concluded that our disclosure controls and procedures were not effective due to the maters identified as part of the Company’s decision announced on May 16, 2022, to conduct internal investigations to be overseen by the Special Committee. The Special Committee concluded its investigation and the results and findings are further described in the announcement made on August 3, 2022. The Company has taken the following actions based in part upon the investigations and the findings of the Special Committee:

●	Terminated the employment of two executive officers;
●	Restructured the Board of Directors through resignation of certain directors;
●	Separated the role of Chair of the Board and Chief Executive Officer;

●	Re-constituted the Company’s Disclosure Committee with additional subject matter experts;
●	Enhanced Company policies and procedures including those related to inventory management and distribution; and
●	Conducted company-wide training regarding use of clinical trial stage pre-development drugs.

Due to sufficient passage of time to demonstrate operating effectiveness of the changes and improvements that were implemented subsequent to March 31, 2022, and the results of the evaluation performed under the supervision and with the participation of senior management, including the CEO and the CFO, the company’s design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) were deemed effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2022, our internal controls over financial reporting are effective based on these criteria.

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

The information required by this item is to be included in our 2023 Proxy Statement as follows:

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

Such information is incorporated herein by reference to our 2023 Proxy Statement.

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

The information required by this item is to be included in our 2023 Proxy Statement under the sections entitled “Executive Compensation,” and “Non-Employee Director Compensation,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to equity compensation plans is to be included in our 2023 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is to be included in our 2023 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is to be included in our 2023 Proxy Statement under the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●Report of Independent Registered Public Accounting Firm
●Balance Sheets as of December 31, 2022 and 2021
●Statements of Operations for the years ended December 31, 2022 and 2021
●Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
●Statements of Cash Flows for the years ended December 31, 2022 and 2021
●Notes to Financial Statements

(a)(2) Financial Statement Schedules

Not Applicable.

(a)(3) Exhibits

Exhibit number	Exhibit title
3.1	Certificate of Incorporation of Chay Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K filed March 30, 2010).
3.2

Certificate of Amendment to Certificate of Incorporation of Ampio Pharmaceuticals, Inc. (f/k/a Chay Enterprises, Inc. (Incorporated by reference to Exhibit 3.4 of the Registrant’s Form 8-K filed March 30, 2010).

3.3	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 18, 2019).
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2022).
3.5	Amended and Restated Bylaws of the Registrant, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed November 14, 2018).
4.1	Specimen Common Stock Certificate of the Registrant. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2021).
4.2	Description of Capital Stock of Ampio Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Form 10-K filed on February 21, 2020).
10.1**	2010 Stock Incentive Plan and forms of option agreements. (Incorporated by reference to Exhibit 10.7 from Registrant’s Form 8-K/A filed March 17, 2010)
10.2**	Amendment of 2010 Stock and Incentive Plan. (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement on Form 14A filed October 21, 2011)
10.3**	2019 Stock Incentive Plan and forms of option agreements. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 3, 2021)
10.4**	Form of restricted stock award agreement under the 2019 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 29, 2022)
10.5

Lease Agreement by and between Ampio Pharmaceuticals, Inc. and NCWP – Inverness Business Park, LLC, dated December 13, 2013. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 19, 2013)

10.6**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated October 11, 2021. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K filed on March 29, 2022)
10.7**	Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael Martino, dated November 22, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Filed November 29, 2021)
10.8**

Amendment No. 1 to Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Michael A. Martino, dated August 30, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 1, 2022)

10.9**

Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 23, 2019)

10.10**

Form of Indemnification Agreement between Ampio Pharmaceuticals, Inc. and certain directors, executive officers and key employees. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 29, 2022)

10.11**

Amendment to Cancellation Agreement, dated November 7, 2019, between Ampio Pharmaceuticals Inc. and Daniel Stokely. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed November 7, 2019)

14.1	Ampio Pharmaceuticals, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed December 18, 2019.)
23.1*	Consent of Moss Adams LLP.
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Inline XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

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

AMPIO PHARMACEUTICALS, INC.

Date: March 27, 2023	By:	/s/ Michael A. Martino
Michael A. Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 27, 2023.

Signature	Title

/s/ Michael A. Martino	Chief Executive Officer (Principal Executive Officer) and Director
Michael A. Martino

/s/ Daniel G. Stokely	Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel G. Stokely

/s/ David R. Stevens	Director
David R. Stevens

/s/ J. Kevin Buchi	Director
J. Kevin Buchi

/s/ Elizabeth Varki Jobes	Director
Elizabeth Varki Jobes

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Ampio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and cash used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Evaluation of Long-lived Assets and Right-of-use Asset

As described in Note 2, the Company performs an evaluation on an annual basis, or sooner if management believes a triggering event has occurred, of the recoverability related to the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets may be impaired and if any adjustment is warranted. The Company recorded impairment charges of $1.6 million and $0.3 million on its long-lived and ROU assets, respectively, during the year ended December 31, 2022.

We identified the impairment evaluation of long-lived assets and right-of-use asset as a critical audit matter because of significant judgements made by management to estimate the fair value of the long-lived assets and right-of-use asset. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve internal valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.

The primary procedures we performed to address this critical audit matter included:

•	Testing management’s process for assessing impairment of long-lived assets, including the timing of the triggering events leading to the impairment. We corroborated key events through review of board minutes, external press releases, corroborating inquiries of management, and direct testing of the reduction in force.
•	Utilizing our internal valuation specialist to assist in testing the methodologies and significant assumptions, including marketability of long-lived assets, and calculations of management’s fair value estimates.
•	Performing appropriate mathematical checks of supporting schedules related to the assumptions, data, methodology and models used in the valuation report, including the completeness and accuracy of the fixed asset detail used in impairment analysis, as well as the impairment adjustment and agreeing to general ledger.

/s/ Moss Adams LLP

Denver, Colorado

March 27, 2023

We have served as the Company’s auditor since 2019.

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$12,653,000	$33,892,000
Prepaid expenses and other	676,000	1,740,000
Total current assets	13,329,000	35,632,000

Fixed assets, net	184,000	2,564,000
Right-of-use asset, net	75,000	629,000
Total assets	$13,588,000	$38,825,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$852,000	$4,811,000
Lease liability-current portion	340,000	311,000
Total current liabilities	1,192,000	5,122,000

Lease liability-long-term	274,000	614,000
Warrant derivative liability	44,000	5,805,000
Asset retirement obligation	289,000	—
Total liabilities	1,799,000	11,541,000

Commitments and contingencies (Note 6 and Note 13)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 15,102,877 as of December 31, 2022 and 15,172,111 as of December 31, 2021	2,000	2,000
Additional paid-in capital	245,726,000	244,884,000
Accumulated deficit	(233,939,000)	(217,602,000)
Total stockholders’ equity	11,789,000	27,284,000

Total liabilities and stockholders’ equity	$13,588,000	$38,825,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

	Year Ended December 31,
	2022	2021

Operating expenses
Research and development	$8,916,000	$11,900,000
General and administrative	11,466,000	8,671,000
Long-lived assets impairment	1,614,000	—
Right-of-use asset impairment	322,000	—
Total operating expenses	22,318,000	20,571,000

Other income
Interest income	220,000	4,000
Derivative gain	5,761,000	3,492,000
Total other income	5,981,000	3,496,000

Net loss	$(16,337,000)	$(17,075,000)

Net loss per common share:
Basic	$(1.08)	$(1.29)
Diluted	$(1.47)	$(1.51)

Weighted average number of common shares outstanding:
Basic	15,072,308	13,286,605
Diluted	15,072,308	13,664,202

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	12,909,017	$2,000	$218,041,000	$(200,527,000)	$17,516,000

Issuance of common stock for services	3,604	—	80,000	—	80,000
Share-based compensation, net of forfeitures	—	—	2,724,000	—	2,724,000
Stock options exercised, net	25,774	—	120,000	—	120,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(7,572)	—	(186,000)	—	(186,000)
Warrants exercised, net	39,215	—	114,000	—	114,000
Shares issued in connection with restricted stock awards	119,000	—	—	—	—
Issuance of common stock in connection with the "at-the-market" equity offering program	416,406	—	10,511,000	—	10,511,000
Issuance of common stock and warrants in connection with the registered direct offering	1,666,667	—	22,497,000	—	22,497,000
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(512,000)	—	(512,000)
Offering costs related to the issuance of common stock and warrants in connection with the registered direct offering	—	—	(1,816,000)	—	(1,816,000)
Fair value related to the issuance of warrants in connection with the registered direct offering	—	—	(6,689,000)	—	(6,689,000)
Net loss	—	—	—	(17,075,000)	(17,075,000)

Balance at December 31, 2021	15,172,111	2,000	244,884,000	(217,602,000)	27,284,000

Share-based compensation, net of forfeitures	—	—	1,462,000	—	1,462,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(9,234)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock and warrants in connection with the registered direct offering	—	—	(32,000)	—	(32,000)
Restricted stock award forfeitures	(60,000)		(509,000)		(509,000)
Net loss	—	—	—	(16,337,000)	(16,337,000)

Balance at December 31, 2022	15,102,877	2,000	245,726,000	(233,939,000)	11,789,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2022	2021

Cash flows used in operating activities
Net loss	$(16,337,000)	$(17,075,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	1,462,000	2,724,000
Restricted stock award compensation, forfeitures	(509,000)	—
Issuance of common stock for services	—	80,000
Depreciation and amortization	1,048,000	1,094,000
Long-lived assets impairment	1,614,000	—
Right-of-use asset impairment	322,000	—
Accretion of asset retirement obligation	7,000	—
Derivative gain	(5,761,000)	(3,492,000)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other	1,064,000	(593,000)
(Decrease) increase in accounts payable and accrued expenses	(3,959,000)	3,262,000
Decrease in lease liability	(79,000)	(89,000)
Net cash used in operating activities	(21,128,000)	(14,089,000)

Cash flows used in investing activities
Purchase of fixed assets	—	(97,000)
Net cash used in investing activities	—	(97,000)

Cash flows (used in) provided by financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	—	10,512,000
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	—	(512,000)
Proceeds from sale of common stock and warrants in connection with the registered direct offering	—	22,500,000
Costs related to the sale of common stock and warrants in connection with the registered direct offering	(32,000)	(1,816,000)
Proceeds from warrant and stock option exercises, net	—	234,000
Funding of tax obligation relative to shares withheld in connection with restricted stock awards	(79,000)	(186,000)
Net cash (used in) provided by financing activities	(111,000)	30,732,000

Net change in cash and cash equivalents	(21,239,000)	16,546,000

Cash and cash equivalents at beginning of period	33,892,000	17,346,000
Cash and cash equivalents at end of period	$12,653,000	$33,892,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,159,000	$1,016,000
Recognition of asset retirement obligation	$282,000	$—

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a pre-revenue stage biopharmaceutical company, located in Englewood, CO, that is currently focused on the preclinical development of AR-300 and currently conducting studies to evaluate the efficacy of AR-300 in osteoarthritis related pain.

The Company’s core activities relate to research and development and raising capital. The Company has not generated operating revenue to date.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. The Company has retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts in the consolidated financial statements as of December 31, 2022 and December 31, 2021. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share. The Company also retroactively applied such adjustments in the notes to the consolidated financial statements as of December 31, 2022 and December 31, 2021. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity, the clinical trial accrual, projected useful lives and potential impairment of long-lived assets and ROU asset (“right-of-use asset”). The Company develops these estimates using its judgment based upon the facts and circumstances known at the time.

Cash and Cash Equivalents

The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. On March 10, 2023, the Federal Deposit Insurance Corporation (“FDIC”) placed Silicon Valley Bank (SVB) into receivership. At that time, the Company held approximately $1,250,000 in a deposit account at SVB. The balance of the Company’s cash was held in an investment account that is not a deposit account and therefore, these amounts would not be impacted by the FDIC’s receivership of SVB or subject to FDIC insurance limits. Following the joint statement by the U.S. Treasury, Federal Reserve and the FDIC on March 12, 2023, the Company regained access to all of its deposit account funds. The Company refined its cash management strategy in order to further mitigate the potential risk of loss associated with deposit accounts balances in excess of the FDIC insured amount.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the years ended December 31, 2022 and 2021, the Company has maintained balances in excess of federally insured limits.

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

Impairment of Long-Lived Assets

The Company performs an evaluation on an annual basis, or sooner if management believes a triggering event has occurred, of the recoverability related to the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets may be impaired and if any adjustment is warranted. The Company recorded impairment charges of $1.6 million and $0.3 million on its long-lived and ROU assets, respectively, during the year ended December 31, 2022. No impairment existed for long-lived or ROU assets at December 31, 2021.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses, and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. The warrant derivative liability is recorded at estimated fair value based on utilization of the Black-Scholes warrant pricing model depending on facts and circumstances. See Note 7 and Note 8 for additional information on the warrant derivative liability.

Share-Based Compensation

The Company accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the share-based payments on the date of grant. The Company determines the estimated fair value of the share-based payments granted using the fair market value or Black-Scholes option pricing model and recognizes compensation costs ratably over the requisite service period which approximates the vesting period using the graded method. See Note 10 for additional information on share-based compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The overall change in deferred tax assets and liabilities for the period measures the deferred tax expense or benefit for the period. The measurement of deferred tax assets may be reduced by a valuation allowance based on judgmental assessment of available evidence if deemed more likely than not that some or all of the deferred tax assets will not be realized. The Company has recorded a valuation allowance against all of its net deferred tax assets, as management has concluded that it is more likely than not that the net deferred tax asset will not be realized through projected future taxable income, based primarily on the Company’s ongoing history of operating losses and the lack of taxable income in the foreseeable future. See Note 11 for additional information on income taxes.

Research and Development

Research and development costs are expensed as incurred in the respective periods.

Liquidity

The company recognized a net loss of $16.3 million, which is primarily attributable to operating expenses of $22.3 million, partially offset by the non-cash derivative gain of $5.8 million (see Note 8) and interest income of $0.2 million. The Company used $21.1 million of cash to fund business operations for the year ended December 31, 2022 and ended the year with an accumulated deficit and stockholders’ equity of $233.9 million and $11.8 million, respectively. As a pre-revenue stage biopharmaceutical company, the Company has not generated any operating revenues or profits since inception. Based on current cash flow projections, management believes that additional capital will be required to fund the business subsequent to December 31, 2023. Our current projection which contemplates the completion of the preclinical studies for AR-300 and, depending on the data results, taking additional steps toward the filing of an IND reflects that we should have sufficient liquidity to fund operations through the fourth quarter 2023. This projection is based on many assumptions that may prove to be incorrect. As such, it is possible that we could exhaust our available cash and cash equivalents earlier than presently anticipated. Due to the current level of liquidity at December 31, 2022 and the projected shortfall to cover operating expenses requiring cash for a period of 12 months from the report date of the annual report, management has expressed substantial doubt as to our ability to continue as a going concern.

Over this period, we have continued to be focused on research and pre-clinical / clinical drug development all of which has required raising a substantial amount of capital.

Recently, we announced that we completed clinical trial reports for all legacy Ampion trials and submitted those reports to the appropriate agencies for review and ultimate publication on Clinical Trials.gov. In addition, we also informed the FDA that we have discontinued further development of the product and withdrawn the INDs. The combination of these activities concludes the development efforts on Ampion.

In addition, we have continued to focus on reducing operating costs, including but not limited to, the reduction of personnel expense to correspond to the conclusion of development efforts relating to Ampion and have engaged a nationally recognized commercial real estate broker to assist with sublease of the existing office space. As previously stated, we are currently conducting preclinical studies to evaluate the safety and efficacy of AR-300 with the initial target for treatment of OAK.

Adoption of Recent Accounting Pronouncements

The Company has not adopted any recent accounting pronouncements during the year ended December 31, 2022, as none were deemed to be applicable.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standard Board (the “FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company plans to early adopt ASU 2020-06 in the first quarter of 2023; the adoption is not expected to have a material impact on the Company’s financial statements.

This Annual Report on Form 10-K does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Unamortized commercial insurance premiums	$610,000	$465,000
Deposits	34,000	884,000
Professional fees	19,000	235,000
Clinical trial inventory	—	72,000
Other	13,000	84,000
Total prepaid expenses and other	$676,000	$1,740,000

Note 4 – Fixed Assets

Fixed assets balances, net of accumulated depreciation, as of December 31, 2022 and 2021 are as follows:

	Estimated
	Useful Lives
	(in Years)	December 31, 2022	December 31, 2021

Leasehold improvements	10	$4,965,000	$6,075,000
Manufacturing facility/clean room	3 - 8	2,803,000	2,984,000
Lab equipment and office furniture	5 - 8	1,661,000	1,739,000
Fixed assets, gross		9,429,000	10,798,000
Accumulated depreciation		(9,245,000)	(8,234,000)
Fixed assets, net		$184,000	$2,564,000

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company assesses all of its long-lived assets for impairment when impairment indicators are identified. Based on the assessment at September 30, 2022, the Company recorded a non-cash impairment related to its long-lived assets which was triggered by the Company’s announcement during the current reporting period that it was discontinuing further development of its lead pipeline asset, Ampion. The Company utilized a market valuation approach for determining the fair value of the ROU asset and a combination of the indirect cost approach and market approach for determining the fair value of the long-lived fixed assets. Based on this analysis, we concluded that the carrying value of the assets exceeded its undiscounted cash flows, and, as such, an impairment loss, calculated as the difference between carrying value and fair value, was deemed necessary. Accordingly, the Company recorded a $1.6 million impairment loss during the third quarter of 2022 as a direct reduction to the cost basis of the affected assets.

Depreciation expense as of December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
	2022	2021

Depreciation and amortization expense	$1,048,000	$1,094,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021

Accounts payable	$97,000	$427,000
Clinical trials	89,000	2,995,000
Professional fees	157,000	510,000
Commercial insurance premium financing	189,000	269,000
Accrued severance	143,000	—
Accrued compensation	—	389,000
Other	177,000	221,000
Accounts payable and accrued expenses	$852,000	$4,811,000

Commercial Insurance Premium Financing Agreement

In June 2022, the Company entered into an insurance premium financing agreement for $1.2 million, with a term of eight months and an annual interest rate of 3.98% and made a down payment of $402,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $95,000 per month over the remaining term of the agreement. The outstanding obligation of $189,000 as of December 31, 2022 was paid in full in February 2023.

Note 6 – Commitments and Contingencies

Key Clinical Research Trial Obligations

Osteoarthritis of the Knee

AP-013 study

In December 2020, the Company entered into an initial contract with a clinical research organization (“CRO”) in reference to the AP-013 study totaling $1.4 million. The contractual provisions required a retainer of $315,000, which was applied to study expenses as further defined by the contract. The Company entered into change orders to the initial contract in February 2022 totaling $0.2 million and April 2022 totaling $0.7 million which reflected the final costs to close out the study. The Company had an outstanding future contractual commitment of $120,000 (net of the $315,000 deposit) as of December 31, 2021. As of December 31, 2022, trial activities and related services have been completed and, as such, there is no commitment for future services.

Inhaled treatment for COVID-19 patients

AP-018 study and AP-019 study

In March 2021, the Company entered into a contract with a CRO totaling $318,000 in reference to a Phase 1 study for at-home treatment utilizing inhaled Ampion to treat patients with Long-COVID, or prolonged respiratory symptoms due to COVID-19 (the “AP-018 study”). Subsequent to March 2021, the Company agreed to a contractual amendment totaling $946,000 resulting in a total contractual commitment of $1.3 million. As of December 31, 2022, trial activities and related services have been completed and, as such, there is no commitment for future services.

In June 2021, the Company entered into a contract with a CRO totaling $2.6 million in reference to a multicenter Phase 2 clinical trial, using inhaled Ampion in the treatment of respiratory distress due to COVID-19 (the “AP-019 study”). The contractual amount was subsequently amended by $0.9 million resulting in a total contractual commitment of $3.5 million. The AP-019 study has been completed as of December 31, 2022 and, as such, there is no commitment for future services.

Intravenous (“IV”) treatment for COVID-19 patients

AP-017 study

In December 2020, the Company entered into a contract with a CRO totaling $1.8 million in reference to a multicenter Phase 2 clinical trial utilizing IV Ampion in the treatment of patients with COVID-19 requiring oxygen supplementation (the “AP-017 study”). The Company stopped the trial after an interim analysis which reflected enrollment of 35 subjects and resulted in a favorable net contractual adjustment and revised contractual commitment of $0.5 million and $1.3 million, respectively. The AP-017 study was completed as of December 31, 2022 and, as such, there is no commitment for future services.

Employment Agreements

As of December 31, 2022, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve as the Company’s Chief Financial Officer with a term ending in October 2024 and at an initial base salary of $335,000. On August 30, 2022, the Company amended the existing employment agreement, originally dated November 22, 2021 that specified an initial base salary of $550,000, with Michael A. Martino to serve as the Company’s Chief Executive Officer. The employment term was extended to November 22, 2023. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged. Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement totaled $250,000 and was to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022 and during September paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000.

Facility Lease

In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives. In accordance with the provisions of the lease agreement, the Company is legally obligated to dismantle and remove certain components of leasehold improvements at the end of the lease term. (See also Note 15.) In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of a liability for an asset retirement obligation in the amount of $0.3 million which was capitalized as part of the cost of leasehold improvements.

The Company adopted the FASB issued ASC 842, “Leases (Topic 842)” effective January 1, 2019. With the adoption of ASC 842, the Company recorded an operating right-of-use (“ROU”) asset and an operating lease liability on its balance sheet. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. ROU lease assets and obligations are recognized at the commencement date based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate of 5.75%, based on the information available at the commencement date in determining the present value of the lease payments. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as both current in part and long-term on the balance sheet.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of December 31, 2022:

	Facility Lease Payments	2023	2024	2025	2026	2027	Thereafter

Remaining Facility Lease Payments	$644,000	$364,000	$280,000	$—	$—	$—	$—
Less: Discount Adjustment	(30,000)
Total lease liability	$614,000

Lease liability-current portion	$340,000

Long-term lease liability	$274,000

The Company reviews the potential for impairment of the ROU asset consistent with the approach applied to other long-lived assets. ROU assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. Accordingly, the Company recorded a $0.3 million impairment loss on the right-of-use asset, recorded in operating expenses and against the ROU asset, during the year ended December 31, 2022. The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of December 31, 2022:

ROU Asset

Balance as of December 31, 2021	$629,000
Amortization	(232,000)
Impairment loss	(322,000)
Balance as of December 31, 2022	$75,000

The Company recorded lease expense in the respective periods is as follows:

	Year Ended December 31,
	2022	2021

Lease expense	$311,000	$275,000

Note 7 – Warrants

The Company has issued both equity (“placement agent”) and liability classified (“investor”) warrants in conjunction with equity raises. The Company had a total of 0.1 million equity-classified warrants and 1.0 million liability-classified warrants outstanding as of December 31, 2022.

The following table summarizes the Company’s warrant activity:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2021	1,220,194	$ 15.36	4.24
Warrants expired	(155,057)	$ 11.40
Outstanding as of December 31, 2022	1,065,137	$ 15.94	3.80

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$ 16.50	Investor	1,000,000		3.96
August 2018 public offering	$ 6.00	Investor	10,227		0.61
June 2019 public offering	$ 7.50	Placement agent	54,910		1.46
Outstanding as of December 31, 2022			1,065,137	$ 15.94	3.80

In connection with the December 2021 registered direct offering, the Company issued investor warrants to purchase an aggregate of 1.0 million shares of common stock at an exercise price of $16.50 with a term of five years and are immediately exercisable (see Note 9). Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2022 and 2021, these warrants had a fair value of $44,000 and $5.6 million, respectively. The assumptions, using the Black-Scholes valuation model as of December 31, 2022, and at issuance were as follows:

Assumptions for warrants issued December 15, 2021:	December 31, 2022	December 31, 2021

Exercise Price	$ 16.50	$ 16.50
Volatility	121%	101%
Equivalent term (years)	3.96	4.96
Risk-free interest rate	4.11%	1.25%
Number of warrants	1,000,000	1,000,000
Derivative liability	$ 44,000	$ 5,597,000

In connection with the August 2018 confidentially marketed public offering, the Company issued investor warrants to purchase an aggregate of 1.3 million shares of common stock at an exercise price of $6.00 with a term of five years. Due to certain derivative features, these warrants were accounted for under liability accounting and are recorded at fair value each reporting period. As of December 31, 2022 and 2021, these warrants had a fair value of approximately $0 and $52,000, respectively. The assumptions, using the Black-Scholes valuation model, as of

December 31, 2022, December 31, 2021, and at issuance were as follows:

Assumptions for warrants issued August 13, 2018:	December 31, 2022	December 31, 2021

Exercise Price	$ 6.00	$ 6.00
Volatility	200%	107%
Equivalent term (years)	0.61	1.61
Risk-free interest rate	4.75%	0.60%
Number of warrants	10,227	10,227
Derivative liability	$ -	$ 52,000

In connection with the June 2017 registered direct offering, the Company issued investor warrants to purchase an aggregate of 733,334 shares of common stock at an exercise price of $11.40 with a term of five years. Due to certain derivative features, these warrants are accounted for under liability accounting and are recorded at fair value each reporting period. The investor warrants expired on June 1, 2022. As of December 31, 2021, these warrants had a fair value of $156,000. Significant assumptions as of December 31, 2021 were as follows:

Assumptions for warrants issued June 2, 2017:	December 31, 2021

Exercise Price	$ 11.40
Volatility	92%
Equivalent term (years)	0.42
Risk-free interest rate	0.15%
Number of warrants	135,128
Derivative liability	$ 156,000

There were no issuances or exercises of warrants during the year ended December 31, 2022. The total value for the warrant derivative liability as of December 31, 2022 was approximately $44,000 (see Note 8).

During the year ended December 31, 2021, the Company issued 18,940 shares of its common stock as a result of the exercise of investor warrants with an exercise price of $6.00. The Company received proceeds of $114,000 during the period related to these investor warrant exercises. In addition, former placement agents elected to exercise 35,249 of their warrants utilizing the net exercise option, where the total number of shares of common stock issued was reduced to cover the exercise price and, as such, the Company issued 20,275 shares of common stock. The Company did not receive any cash related to the exercise of placement agent warrants.

Note 8 – Fair Value Considerations

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2022
Liabilities:
Warrant derivative liability	$—	$—	$44,000	$44,000

December 31, 2021
Liabilities:
Warrant derivative liability	$—	$—	$5,805,000	$5,805,000

The recurring warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all the relevant assumptions that address the features underlying these instruments. The significant assumptions in valuing the warrant derivative liability as of December 31, 2022, December 31, 2021, and at issuance are disclosed in Note 7.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of December 31, 2021	$5,805,000
Change in fair value	(5,761,000)
Balance as of December 31, 2022	$44,000

Note 9 – Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of December 31, 2022 and 2021.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

December 31, 2022

Authorized shares	300,000,000

Common stock outstanding	15,102,877
Options outstanding	297,460
Warrants outstanding	1,065,137
Reserved for issuance under 2019 Stock and Incentive Plan	441,300
Available shares for future issuance	283,093,226

Registered Direct Offering

In December 2021, the Company completed a registered direct offering whereby it issued 1.67 million shares of its common stock at a price of $13.50 per share, along with investor warrants to purchase up to 1.0 million shares of common stock, generating gross proceeds of $22.5 million. In connection with this offering, the Company entered into a Placement Agent Agreement with the placement agent. Pursuant to the Placement Agent Agreement, the placement agent received a 7% commission of $1.6 million, and $75,000 as compensation for other costs related to the offering. The Company also incurred expenses related to legal, accounting, and other registration costs of $167,000. The shares and warrants were offered and sold pursuant to the Company’s shelf registration statement.

The investor warrants issued in connection with the registered direct offering have an exercise price of $16.50 per share and are immediately exercisable with a term of five years from issuance. Based on the terms of the warrant and related securities law, the contract does not meet the criteria within Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” to permit the company to settle in unregistered shares. Therefore, the Company could be forced to cash settle the warrants. Based on this derivative feature, these warrants must be accounted for as a liability at fair value under ASC 815. On the date of issuance, these warrants were valued at $6.7 million, using the Black-Scholes valuation model (see Note 7) and represents a reduction in additional paid-in capital at the time of issuance.

ATM Equity Offering Program

Sales Agreement

In February 2020, the Company entered into a Sales Agreement with two agents to implement an “at the market” (ATM) equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement. Due to its terms and conditions, the Company does not anticipate any sales of stock under the Sales Agreement.

During the year ended December 31, 2022, the Company had no activity under the ATM equity offering program. During December 31, 2021, the Company sold 416,406 shares of common stock which resulted in net proceeds of $10.0 million after deducting $0.5 million for placement agent commissions and issuance costs.

Issuance of Common Stock for Services

The Company issued 3,604 shares of common stock under the Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”), valued at $80,000, as partial compensation for the services of non-employee directors, during the year ended December 31, 2021. During the year ended December 31, 2022, the Company did not issue any shares of common stock as partial compensation for the services of non-employee directors.

Note 10 – Equity Instruments

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of December 31, 2022:

2019 Plan

Total shares reserved for equity awards as of December 31, 2021	294,489
Options granted	(106,555)
Forfeited, expired and/or cancelled equity option awards	184,132
Forfeited, expired and/or cancelled equity restricted stock awards	60,000
Shares forfeited to settle exercise price and tax obligation	9,234
Remaining shares available for future equity awards as of December 31, 2022	441,300

Options

The Company’s stock option activity is summarized in the table below:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2021	500,466	$16.81	7.36	$—
Granted	106,555	$7.14
Forfeited, expired and/or cancelled	(309,561)	$15.26
Outstanding as of December 31, 2022	297,460	$14.97	6.41	$—
Exercisable as of December 31, 2022	257,216	$15.85	6.59	$—

Outstanding options that were issued in accordance with the 2010 Plan and 2019 Plan are summarized in the table below:

Outstanding Options by Plan	December 31, 2022
2010 Plan	116,571
2019 Plan	180,889
Outstanding as of December 31, 2022	297,460

Stock options outstanding at December 31, 2022 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $7.50	63,457	$6.67	3.73
$7.51 - $15.00	140,327	$10.39	6.45
$15.01 - $22.50	53,600	$17.30	8.83
$22.51 and above	40,076	$40.98	7.31
Total	297,460	$14.97	6.41

Restricted Stock Awards

In connection with the three executive employment agreements issued in October 2021, the Company awarded 119,000 shares of restricted stock in accordance with the 2019 Plan, of which a portion vested immediately, with the remaining shares of restricted stock awards vesting annually on January 1st until 2025. The 2019 Plan allows the restricted stock award grantee to authorize the Company to withhold shares of common stock to settle the tax obligation at such time the shares vest. The shares of restricted stock that vested immediately were subject to statutory tax withholdings and all three employees authorized the Company to withhold shares of common stock to settle the tax obligation, which resulted in a forfeiture of 9,234 shares of common stock, due to the termination of two executives during 2022, and 15,233 net shares of common stock being issued during the year ended December 31, 2022.

The restricted stock awards activity for the twelve-month period ended December 31, 2022 is summarized in the table below:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2021	97,867	$24.60
Vested	(24,467)	$24.60	$—
Forfeited	(60,000)
Nonvested as of December 31, 2022	13,400	$24.60

Share-based Compensation

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company computed the fair value of options granted and modified during the period ended December 31, 2022 and December 31, 2021, using the following assumptions:

Year Ended December 31,
	2022	2021

Expected volatility	116.83% - 119.43%	113% - 127%
Risk free interest rate	1.26% - 1.94%	0.78% - 1.38%
Expected term (years)	5.45 - 6.51	5.00 - 6.50

Based on these assumptions, the Company recognized approximately $1.1 million of share-based compensation related to options, which was partially offset by $0.2 million due to reversals for non-vested shares for director and employee forfeitures during the year ended December 31, 2022.

The Company also computes the fair value for all restricted stock awards based on the closing stock price on the grant date and recognizes share-based compensation ratably over the requisite service period which approximates the vesting period. The Company recognized $0.5 million of share-based compensation relating to restricted stock awards which was fully offset by $0.5 million due to forfeitures.

Share-based compensation expense related to the fair value of stock options and restricted stock awards is included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. The Company determined the fair value as of the date of grant for options using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31,
	2022	2021
Research and development expenses
Share-based compensation, net of forfeitures	$139,000	$46,000

General and administrative expenses
Issuance of common stock for services (see Note 9)	—	80,000
Share-based compensation, net of forfeitures	814,000	2,678,000

Total share-based compensation, net of forfeitures	$953,000	$2,804,000

Unrecognized share-based compensation expense related to stock options as of December 31, 2022	$185,000

Weighted average remaining years to vest for stock options	1.42

Unrecognized share-based compensation expense related to restricted stock awards as of December 31, 2022	$116,000

Weighted average remaining years to vest for restricted stock awards	2.01

Note 11 – Income Taxes

Income tax expense (benefit) resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in the Company’s financial statements. The following table reflects the reconciliation for the respective periods:

	Years Ended December 31,
	2022	2021
Benefit at federal statutory rate	(21.0)%	(21.0)%
State, net of federal income tax impact	(4.0)%	(4.4)%
Stock-based compensation	4.0%	0.1%
Registered offering gain/warrant expense	(7.2)%	(4.6)%
Change in state deferred tax rate	1.5%	0.0%
Expiration of tax attribute carryforwards	0.6%	1.1%
Other	0.0%	2.1%
Change in valuation allowance	26.1%	26.7%
Effective tax rate	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Years Ended December 31,
	2022	2021
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$3,000	$96,000
Interest expense carryforward	—	73,000
ROU asset	(18,000)	(155,000)
Lease liability	150,000	228,000
Net operating loss carryforward	50,196,000	47,858,000
Share-based compensation	459,000	1,050,000
Unrealized loss on trading security	768,000	772,000
Property and equipment	606,000	113,000
Warrants	65,000	96,000
Capitalized development costs	2,093,000	—
Asset retirement obligation	68,000	—
Other	1,000	1,000
Less: Valuation allowance	(54,391,000)	(50,132,000)
Total long-term deferred income tax assets (liabilities)	$—	$—

As of December 31, 2022, Ampio has approximately $205.0 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire from 2023 through 2037. Approximately $74.5 million of the NOL carryforward carries forward indefinitely. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

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

The Company believes that it has no material uncertain tax positions and has fully reserved against its future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2019 or for Colorado before 2018. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

Note 12 – Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net loss	$(16,337,000)	$(17,075,000)
Less: decrease in fair value of investor warrants	(5,761,000)	(3,492,000)
Net loss available to common stockholders	$(22,098,000)	$(20,567,000)

Basic weighted-average common shares outstanding	15,072,308	13,286,605
Add: dilutive effect of equity instruments	—	377,597
Diluted weighted-average shares outstanding	15,072,308	13,664,202
Earnings per share – basic	$(1.08)	$(1.29)
Earnings per share – diluted	$(1.47)	$(1.51)

The potentially dilutive shares of common stock equivalents that have been excluded from the calculation of net loss per share because of the anti-dilutive effect as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Warrants to purchase shares of common stock	1,065,137	842,597
Outstanding stock options	297,460	500,466
Restricted stock awards	13,400	97,867
Total potentially dilutive shares of common stock	1,375,997	1,440,930

Note 13 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. In addition, as of December 31, 2022, Ampio was involved in the following material pending legal proceedings:

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

The Complaint relies largely on Ampio’s announcement on May 16, 2022, that it had formed a special Board committee to investigate the statistical analysis of Ampio’s AP-013 clinical trial and the unauthorized provision of Ampion to various individuals who were not participating in clinical trials, and Ampio’s further announcement on August 3, 2022, that the investigation had revealed that various employees were aware that the AP-013 trial did not demonstrate efficacy for Ampion’s primary endpoints and did not fully and timely report the results of the trial and the timing of unblinding data from the trial. Based on the Company’s reports, the Complaint asserts that various statements made by the Company during the Class Period were false and misleading because they: (i) inflated Ampio’s ability to successfully obtain FDA approval for Ampion; (ii) inflated the results of the AP-013 clinical trial and failed to disclose the timing of unblinding the data from the study; and (iii) overstated the Company’s business, operations and prospects.

The Complaint seeks an unspecified amount of compensatory damages as well as attorneys’ fees and costs. On October 17, 2022, six putative shareholders filed motions seeking to be named lead plaintiff. On November 7, 2022, two of the movants filed oppositions to each other’s motions; the remaining movants either withdrew their motions or filed non-oppositions to another putative shareholder’s motion. The Court has not yet ruled on the competing motions for appointment of lead plaintiff. In the interim, the Court approved the parties’ joint motion to stay proceedings, and all deadlines are deferred until after a decision on the lead plaintiff motion(s).

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

Based largely on the same allegations as the Kain securities fraud class action complaint (including Ampio’s reports in May and August, 2022, regarding its internal investigation and findings), the Complaint asserts that the individual defendants caused the Company to make false or misleading statements in its SEC filings by “hyp[ing Ampio’s] ability to successfully file a BLA for Ampion;” “exaggerate[ing] results of the AP-013 study;” “misstat[ing] the true timing of unblinding of data from the AP-013 study;” and “fail[ing] to maintain internal controls.” The Complaint also asserts that the defendants failed to exercise due care and comply with the Company’s policies and procedures designed to ensure Board and Audit Committee oversight of the business operations and that ethical business practices were maintained. It also contends that two of the defendants (Cherevka and Coelho) sold Company stock while in possession of material non-public information at artificially inflated prices in violation of the Company’s insider trading restrictions. The Complaint asserts that the individuals should not have received compensation while violating their duties to the

Company. The Complaint also alleges that the defendants caused the Company to repurchase its own stock at artificially inflated prices, causing damage to the Company itself.

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

On November 2, 2022, the Company and plaintiff (together with plaintiff in a second derivative action -- the Marquis action, discussed below) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel. That same day, the Company and plaintiff filed a stipulation providing the Company additional time to answer, move or otherwise respond to the Complaint.

On January 10, 2023, after the Company received additional extensions of time to respond, the Court granted consolidation of the Maresca and Marquis actions but denied appointment of co-lead counsel for plaintiffs without prejudice. On January 11, 2023, Plaintiffs renewed their motion for appointment of co-lead counsel. On January 12, 2023, the Court granted the renewed motion and appointed co-lead counsel for plaintiffs.

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

Marquis v. Martino, et al., 22-cv-2803-KLM

On October 25, 2022, putative shareholder Samantha Marquis filed a derivative complaint in the United States District Court for the District of Colorado, captioned Marquis v. Martino, et al., 22-cv-2803-KLM. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, Michael Macaluso, Holli Cherevka, David Bar-Or, David Stevens, Kevin Buchi, Philip Coelho, and Richard Giles, breached their fiduciary duties as directors and/or officers and violated Section 14(a) of the Exchange Act by causing the Company to file false and misleading proxy statements. The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by making or causing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts two causes of action on behalf of the Company: (1) violations of Section 14(a) of the Exchange Act against all defendants other than Cherevka; and (2) breach of fiduciary duty against all defendants. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory and restitution damages, together with pre- and post-judgment interest and costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio and the defendants to reform and improve the corporate governance and internal controls of the Company.

On November 2, 2022, the Company and plaintiff (together with plaintiff in the previously filed Maresca action, discussed above) filed a joint motion to consolidate the two derivative actions and appoint the lawyers representing the two plaintiffs as co-lead counsel.

On January 10, 2023, the Court granted consolidation of the Maresca and Marquis actions but denied appointment of co-lead counsel for plaintiffs without prejudice. On January 11, 2023, Plaintiffs renewed their motion for appointment of co-lead counsel. On January 12, 2023, the Court granted the renewed motion and appointed co-lead counsel for plaintiffs.

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

McCann v. Martino, et al., 2023cv30287

On January 27, 2023, putative shareholder John McCann filed a derivative complaint in the District Court, City & County of Denver, State of Colorado, captioned McCann v. Martino, et al., 2023cv30287. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, J. Kevin Buchi, David Stevens, Elizabeth Jobes, Holli Cherevka, David Bar-Or, Philip H. Coelho, and Richard B. Giles, breached their fiduciary duties as directors and/or officers by allowing the Company to issue false and misleading statements, The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by allowing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts five causes of action on behalf of the Company: (1) breach of fiduciary duty against the current directors; (2) gross mismanagement against the current directors; (3) waste of corporate assets against the current directors; (4) unjust enrichment against all defendants; and (5) breach of fiduciary duty by insider trading against defendants Cherevka and Coelho. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory damages, costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio to reform and improve the corporate governance and internal procedures of the Company.

Defendant Cherevka was served and by order dated February 9, 2023, obtained an extension of time to respond to the Complaint through March 31, 2023. On March 2, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the action, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On March 3, 2023, the Court granted the motion for temporary stay. Accordingly, all deadlines are deferred until the stay is terminated.

Ampio intends to defend itself vigorously against this action.

SEC Investigation

On October 12, 2022, the Securities and Exchange Commission, or SEC, entered an order directing private investigation and designating officers to take testimony to determine whether we or any other entities or persons have engaged in, or are about to engage in, any violations of the securities laws. The SEC has since issued subpoenas to the Company and numerous current and former officers, directors, employees and consultants of the Company. We intend to cooperate fully with the SEC.

Note 14 – Employee Benefit Plan

The Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company provided $67,000 matching employee contributions during the year ended December 31, 2022.

Note 15 – Subsequent Event

Ampio Pharmaceuticals, Inc. (the “Company”) is a party to a Lease Agreement (the “Lease”) with Beta Investors Group, LLC (successor by assignment to NCWP – Inverness Business Park, LLC) (the “Landlord”) dated December 13, 2013 pursuant to which the Company has leased office and manufacturing space in Suite 200 and Suite 204 in the building located at 373 Inverness Parkway, Englewood, Colorado (the “Premises”).

Effective March 1, 2023, the Company entered into a sublease agreement with the consent of the Landlord pursuant to which the Company will sublease the Premises for a term commencing on March 1, 2023 and continuing until the expiration of the Lease on September 30, 2024. However, the address of the Company’s principal executive offices continues to be 373 Inverness Parkway, Suite 200, Englewood, Colorado 80112.