Form 10-K/A
period 2022-12-31
Ampio Pharmaceuticals, Inc.
filed 2023-04-28
CIK 1411906

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

As of April 21, 2023, 15,102,877 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Cntents

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022, of Ampio Pharmaceuticals, Inc. (the “Company,” “we,” or “our”) which we filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Filing”). This Amendment is being filed to amend and restate Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K in their entirety to provide the information that the Company indicated that it would incorporate by reference from its Proxy Statement for the 2023 annual meeting of the stockholders in reliance on General Instruction G(3) to Form 10-K.

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

Table of Cntents

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our directors and our executive officers as of April 25, 2023.

Name	Age	Title
J. Kevin Buchi	67	Chair of the Board of Directors
David R. Stevens	74	Director
Elizabeth Varki Jobes	56	Director
Michael A. Martino	67	Chief Executive Officer and Director
Daniel G. Stokely	59	Chief Financial Officer

Michael A. Martino has served as a director of the Company since October 2021 and was appointed by the Board of Directors as our Chief Executive Officer on November 22, 2021. Mr. Martino previously served as President, Chief Executive Officer and a director of HemaFlo Therapeutics Inc., a private company focused on the treatment of acute kidney injury, since January 2016. Prior to HemaFlow, Mr. Martino was President and Chief Executive Officer of Ambit Biosciences, a company focused on the development of a drug to treat acute myeloid leukemia, from November 2011 to November 2014. Under his leadership, Ambit initiated a large, multi-national Phase III study; secured $25 million in private financing; completed a $90 million initial public offering; and ultimately sold the company to a large, Japanese pharmaceutical company for $450 million in cash plus future milestone payments. Mr. Martino also previously served as President, Chief Executive Officer and a director of Arzeda, a synthetic biology company, and Sonus Pharmaceuticals, an oncology drug development company. In addition, Mr. Martino currently serves on the board of Caravan Biologix, a private company primarily focused on the development of novel oncology drugs, and was a founding director at Excision BioTherapeutics, Inc. Mr. Martino has a BBA from Roanoke College, where he served as a Trustee from 2016 to 2020, and a MBA from Virginia Tech. Mr. Martino has extensive experience in life sciences and his experience as the chief executive officer and director of other pharmaceutical companies, both public and private, leading drug development from preclinical through Phase 3 clinical trials, transacting mergers, and leading capital raises are the attributes that qualify him to serve as a member of our Board.

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

J. Kevin Buchi has served as a member of our Board since October 2021. Mr. Buchi, who previously served as the lead independent director, was elected as Chair of the Board on May 28, 2022. Mr. Buchi is the former President and Chief Executive Officer of Cephalon, Inc., having also served as corporate vice president of global branded products at Teva Pharmaceutical Industries Limited after Teva acquired Cephalon in October 2011. Mr. Buchi also served as President and Chief Executive Officer of TetraLogic Pharmaceuticals and of Biospecifics Technologies. Mr. Buchi joined Cephalon in 1991 and held various leadership positions during his tenure, including Chief Financial Officer and

Table of Cntents

Chief Operating Officer, before becoming Cephalon’s Chief Executive Officer in 2010. In addition, Mr. Buchi currently serves as a Director of Amneal Pharmaceuticals, Inc. and Benitec Biopharma Ltd. Mr. Buchi previously served on the boards of several pharmaceutical companies, including Dicerna Pharmaceuticals, EPIRUS Biopharmaceuticals, Inc., Alexza Pharmaceuticals, Inc., and Forward Pharma A/S. He holds a B.A. in Chemistry from Cornell University and a Master of Management, Accounting, and Finance from the Northwestern University Kellogg School of Management. Mr. Buchi has served on our board since October 2021. Mr. Buchi’s extensive experience as a senior executive and board member in the pharmaceutical industry provide him with knowledge of a broad range of unique insights into the industry of our business, and these are the attributes that qualify him to serve as a member of our Board.

Elizabeth Varki Jobes has served as a member of our Board since February 2022. Ms. Jobes has nearly three decades of legal and compliance experience. As a practicing attorney, she has built and guided compliance and legal programs for small- and medium-size biopharmaceutical corporations. She currently serves as Senior Vice President and Global Chief Compliance Officer at Amryt Pharmaceuticals Inc., where she led the development and implementation of a global compliance program following the acquisition of Aegerion Pharmaceuticals. In January of 2023, Ms. Jobes joined the board of directors of Blue Foundry Bank (the “Bank”), a wholly-owned subsidiary of Blue Foundry Bancorp (NASDAQ: BLFY), where she is also a member of the Bank’s Audit Committee. Previously, Ms. Jobes held leadership positions at many biopharmaceutical companies, including: Senior Vice President, Chief Compliance Officer North America for EMD Serono, Inc.; Global Chief Compliance Officer and Legal Counsel for Spark Therapeutics, Inc.; Senior Vice President, Chief Compliance Officer for Auxilium Pharmaceuticals, Inc.; Vice President, Chief Compliance Officer for Adolor Corporation; and Senior Director, Global Compliance for Cephalon, Inc. and Board Member for Eyam Vaccines, Inc. Mrs. Jobes’ extensive experience as a senior executive in the pharmaceutical industry, with an extensive focus developing and implementing industry specific regulatory and compliance programs for small to medium-size biopharmaceutical companies, are the attributes that qualify her to serve as a member of our Board.

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

Table of Cntents

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

The members of our Audit Committee are Mr. Buchi, Dr. Stevens and Ms. Jobes. Mr. Buchi is our Audit Committee Chair. Our Board has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Buchi qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE American stock exchange (“NYSE American”) and SEC rules and regulations.

Compensation Committee. Our Compensation Committee oversees our corporate compensation policies, plans and programs. The Compensation Committee is responsible for, among other things:

●	reviewing and approving policies, plans and programs relating to compensation and benefits of our directors, officers and employees;
●	reviewing and approving compensation, corporate goals, and objectives relevant to compensation for our CEO and for executive officers other than our CEO;
●	evaluating the performance of our executive officers while considering established goals and objectives;
●	reviewing the executive compensation disclosure that is prepared by the Company for inclusion in the Company’s annual proxy statement or an amendment to Annual Report (i.e., Form 10-K/A);
●	assessing how the Company’s compensation programs encourage the taking of enterprise or other risks that may bear on the Company’s overall financial or operational performance; and

Table of Cntents

●	administering our equity compensations plans for our employees and directors.

The members of our Compensation Committee are Mr. Buchi, Ms. Jobes and Dr. Stevens. Dr. Stevens is the Chair of our Compensation Committee. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE American. We believe that the composition of our Compensation Committee meets the requirements for independence under the applicable requirements of the NYSE American and SEC rules and regulations.

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

The members of our Nominating and Governance Committee are currently Ms. Jobes and Dr. Stevens. Ms. Jobes is the Chair of our Nominating and Governance Committee. Our Board has determined that each member of our Nominating and Governance Committee satisfies the independence requirements of the NYSE American.

Our Nominating and Governance Committee and the Board have not yet established a succession plan for our CEO. Mr. Martino is currently serving as our CEO and is performing to the satisfaction of the Board. The Nominating and Governance Committee will evaluate the succession needs of the Company in the course of its duties.

Table of Cntents

Item 11.        Executive Compensation.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. We have retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts described in this Amendment. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share.

Named Executive Officers

For our fiscal year ended December 31, 2022, our named executive officers were: (i) Michael A. Martino, who has served as our CEO since November 2021 and (ii) Daniel G. Stokely, our CFO, who has served as our CFO and Secretary since July 2019. Holly Cherevka served as our President/COO between October 2021 and May 2022. We had no other executive officers serving during the year ended December 31, 2022.

The following table shows, for the fiscal years ended December 31, 2022 and December 31, 2021, compensation awarded to, paid to, or earned by our named executive officers.

Summary Compensation Table

						Option	All Other
					Stock	Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Awards ($)(1)	($)(1)	($) (3)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Named Executive Officers

Michael A. Martino
CEO	2022	548,141	—		—	120,000	—	668,141
	2021	60,417	—		—	700,301	—	760,618

Daniel G. Stokely
CFO	2022	335,000	—		—	—	11,725	346,725
	2021	296,364	5,000	(2)	549,400	—	—	850,764

Holli Cherevka (4)
Former President/COO	2022	210,546	—		—	—	4,375	214,921
	2021	301,591	5,000	(2)	820,000	—	—	1,126,591

(1)	The amounts reported under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of stock awards was computed based on the stock price on the grant date. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 10 to our financial statements included in the annual report on Form 10-K for the years ended December 31, 2022 and 2021, respectively.
(2)	The Company awarded a $5,000 holiday bonus during the year ended December 31, 2021.
(3)	The Company provides group term life insurance coverage in the amount of $20,000 for all employees, including the named executive officers, for a nominal annual premium amount. In addition, the Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company provided matching employee contributions during the year ended December 31, 2022.
(4)	Ms. Cherevka served as our President and Chief Operating Officer through May 31, 2022 and therefore, amounts for 2022 represent a partial year.

Table of Cntents

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding for each of the named executive officers as of December 31, 2022:

	Option Awards
				Equity Incentive
				Plan Awards:
		Number of		Number of
	Number of	Securities		Securities
	Securities	Underlying		Underlying
	Underlying	Unexercised		Unexercised	Option	Option
	Unexercised	Options		Unearned	Exercise	Expiration
Name	Options Exercisable	Unexercisable		Options	Price	Date

Named Executive Officers

Michael A. Martino	50,000	—		—	$ 17.10	11/22/2031
Michael A. Martino	3,889	6,111	(1)	—	$25.05	10/13/2031
Michael A. Martino	16,667	—		—	$8.55	1/1/2032
Daniel G. Stokely	1,334	—		—	$26.70	12/17/2030
Daniel G. Stokely	1,300	—		—	$ 8.81	1/2/2030
Daniel G. Stokely	17,367	—		—	$ 6.45	8/20/2029
Holli Cherevka	—	—		—	—	—
(1)	Mr. Martino’s unexercisable options become vested at 279 shares monthly on the 13th of each month until October 13, 2024. The option awards remain exercisable until their expiration on the ten-year anniversary of the date of grant subject to earlier forfeiture following termination of employment.

The following table provides a summary of restricted stock awards outstanding for each of the named executive officers as of December 31, 2022.

Stock Awards
HIDDEN_ROW				Equity Incentive
			Equity Incentive	Plan Awards:
	Number of Shares	Market Value of	Plan Awards:	Market or Payout
	of Stock	Shares of Stock	Number of Unearned	Value of Unearned
	that Have Not	that Have Not	Shares, Units, or Rights	Shares, Units, or Rights
Name	Vested (1)	Vested (2)	that Have Not Vested	that Have Not Vested
Named Executive Officer (1):

Michael A. Martino	—	$—	—	$—
Daniel G. Stokely	13,400	$3,018	—	$—
Holli Cherevka	—	$—	—	$—
(1)	The restricted stock award shown here was granted in October 2021. The unvested portion reflected in this column will vest equally on January 1 of each year through January 1, 2025.
(2)	The market value reflected in this column is based on a closing share price on December 30, 2022 of $0.2252.

Employment Agreements

We entered into a one-year employment agreement with Mr. Michael A. Martino, effective November 22, 2021 (the “Effective Date”) pursuant to which Mr. Martino serves as our Chief Executive Officer. This agreement provided

Table of Cntents

for an annual salary of $550,000, and an annual discretionary bonus of up to fifty percent (50%) of Mr. Martino’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Employment Agreement, Mr. Martino was awarded 50,000 options to purchase shares of the Company’s common stock, with 33,333 of such options vesting immediately and the remaining 16,667 options vesting on the one-year anniversary of the Effective Date. In addition, the Company agreed to grant Mr. Martino an additional 16,667 options to purchase shares of the Company’s common stock on January 1, 2022, with all of such options vesting on the one-year anniversary of the Effective Date. On August 30, 2022, the Company amended the existing employment agreement with Mr. Martino, extending the employment term to November 22,2023. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged.

On October 11, 2021, the Company entered into a new three-year employment agreement (the “Stokely Employment Agreement”) with Daniel G. Stokely, the Company’s Chief Financial Officer and principal financial officer. The Stokely Employment Agreement supersedes and replaces the Company’s prior employment agreement with Mr. Stokely entered into on July 9, 2019. The Stokely Employment Agreement provides for an annual base salary of $335,000 and an annual discretionary bonus of up to fifty percent (50%) of Mr. Stokely’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives established by the Compensation Committee. In connection with the Stokely Employment Agreement, Mr. Stokely was awarded 22,334 shares of restricted stock, with 4,467 shares vesting upon the effective date of the Stokely Employment Agreement, 4,467 shares vesting on January 1, 2022 and 4,467 additional shares vesting annually each year thereafter, such that all shares of restricted stock will be fully vested on January 1, 2025.

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

Effective May 31, 2022, the Company terminated the employment of Ms. Cherevka under the employment agreement previously entered into on October 11, 2021. Ms. Cherevka was not entitled to any severance or other amount under the October 2021 employment agreement. Additionally, due to Ms. Cherevka’s termination of employment, any outstanding stock options, restricted stock or other equity compensation ceased to vest and whether or not vested as of the termination date, became no longer exercisable and was cancelled.

Each officer is eligible to receive a discretionary annual bonus each year that will be determined by the Compensation Committee of the Board based on individual achievement and Company performance objectives established by the Compensation Committee. Included in those objectives, as applicable for the responsible officer, are (i) obtaining successful clinical trial results, and (ii) preparation and compliance with a fiscal budget. The targeted amount of the annual bonus for Messrs. Martino and Stokely is 50% of the applicable base salary, although the actual bonus may be higher or lower. For 2022, we did not pay a discretionary annual bonus to any named executive officer.

Potential Payments Upon Termination or Change in Control

Under the employment agreement with each of Mr. Martino and Mr. Stokely, the named executive officers serving at the end of 2022, if the executive’s employment is terminated by the Company without Cause or by the Executive for Good Reason, the executive would be entitled to a lump sum severance payment equal to 0.5 times his base salary in effect at the date of termination, less applicable withholding and certain offsetting payments. In addition, the vesting and exercisability of all then outstanding equity awards (excluding the performance-based awards) held by our executive would accelerate in full. Any performance-based award held by such executive would become vested and exercisable only if the applicable performance-based criteria are satisfied at the end of the applicable period relating to such award, at which time such performance-based award would become vested and exercisable on a pro-rated basis by

Table of Cntents

multiplying such award by a fraction, the numerator of which is the number of full months such executive was employed by the Company during the applicable performance period, and the denominator of which is the total number of months in such performance period. Any performance-based award for which the performance criteria are not satisfied within the applicable performance period would terminate at the end of such period. All severance payments, less applicable taxes and withholdings, are subject to our executive’s execution and delivery of a general release in a form acceptable to us, and is further conditioned upon complying with the confidentiality, non-solicitation, non-competition, intellectual property and post-termination cooperation obligations under his employment agreement. If the employment is terminated by the Company for Cause or by the executive without Good Reason, no severance would be payable by us.

“Good Reason” means, without our executive’s written consent:

●	with respect to all executives:
o	a material reduction of his compensation (except where there is a general reduction also applicable to the other members of the senior executive team); or
o	a material reduction in his overall responsibilities or authority or scope of duties (it being understood that the occurrence of a change in control shall not, by itself, necessarily constitute a reduction in his responsibilities or authority).
●	With respect to Mr. Stokely:
o	a material change in the principal geographic location at which the executive must perform his services (it being understood that the relocation of the executive to a facility or a location within forty (40) miles of the State Capitol Building in Denver, Colorado shall not be deemed material)

“Cause” means, with respect to Mr. Martino, in the sole discretion of a majority of the Board:

●	Our executive’s failure or refusal to substantially perform his duties;
●	personal or professional dishonesty that could reasonably be expected to have a materially adverse impact on the financial interests or business reputation of the Company;
●	incompetence, willful misconduct, breach of fiduciary duty (including duties involving personal profit);
●	breach of the Company’s Code of Business Conduct and Ethics and personnel policies or compliance policies;
●	material violation of the Sarbanes-Oxley requirements for officers of public companies that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the reputation of the Company;
●	willfully engaging in actions that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the business reputation of the Company;
●	willful violation of any law, rule, or regulation, or final cease-and-desist order (other than routine traffic violations or similar offenses);
●	the unauthorized use or disclosure of any trade secret, proprietary, or confidential information of the Company (or any other party as to which our Executive owes an obligation of nondisclosure as a result of his relationship with the Company);
●	failure to follow the reasonable and lawful directives of the Board pertaining to his duties with the Company;

“Cause” means, with respect to Mr. Stokely, in the sole discretion of a majority of the Board:

●	willful malfeasance or willful misconduct by the executive in connection with his employment;
●	the executive's gross negligence in performing any of his duties under the employment agreement;

Table of Cntents

●	the executive’s commission, conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendre with respect to, any crime other than a traffic violation but including a felony that results in significant bodily injury or an infraction which is a misdemeanor, but in all events including crimes that involve fraud, theft, or moral turpitude;
●	the executive’s willful and deliberate violation of a Company policy;
●	the executive's unintended but material breach of any written policy applicable to all employees adopted by the Company which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof;
●	the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party as to which our Executive owes an obligation of nondisclosure as a result of our Executive’s relationship with the Company;
●	the executive’s willful and deliberate breach of her obligations under the employment agreement; or
●	any other material breach by the executive of any of his obligations in the employment agreement which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof.

Our employment agreements with our Executives do not provide for the payment of a “gross-up” payment under Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are named in the section titled “Committees of the Board – Compensation Committee.” No member of our Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serves as a member of the compensation committee of any other company that has an executive officer serving as a member of the Board. None of our executive officers serves as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee during the last fiscal year.

Non-Employee Director Compensation

Our Compensation Committee established the following annual fees for payment to non-employee members of our Board and committees, for the fiscal year ended December 31, 2022:

Name	Cash Compensation
Board Annual Retainer:
Chairman/lead independent director	$71,000
Each non-employee director	$38,500
Audit Committee Annual Retainer:
Chairman	$20,000
Each non-employee director	$10,000
Compensation Committee Annual Retainer:
Chairman	$12,000
Each non-employee director	$6,000
Nominating and Governance Committee Annual Retainer:
Chairman	$10,000
Each non-employee director	$5,000

Additionally, consistent with our past practice, Ms. Jobes who joined the Board during 2022 received a stock option grant to purchase 10,000 shares of Common Stock. This option has an exercise price equal to the fair value on the grant date, which is the date Ms. Jobes was elected to the Board, and vests equally on a monthly basis over thirty-six months.

Table of Cntents

Director Compensation for 2022

The table below summarizes the compensation paid by us to our directors for the year ended December 31, 2022. Mr. Martino, who served as director and executive officer for 2022, did not receive compensation as a director during 2022. Mr. Macaluso, who served as director until May 31, 2022, did not receive compensation as a director during 2022. Effective May 28, 2022, David Bar-Or, Philip H. Coelho and Richard B. Giles resigned as directors of the Company.

	Fees Earned or	Option		All Other
Name	Paid in Cash	Awards (1)	Stock Awards	Compensation	Total
J. Kevin Buchi	$99,708	$—	$—	$—	$99,708
David Stevens, Ph.D.	$65,540	$—	$—	$—	$65,540
Elizabeth Varki Jobes	$51,542	$57,367	$—	$—	$108,909
David Bar-Or, M.D. (2)	$145,604	$—	$—	$—	$145,604
Philip H. Coelho	$86,500	$—	$—	$—	$86,500
Richard B. Giles	$39,000	$—	$—	$—	$39,000

(1)	The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation. The value of stock option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 10 to our financial statements included in the annual report on Form 10-K for the year ended December 31, 2022.
(2)	Fees shown in this column represent fees paid to Dr. Bar-Or related to personal services performed under a research agreement in lieu of Board fees to which Dr. Bar-Or was entitled to receive as a non-employee member of the Board. On February 9, 2022, Dr. Bar-Or was granted options to purchase 5,000 shares of Common Stock. These options had an exercise price of $7.94, vest monthly over 12 months and had a term of 10 years from the grant date. In connection with the resignation from the Board in 2022, these options were forfeited.

For a summary of the option awards held by Mr. Martino as of December 31, 2022, please see “Executive Compensation – Outstanding Equity Awards at Fiscal Year End.” As of December 31, 2022, the outstanding stock option awards held by our other directors were: Mr. Buchi, 15,000, shares; Ms. Jobes, 10,000, shares; and Dr. Stevens, 38,250 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock as of April 17, 2023 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Common Stock;
●	each of our named executive officers;
●	each of our directors; and
●	all current executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after April 17, 2023.

For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after April 17, 2023 are included for that person or group but not the stock options or warrants of any other person or group. Ownership is based on 15,102,877 shares of Common Stock outstanding on April 17, 2023.

Table of Cntents

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

	Number of Shares Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned(1)	Beneficially Owned
Other Beneficial Owners of 5% or more of the Outstanding Shares of Common Stock:
Bruce E. Terker (2) 950 W. Valley Road, Suite 2900 Wayne, Pennsylvania 19087	960,150	6.4%
Directors and Named Executive Officers:
David R. Stevens (3)	47,221	*	%
Michael A. Martino (3)(4)	71,945	*	%
J. Kevin Buchi (3)	10,278	*	%
Elizabeth Varki Jobes (3)	4,167	*	%
Daniel G. Stokely (4)	40,819	*	%
Holli Cherevka (4)(5)	7,388	*	%
Directors and executive officers as a group (5 persons)	174,430	1.2%

* Represents ownership of under 1% of the Company’s outstanding common stock.

(1)	Includes the following number of shares that could be acquired within 60 days of April 17, 2023 upon the exercise of stock options: David R. Stevens, 38,250 shares; Michael A. Martino, 71,945 shares; J. Kevin Buchi, 10,278 shares; Elizabeth Varki Jobes, 4,167 shares; Daniel G. Stokely, 20,000 shares; Holli Cherevka, no shares; and all current directors and executive officers as a group 144,640 shares.
(2)	Based solely on an Amendment No. 6 to Schedule 13G filed by Bruce E. Terker, Ballyshannon Partners, L.P., Ballyshannon Family Partnership, L.P., Insignia Partners, L.P. and Odyssey Capital Group, L.P. (collectively the “Terker Group”) with the SEC on February 2, 2023, reporting that Bruce E. Terker is the beneficial owner of the shares held by the Terker Group and has shared dispositive and voting power over 960,150 shares as of December 31, 2022.
(3)	Director.
(4)	Named Executive Officer.
(5)	Ms. Cherevka’s employment with the Company terminated on May 31, 2022. Information is based solely on Section 16 filings and Company records.

Securities Authorized for Issuance Under Equity Compensation Plans

(c) Number of securities
	(a) Number of	(b) Weighted	remaining available for future
	securities to be issued	average exercise	issuance under equity
	upon exercise of	price of	compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders	297,460	$14.97	441,300	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	297,460	$14.97	441,300

Table of Cntents

(1)	The securities remaining available for issuance pursuant to our Ampio Pharmaceuticals, Inc. 2019 Stock and Incentive Plan (the “2019 Plan”) may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, and unrestricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On February 4, 2022, we entered into a sponsored research services agreement with Trauma Research LLC (“Trauma Research”). Trauma Research is an entity controlled by a former director of the Company, David Bar-Or. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement totaled $250,000 and was to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022 and during September paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000.

Other than the director and executive compensation arrangements discussed here and above within the “Executive Compensation” section, we have not been a party to any transactions since January 1, 2021 in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

Table of Cntents

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

In April 2023, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Buchi, Dr. Stevens or Ms. Jobes, had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors was “independent” as that term is defined by the NYSE American. Our Board also determined that Mr. Buchi, Dr. Stevens or Ms. Jobes, who comprised our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee during 2022, satisfied the independence standards for those committees established by applicable SEC rules and the NYSE American rules.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office Denver Colorado, PCAOB ID: 659.

The following table presents aggregate fees accrued for professional services rendered by our independent registered public accounting firm, Moss Adams LLP for the respective periods indicated:

	For the year ended December 31,
	2022	2021
Moss Adams LLP
Audit fees (1)	$278,000	$262,000
Audit-related fees (2)	11,000	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$289,000	$262,000
(1)	Audit fees includes fees related to the audit of our annual financial statements; the review of our quarterly financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	Audit-related fees would include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The Company incurred $11,000 for audit-related fees in its exploration of strategic initiatives for the year ended December 31, 2022. The Company did not incur expenses for audit-related services for the year ended December 31, 2021.
(3)	Tax fees are comprised of federal and state services related to tax compliance, consulting, and preparation. The Company did not incur expenses for tax services from Moss Adams LLP for the years ended December 31, 2022 or 2021.
(4)	All other fees include fees billed for products and services provided by the principal accountant, other than the services reported in (1) or (3). The Company did not incur any such expenses from Moss Adams LLP for the years ended December 31, 2022 or 2021.

Table of Cntents

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

Table of Cntents

PART IV

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
10.7**

Employment Agreement between Ampio Pharmaceuticals, Inc. and Michael A. Martino, dated November 22, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Filed November 29, 2021)

Table of Cntents

10.8**

Amendment No. 1 to Employment Agreement by and between Ampio Pharmaceuticals, Inc. and Michael A. Martino, dated August 30, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 1, 2022)

10.9**

Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 23, 2019)

10.10**

Form of Indemnification Agreement between Ampio Pharmaceuticals, Inc. and certain directors, executive officers and key employees. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 29, 2022)

10.11**

Amendment to Cancellation Agreement, dated November 7, 2019, between Ampio Pharmaceuticals Inc. and Daniel Stokely. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed November 7, 2019)

14.1	Ampio Pharmaceuticals, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed December 18, 2019.)
23.1*	Consent of Moss Adams LLP. (Incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K filed on March 27, 2023)
31.1*

Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K filed on March 27, 2023)

31.2*

Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K filed on March 27, 2023)

31.3***	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4***	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*

Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K filed on March 27, 2023)

101*

Inline XBRL (extensible Business Reporting Language). The following materials from Ampio Pharmaceuticals, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished with Original Filing.
**	This exhibit is a management contract or compensatory plan or arrangement.
***	Filed herewith.

Table of Cntents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8

AMPIO PHARMACEUTICALS, INC.

Date: April 28, 2023	By:	/s/ Michael A. Martino
Michael A. Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 28, 2023.

Signature	Title

/s/ Michael A. Martino	Chief Executive Officer (Principal Executive Officer) and Director
Michael A. Martino

/s/ Daniel G. Stokely	Chief Financial Officer (Principal Financial and Accounting Officer)
Daniel G. Stokely

/s/ David R. Stevens	Director
David R. Stevens

/s/ J. Kevin Buchi	Director
J. Kevin Buchi

/s/ Elizabeth Varki Jobes	Director
Elizabeth Varki Jobes