Form 10-Q
period 2023-03-31
Ampio Pharmaceuticals, Inc.
filed 2023-05-08
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 5, 2023, there were 15,102,877 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical developments, future financial position, and plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology, typically identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations or the effect of any actions we may take to reduce expenses and preserve cash and cash equivalents;
●	potential outcomes of preclinical trials for OA-20X, any future capital expenditures, research and development expenses and other payments relating to OA-20X and any capital raising activities to fund OA-20X research and development related expenses;
●	our strategic alternatives process, including any potential interested counterparty, transaction structure, timing and transaction expense associated with any strategic alternative and the potential success of any strategic alternative(s);
●	the expense, time and/or outcome of any legal proceeding; and
●	our ability to identify strategic partners for OA-20X or any other potential product and the execution of beneficial license, co-development, collaboration or similar arrangements.

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

Additional factors that could cause or contribute to such differences include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of the Form 10-K for the year ended December 31, 2022, other similar sections of our subsequent reports. Additionally, other sections of this Quarterly Report include additional factors that could adversely impact the business and financial performance expressed or implied in any forward-looking statements, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information concerning factors that may cause actual results to vary materially from those stated in the forward-looking statements, see our reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$10,352,000	$12,653,000
Prepaid expenses and other	383,000	676,000
Total current assets	10,735,000	13,329,000

Fixed assets, net	—	184,000
Right-of-use asset, net	—	75,000
Total assets	$10,735,000	$13,588,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,325,000	$852,000
Lease liability-current portion	347,000	340,000
Total current liabilities	2,672,000	1,192,000

Lease liability-long-term	185,000	274,000
Warrant derivative liability	—	44,000
Asset retirement obligation	—	289,000
Total liabilities	2,857,000	1,799,000

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; none issued	—	—
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 15,102,877 as of March 31, 2023 and December 31, 2022	2,000	2,000
Additional paid-in capital	245,749,000	245,726,000
Accumulated deficit	(237,873,000)	(233,939,000)
Total stockholders’ equity	7,878,000	11,789,000

Total liabilities and stockholders’ equity	$10,735,000	$13,588,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses
Research and development	$524,000	$3,687,000
General and administrative	3,819,000	3,283,000
Loss on sale of fixed assets	56,000	—
Total operating expenses	4,399,000	6,970,000

Other income
Interest income	103,000	3,000
Rental income	30,000	—
Loss on derecognition of ARO asset	(6,000)	—
Gain on elimination of ARO obligation	294,000	—
Derivative gain	—	1,331,000
Total other income	421,000	1,334,000

Net loss	$(3,978,000)	$(5,636,000)

Net loss per common share:
Basic	$(0.26)	$(0.37)
Diluted	$(0.26)	$(0.46)

Weighted average number of common shares outstanding:
Basic	15,093,894	15,072,222
Diluted	15,093,894	15,074,047

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Stockholders’ Equity

(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,172,111	$2,000	$244,884,000	$(217,602,000)	$27,284,000

Share-based compensation, net of forfeitures	—	—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	(9,234)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	(32,000)	—	(32,000)
Net loss	—	—	—	(5,636,000)	(5,636,000)

Balance at March 31, 2022	15,162,877	2,000	245,489,000	(223,238,000)	22,253,000

Balance at December 31, 2022	15,102,877	2,000	245,726,000	(233,939,000)	11,789,000

Reclassification of warrant derivative upon adoption of ASU 2020-06	—	—	—	44,000	44,000
Share-based compensation, net of forfeitures	—	—	23,000	—	23,000
Net loss	—	—	—	(3,978,000)	(3,978,000)

Balance at March 31, 2023	15,102,877	2,000	245,749,000	(237,873,000)	7,878,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows used in operating activities
Net loss	$(3,978,000)	$(5,636,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	23,000	716,000
Depreciation and amortization	122,000	262,000
Loss on sale of fixed assets	56,000	—
Loss on derecognition of ARO asset	6,000	—
Gain on elimination of ARO obligation	(294,000)	—
Accretion of asset retirement obligation	5,000	—
Derivative gain	—	(1,331,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other	292,000	670,000
Increase in accounts payable and accrued expenses	1,474,000	397,000
Decrease in lease liability	(7,000)	(22,000)
Net cash used in operating activities	(2,301,000)	(4,944,000)

Cash flows used in financing activities
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—	(32,000)
Funding of tax obligation relative to shares withheld in connection with restricted stock awards	—	(79,000)
Net cash used in financing activities	—	(111,000)

Net change in cash and cash equivalents	(2,301,000)	(5,055,000)

Cash and cash equivalents at beginning of period	12,653,000	33,892,000
Cash and cash equivalents at end of period	$10,352,000	$28,837,000

Non-cash transactions:
Commercial insurance premium financing agreement	$1,159,000	$1,016,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company that until May 2022 was engaged with the development of Ampion and early development of AR-300, a synthetic version of Ampion and subsequently, a small molecule pre-clinical stage development asset which was designed to leverage the key attributes of Ampion, which is referred to as the OA-20X program. As part of the OA-20X program, we have been focusing our ongoing efforts toward optimizing two potential small molecule formulations to take forward into development. In the third quarter of 2023, we intend to select one of these optimized formulations to move towards clinical development. Given that these formulations are unique, proprietary, and are neither Ampion nor AR-300 (or derivatives thereof), we now refer to development of these new formulations as the OA-20X program.

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

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. The Company has retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts in the condensed financial statements for the quarters ended March 31, 2023 and March 31, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share. The Company also retroactively applied such adjustments in the notes to the condensed financial statements for the quarters ended March 31, 2023 and March 31, 2022. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three months ended March 31, 2023 and March 31, 2022 is unaudited. The balance sheet at December 31, 2022 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. As of March 31, 2023, the Company no longer holds balances in excess of federally insured limits.

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

Liquidity / Going Concern

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $237.8 million as of March 31, 2023. We expect to generate continued operating losses for the foreseeable future as we are pursuing the continued development and advancement of the OA-20X program and the Ampio board of directors is pursuing various strategic alternatives, which includes capital raising, licensing and other partnering opportunities, positioning the Company for a strategic transaction or other alternative(s).

As of March 31, 2023, we had $10.4 million of cash and cash equivalents. Based on our current cash position and current projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations through fourth quarter 2023. Our cash resources and our capital needs are based upon management estimates as to future operations and expense, which involve significant judgment. Once we optimize two potential small molecule formulations to take forward into development, we intend to fund that future development of the OA-20X program through an offering of our equity securities. We may also seek to raise equity capital in order to attempt to cure non-compliance with the minimum stockholders’ equity requirement of the NYSE American. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity is based upon maintaining our current operations. Accordingly, we may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

Additional financing may not be available in the amount or at the time we need it or may not be available on acceptable terms or at all. We may obtain future additional financing from an offering of our equity securities or by incurring indebtedness or either of these. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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

Adoption of Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt (Subtopic 470-20); Debt with Conversion and Other Options and Derivatives and Hedging (Subtopic 815-40) Contracts in Entity’s Own Equity”. The updated guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. Consequently, more convertible debt instruments will be reported as single liability instruments with no separate accounting for embedded conversion features. The ASU 2020-06 also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. In addition, ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted for periods beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2023. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have a current and/or future impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

Note 2 – Prepaid Expenses and Other

Prepaid expenses and other balances as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Unamortized commercial insurance premiums	$277,000	$610,000
Deposits	34,000	34,000
Professional fees	18,000	19,000
Other	54,000	13,000
Total prepaid expenses and other	$383,000	$676,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Effective March 1, 2023, the Company entered into a sublease of its existing facility and in connection with that sublease, entered into a bill of sale with the subtenant for all of the Company’s existing fixed assets. As a result, the Company recognized a loss on the sale of fixed assets in the amount of $56,000 during the quarter ended March 31, 2023 (see Note 5).

Fixed assets, net of accumulated depreciation, consist of the following:

	Estimated
	Useful Lives
	(in Years)	March 31, 2023	December 31, 2022

Leasehold improvements	10	$—	$4,965,000
Manufacturing facility/clean room	3 - 8	—	2,803,000
Lab equipment and office furniture	5 - 8	—	1,661,000
Fixed assets, gross		—	9,429,000
Accumulated depreciation		—	(9,245,000)
Fixed assets, net		$—	$184,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended March 31,
	2023	2022

Depreciation and amortization expense	$122,000	$262,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022

Professional fees	$1,408,000	$157,000
Accounts payable	575,000	97,000
Preclinical and clinical trials	175,000	89,000
Commercial insurance premium financing	—	189,000
Accrued severance	10,000	143,000
Other	157,000	177,000
Accounts payable and accrued expenses	$2,325,000	$852,000

Commercial Insurance Premium Financing Agreement

In June 2022, the Company entered into an insurance premium financing agreement for $1,159,000, with a term of eight months and annual interest rate of 3.98% and made a down payment of $402,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $95,000 per month over the remaining term of the agreement. The insurance premium financing agreement was paid in full at March 31, 2023.

Accrued Severance

The Company completed the final phase of its previously communicated reduction in force on January 31, 2023. The remaining accrued severance outstanding obligation represents the estimated obligation for COBRA benefits elected by former employees and reimbursed by the Company in accordance with the severance agreements.

Note 5 - Commitments and Contingencies

Employment Agreements

As of March 31, 2023, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve as the Company’s Chief Financial Officer with a term ending in October 2024 and at an initial base salary of $335,000.

As of March 31, 2023, the Company is a party to an employment agreement with Michael A. Martino, Chief Executive Officer, dated November 22, 2021 and amended August 30, 2022 with an initial base salary of $550,000. The amendment on August 30, 2022 extended the term to November 22, 2023. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged. Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement totaled $250,000 and was to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022, and during September paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000. There are no related party agreements in effect as of March 31, 2023.

Facility Lease

The Company is a party to a Lease Agreement (the “Lease”) with Beta Investors Group, LLC (successor by assignment to NCWP – Inverness Business Park, LLC) (the “Landlord”) dated December 13, 2013 pursuant to which the Company has leased office and manufacturing space in Suite 200 and Suite 204 in the building located at 373 Inverness Parkway, Englewood, Colorado (the “Premises”). In December 2013, the Company entered into a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the lease was May 1, 2014. The initial base rent of the lease was $23,000 per month. The total base rent over the term of the lease is approximately $3.3 million, which includes rent abatements and leasehold incentives.

Effective March 1, 2023, the Company entered into a sublease agreement whereby the Company subleased the Premises for a term commencing on March 1, 2023 and continuing until the expiration for the Lease on September 30, 2024. Under the terms and conditions of the sublease agreement, the Company was fully released of its obligation under the Lease to dismantle and remove certain components of leasehold improvements at the end of the lease term. Accordingly, the Company derecognized its asset retirement obligation (“ARO”) in the amount of $294,000 which resulted in the recognition of a non-cash gain totaling $288,000 gain, net of $6,000 loss on the derecognition of the ARO asset.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of March 31, 2023:

	Facility Lease Payments	2023	2024	2025	2026	2027	Thereafter

Remaining Facility Lease Payments	$554,000	$274,000	$280,000	$—	$—	$—	$—
Less: Discount Adjustment	(22,000)
Total lease liability	$532,000

Lease liability-current portion	$347,000

Long-term lease liability	$185,000

The ROU asset was fully amortized as of March 31, 2023. The following table provides a reconciliation of the Company’s remaining ROU asset for its facility lease presented in the balance sheet as of March 31, 2023:

ROU Asset

Balance as of December 31, 2022	$75,000
Amortization	(75,000)
Balance as of March 31, 2023	$—

The Company recorded lease expense in the respective periods as follows:

	Three Months Ended March 31,
	2023	2022

Lease expense	$87,000	$81,000

Note 6 – Warrants

The Company adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method, and accordingly reclassified its “investor” liability classified warrants to retained earnings. The Company’s “placement agent” warrants were previously classified as equity. The Company had a total of 1.1 million equity-classified warrants as of March 31, 2023.

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2022	1,065,137	$ 15.94	3.80

Outstanding as of March 31, 2023	1,065,137	$ 15.94	3.55

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$ 16.50	Investor	1,000,000		3.71
August 2018 public offering	$ 6.00	Investor	10,227		0.37
June 2019 public offering	$ 7.50	Placement agent	54,910		1.22
Outstanding as of March 31, 2023			1,065,137	$ 15.94	3.55

There was no warrant derivative liability as of March 31, 2023. The total value for the warrant derivative liability as of December 31, 2022 was approximately $44,000 (see Note 7).

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

As noted previously, the Company early adopted ASU 2020-06 resulting in the reclassification of the warrant derivative liability to stockholder’s equity, effective January 1, 2023.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31,2023 and December 31, 2022, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2022
Liabilities:
Warrant derivative liability	$—	$—	$44,000	$44,000

The warrant derivative liability for the December 31, 2022 period presented was valued using the Black-Scholes valuation methodology as we believe that model embodies all the relevant assumptions (including trading volatility, estimated terms and risk-free interest rates) that address the features underlying these instruments.

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of December 31, 2022	$44,000
Implementation of ASU 2020-06	(44,000)
Balance as of March 31, 2023	$—

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of March 31, 2023 and December 31, 2022.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

March 31, 2023

Authorized shares	300,000,000

Common stock outstanding	15,102,877
Options outstanding	283,723
Warrants outstanding	1,065,137
Reserved for issuance under 2019 Stock and Incentive Plan	455,037
Available shares for future issuance	283,093,226

ATM Equity Offering Program

In February 2020, the Company entered into a Sales Agreement with two agents to implement an “at the market” (ATM) equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement. The shelf registration statement associated with the ATM equity offering program expired on May 6, 2023. Due to its terms and conditions, the Company does not anticipate any sales of stock under the Sales Agreement.

There were no sales or related issuance costs incurred under the Sales Agreement during the three months ended March 31, 2023 and 2022.

Note 9 - Equity

Options

In December 2019, the Company’s Board of Directors and stockholders approved the adoption of the 2019 Plan, under which shares were reserved for future issuance of equity related awards classified as option awards, restricted stock awards (“RSAs”) and other equity related awards as further defined under the 2019 Plan. The 2019 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 666,667 shares to be reserved for issuance under the 2019 Plan. The Company’s previous 2010 Stock and Incentive Plan (the “2010 Plan”) was cancelled concurrently with the adoption of the 2019 Plan.

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of March 31, 2023:

2019 Plan

Total shares reserved for equity awards as of December 31, 2022	441,300
Forfeited, expired and/or cancelled equity option awards	13,737
Remaining shares available for future equity awards as of March 31, 2023	455,037

The following table summarizes the Company’s restricted stock awards activity during the three months ended March 31, 2023:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2022	13,400	$24.60
Vested	(4,467)	$24.60	$—
Nonvested as of March 31, 2023	8,933	$24.60

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	297,460	$14.97	6.41	$—
Forfeited, expired and/or cancelled	(13,737)	$6.83	—	$—
Outstanding as of March 31, 2023	283,723	$15.36	6.58	$—
Exercisable as of March 31, 2023	261,017	$15.37	6.39	$—

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	March 31, 2023
2010 Plan	116,571
2019 Plan	167,152
Outstanding as of March 31, 2023	283,723

Stock options outstanding as of March 31, 2023 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $7.50	49,720	$6.62	6.22
$7.51 - $15.00	140,327	$10.39	6.00
$15.01 - $22.50	53,600	$17.30	8.42
$22.51 and above	40,076	$40.98	6.62
Total	283,723	$15.36	6.58

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company did not grant or modify options during the quarter ended March 31, 2023. The Company computed the fair value of options granted/modified during the period ended March 31, 2022, using the following assumptions:

Three Months Ended March 31,
2022

Expected volatility	117% - 119%
Risk free interest rate	1.26% - 1.94%
Expected term (years)	5.45 - 6.51

Share-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes share-based compensation expense (stock options, restricted stock awards and common stock issued for services) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Research and development expenses
Share-based compensation, net of forfeitures	$(33,000)	$47,000

General and administrative expenses
Share-based compensation, net of forfeitures	56,000	669,000

Total share-based compensation, net of forfeitures	$23,000	$716,000

Unrecognized share-based compensation expense related to stock options as of March 31, 2023	$103,000

Weighted average remaining years to vest for stock options	1.08

Unrecognized share-based compensation expense related to restricted stock awards as of March 31, 2023	$96,000

Weighted average remaining years to vest for restricted stock awards	1.76

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,978,000)	$(5,636,000)
Less: decrease in fair value of investor warrants	—	(1,331,000)
Net loss available to common stockholders	$(3,978,000)	$(6,967,000)

Basic weighted-average common shares outstanding	15,093,894	15,072,222
Add: dilutive effect of equity instruments	—	1,825
Diluted weighted-average shares outstanding	15,093,894	15,074,047
Earnings per share – basic	$(0.26)	$(0.37)
Earnings per share – diluted	$(0.26)	$(0.46)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended March 31,
	2023	2022
Warrants to purchase shares of common stock	1,065,137	842,597
Outstanding stock options	283,723	500,466
Restricted stock awards	8,933	97,867
Total potentially dilutive shares of common stock	1,357,793	1,440,930

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements” above, Part II, Item 1A of this Quarterly Report on Form 10-Q, and the risk factors included in the 2022 Annual Report.

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

Our significant accounting policies and estimates have not changed substantially from those previously disclosed in the 2022 Annual Report.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2023) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2023 Compared to March 31, 2022

We recognized a net loss for the three months ended March 31, 2023 (“2023 quarter”) of $4.0 million compared to a net loss of $5.6 million for the three months ended March 31, 2022 (“2022 quarter”). The net loss during the 2023 quarter was attributable to operating expenses of $4.4 million, partially offset by a $0.3 million gain on elimination of ARO obligation and interest income of $0.1 million. The net loss during the 2022 quarter was primarily attributable to operating expenses of $7.0 million, partially offset by a non-cash derivative gain of $1.3 million. Operating expenses decreased $2.7 million (37%) from the 2022 quarter to the 2023 quarter primarily due to a $3.2 million (86%) decrease in research and development costs; partially offset by a $0.5 million (16%) increase in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended March 31,
	2023	2022
Clinical trial and sponsored research expenses	$(18,000)	$1,925,000
Salaries and benefits	126,000	772,000
Depreciation	123,000	256,000
Laboratory	206,000	260,000
Professional fees	124,000	194,000
Operations/manufacturing	(6,000)	205,000
Share-based compensation	(33,000)	47,000
Other	2,000	28,000
Total research and development	$524,000	$3,687,000

2023 Quarter Compared to 2022 Quarter

Research and development costs decreased by approximately $3.2 million, or 86%, for the 2023 quarter compared to the 2022 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expense decreased $1.9 million, or 101%, due to the discontinuation / finalization of all Ampion related clinical trials (i.e., AP-013, AP-017, AP-018 and AP-019) in 2022 and no clinical trials underway in the 2023 quarter.

Salaries and Benefits

Salaries and benefit expense decreased $646,000, or 84%, for the 2023 quarter compared with the 2022 quarter as a result of (i) the reduction in force plan (“RIF”) implemented in third quarter 2022 and finalized in first quarter 2023 which resulted in the elimination of eleven full-time equivalent positions and (ii) the separate termination of employment of one executive officer in May 2022. Toward the end of 2022 continuing into the first quarter of 2023, we implemented a hybrid organizational model whereby we retain a number of employees with competencies to govern and comply with the public reporting requirements and also select and manage specific third-party independent contractors with proven industry expertise in formulation development, preclinical development, GMP manufacturing, clinical development, regulatory and legal on an as needed basis.

Operations / Manufacturing

Operations / manufacturing expenses decreased $211,000, or 103%, for the 2023 quarter compared with the 2022 quarter as a result of the shut-down of the clean room / manufacturing facility in third-quarter 2022 due to the discontinuation of the Ampion clinical development program.

Share-based compensation

Share-based compensation expense decreased $80,000, or 170%, for the 2023 quarter compared with the 2022 quarter as a result of the RIF implemented in third quarter 2022 and finalized in first quarter 2023 which resulted in the expense reversal from expired / forfeited stock options and restricted stock awards.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Professional fees	$2,922,000	$1,403,000
Salaries and benefits	274,000	632,000
Insurance	311,000	254,000
Share-based compensation	56,000	669,000
Facilities	115,000	136,000
Director fees	74,000	105,000
Other	67,000	84,000
Total general and administrative	$3,819,000	$3,283,000

2023 Quarter Compared to 2022 Quarter

General and administrative costs increased $536,000, or 16%, for the 2023 quarter compared to the 2022 quarter. General and administrative costs with variances greater than $75,000 and 10% are further explained below.

Professional fees

Professional fees increased $1.5 million, or 108%, for the 2023 quarter compared to the 2022 quarter due primarily to legal costs associated with an SEC investigation and class action / derivative lawsuits initiated in second half of 2022. This was partially offset by reduction in costs associated with investor, public relations and strategic outreach activities.

Salaries and Benefits

Salaries and benefit expense decreased $358,000, or 57%, for the 2023 quarter compared with the 2022 quarter as a result of the reduction of headcount resulting from the RIF and implementation of a hybrid organizational model as previously discussed and the separate termination of employment for one executive officer in May 2022.

Share-based compensation

Share-based compensation expense decreased $613,000, or 92%, for the 2023 quarter compared with the 2022 quarter as a result of forfeitures and cancellations of vested and unvested stock options/ restricted stock awards resulting from employee terminations / board resignations in 2022.

Other income

The Company recognized a $288,000 gain on the elimination of its asset retirement obligation (“ARO”) and derecognition of the ARO asset in conjunction with the sublease agreement entered into on March 1, 2023. In addition, the Company recognized $30,000 in sublease income since the effective date of the sublease and recognized a loss on the sale of fixed assets of $56,000 in conjunction with the sublease agreement. There was no derivative gain on the fair value of warrant liability during the 2023 quarter due to the adoption of ASU 2020-06 which converted the warrant liability to stockholder’s equity effective January 1, 2023.

Cash Flows

Cash flows for the respective periods are as follows:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,301,000)	$(4,944,000)
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	(111,000)
Net change in cash and cash equivalents	$(2,301,000)	$(5,055,000)

Net Cash Used in Operating Activities

During the three months ended March 31, 2023 our operating activities used approximately $2.3 million in cash and cash equivalents, which was less than our reported net loss of $4.0 million. The difference is primarily a result of a decrease in working capital, excluding cash and cash equivalents, totaling $1.8 million and non-cash charges related to depreciation and amortization and stock-based compensation totaling $0.1 million and the $56,000 loss on sale of fixed assets.

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

Net Cash Provided by Investing Activities

During the three months ended March 31, 2023 and March 31, 2022, there was no change in cash related to investing activities.

Net Cash Used in Financing Activities

During the three months ended March 31, 2023, there was no change in cash related to financing activities.

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

Liquidity and Capital Resources

Since inception, we have not generated revenue, profits or operating cash flow. Over this period, we have continued to be focused on research and pre-clinical / clinical development, all of which has required raising a substantial amount of capital. We are currently focusing nearly all of our resources towards the preclinical development of the OA-20X program. As part of the OA-20X program, we have been focusing on our ongoing efforts toward optimizing two potential small molecule formulations to take forward into development. In the third quarter of 2023, we intend to select one of these optimized formulations to move towards clinical development. Additionally, with the data from these studies, we expect to be in position later this year to seek scientific advice meetings with the FDA, UK, and EU regulators.

The Company’s sources of liquidity are its cash and cash equivalents, which were $10.4 million on March 31, 2023. We expect to use cash in operations for the continued development of the OA-20X program, as well as opportunistically identifying and evaluating strategic opportunities as part of the strategic alternatives process. Based on our current projection we expect our cash balance on March 31, 2023 to support existing business operations through the fourth quarter of 2023. These projections are based on assumptions that may prove to be incorrect. Accordingly, we may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

If we continue moving forward with the development of the OA-20X program, subject to the preclinical data results, we believe the development and regulatory process could comprise five-to-seven years and require an incremental investment over and above Ampio’s general operating expense during that period. We intend to fund the future OA-20X development expense and general operating expenses through an offering of our equity securities. We may also seek to raise equity capital in order to attempt to cure any future non-compliance with the minimum stockholders’ equity requirement of the NYSE American. Such additional liquidity is subject to market conditions and other factors, including limitations that may apply to the Company under applicable SEC and NYSE American regulations and challenges associated with raising sufficient capital to meet the Company’s financing needs in light of the Company’s current stock price and related constraints. Should we require additional financing, financing may not be available in the amount or at the time we need it and/or may not be available on acceptable terms or at all.

Although we have implemented cash-focused measures to manage liquidity which includes the implementation of our hybrid, virtual organizational model in first quarter 2023 and the outsourcing philosophy and the recent sublease of our facility space on March 1, 2023, we continue to expect cash used by operating activities for 2023 to be negatively impacted by general and administrative expense, driven by higher professional fees including incremental legal and other costs associated with an SEC investigation and class action / derivative lawsuits.

Our lack of revenue or cash inflows and our cash resources on March 31, 2023 raise substantial doubt as to our ability to continue as a going concern. Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include the continued active monitoring of our operating expenses and use of our outsourcing philosophy to minimize expenses and increase operating efficiencies associated with the OA-20X program. Management expects to manage future expense associated with the OA-20X program to align with the timing and amount of expense with future capital raising activities. If our available cash resources are insufficient to fund our expenses (including relating to legal proceedings) and the development of the OA-20X program and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of senior management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be a party to litigation arising in the ordinary course of business. For a summary of the material pending legal proceedings, please see Part I, Item 3 “Legal Proceedings” of the 2022 Annual Report. There were no material developments in these pending legal proceedings as of March 31, 2023.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors in Part I, “Item 1A. Risk Factors” in the 2022 Annual Report and other reports that we have filed with the SEC, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the “Exhibit Index” set forth below are filed or furnished with this Quarterly Report on Form 10-Q or incorporated by reference as set forth therein.

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Registrant’s Form 8-K filed March 30, 2010).
3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed March 30, 2010).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Form 8-K filed December 18, 2019).
3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 9, 2022).
3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2018).
10.1*	Sublease Agreement entered into February 16, 2023 but effective March 1, 2023 by and between Ampio Pharmaceuticals, Inc. and Utility Global, Inc.
31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

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
Date: May 8, 2023

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer
(principal financial and accounting officer)
Date: May 8, 2023