Form 10-Q
period 2023-06-30
Ampio Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35182

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9800 Mount Pyramid Court, Suite 400

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (720) 437-6500

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

As of August 7, 2023, there were 15,101,490 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED JUNE 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical developments, future financial position, and plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology, typically identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations or the effect of any actions we may take to reduce expenses and preserve cash and cash equivalents;
●	potential outcomes of preclinical trials for OA.201, any future capital expenditures, research and development expenses and other payments relating to OA.201, and any capital raising activities to fund OA.201 research and development related expenses;
●	our strategic alternatives process, including any potential interested counterparty, transaction structure, timing and transaction expense associated with any strategic alternative and the potential success of any strategic alternative(s);
●	the expense, time and/or outcome of any legal proceeding; and
●	our ability to identify strategic partners for OA.201 or any other potential product and the execution of beneficial license, co-development, collaboration or similar arrangements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$6,953,000	$12,653,000
Insurance recovery receivable	1,380,000	—
Prepaid expenses and other	816,000	676,000
Total current assets	9,149,000	13,329,000

Fixed assets, net	—	184,000
Right-of-use asset, net	—	75,000
Total assets	$9,149,000	$13,588,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,141,000	$852,000
Lease liability-current portion	354,000	340,000
Total current liabilities	2,495,000	1,192,000

Lease liability-long-term	94,000	274,000
Warrant derivative liability	—	44,000
Asset retirement obligation	—	289,000
Total liabilities	2,589,000	1,799,000

Commitments and contingencies (Note 5)

Mezzanine equity:
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; shares issued and outstanding - 15,103 and none as of June 30, 2023 and December 31, 2022, respectively	—	—

Stockholders’ equity
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 15,102,877 as of June 30, 2023 and December 31, 2022	2,000	2,000
Additional paid-in capital	245,802,000	245,726,000
Accumulated deficit	(239,244,000)	(233,939,000)
Total stockholders’ equity	6,560,000	11,789,000

Total liabilities and stockholders’ equity	$9,149,000	$13,588,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$344,000	$1,743,000	$868,000	$5,430,000
General and administrative	1,216,000	3,245,000	5,036,000	6,528,000
Loss on sale of fixed assets	—	—	56,000	—
Total operating expenses	1,560,000	4,988,000	5,960,000	11,958,000

Other income
Interest income	98,000	32,000	202,000	35,000
Rental income	91,000	—	121,000	—
Loss on derecognition of ARO asset	—	—	(6,000)	—
Gain on elimination of ARO obligation	—	—	294,000	—
Derivative gain	—	2,886,000	—	4,217,000
Total other income	189,000	2,918,000	611,000	4,252,000

Net loss	$(1,371,000)	$(2,070,000)	$(5,349,000)	$(7,706,000)

Net loss per common share:
Basic	$(0.09)	$(0.14)	$(0.35)	$(0.51)
Diluted	$(0.09)	$(0.33)	$(0.35)	$(0.79)

Weighted average number of common shares outstanding:
Basic	15,093,944	15,072,392	15,093,919	15,072,307
Diluted	15,093,944	15,072,392	15,093,919	15,072,307

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Mezzanine Equity and Stockholders’ Equity

(unaudited)

	Mezzanine Equity				Additional		Total
	Series D Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	15,172,111	$2,000	$244,884,000	$(217,602,000)	$27,284,000

Share-based compensation, net of forfeitures	—	—	—	—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	—	—	(9,234)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	—	—	(32,000)	—	(32,000)
Net loss	—	—	—	—	—	(5,636,000)	(5,636,000)

Balance at March 31, 2022	—	—	15,162,877	2,000	245,489,000	(223,238,000)	22,253,000

Share-based compensation, net of forfeitures	—	—	—	—	423,000	—	423,000
Restricted stock award forfeitures	—	—	(60,000)	—	(509,000)	—	(509,000)
Net loss	—	—	—	—	—	(2,070,000)	(2,070,000)

Balance at June 30, 2022	—	$—	15,102,877	$2,000	$245,403,000	$(225,308,000)	$20,097,000

Balance at December 31, 2022	—	$—	15,102,877	$2,000	$245,726,000	$(233,939,000)	$11,789,000

Reclassification of warrant derivative upon adoption of ASU 2020-06	—	—	—	—	—	44,000	44,000
Share-based compensation, net of forfeitures	—	—	—	—	23,000	—	23,000
Net loss	—	—	—	—	—	(3,978,000)	(3,978,000)

Balance at March 31, 2023	—	—	15,102,877	2,000	245,749,000	(237,873,000)	7,878,000

Share-based compensation, net of forfeitures	—	—	—	—	53,000	—	53,000
Issuance of Series D preferred stock dividend	15,103	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,371,000)	(1,371,000)

Balance at June 30, 2023	15,103	$—	15,102,877	$2,000	$245,802,000	$(239,244,000)	$6,560,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows used in operating activities
Net loss	$(5,349,000)	$(7,706,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	76,000	630,000
Depreciation and amortization	122,000	518,000
Loss on sale of fixed assets	56,000	—
Loss on derecognition of ARO asset	6,000	—
Gain on elimination of ARO obligation	(294,000)	—
Accretion of asset retirement obligation	5,000	—
Derivative gain	—	(4,217,000)
Changes in operating assets and liabilities:
Increase in insurance recovery receivable	(1,380,000)	—
Increase in prepaid expenses and other	(140,000)	(15,000)
(Decrease) increase in accounts payable and accrued expenses	1,289,000	(53,000)
Decrease in lease liability	(91,000)	(48,000)
Net cash used in operating activities	(5,700,000)	(10,891,000)

Net cash used in investing activities	—	—

Cash flows used in financing activities
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—	(32,000)
Funding of tax obligation relative to shares withheld in connection with restricted stock awards	—	(79,000)
Net cash used in financing activities	—	(111,000)

Net change in cash and cash equivalents	(5,700,000)	(11,002,000)

Cash and cash equivalents at beginning of period	12,653,000	33,892,000
Cash and cash equivalents at end of period	$6,953,000	$22,890,000

Non-cash transactions:
Commercial insurance premium financing agreement	$703,000	$1,159,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company that until May 2022 was engaged with the development of Ampion and early development of AR-300, a synthetic version of Ampion and subsequently, a small molecule pre-clinical stage development asset which was designed to leverage the key attributes of Ampion, which was referred to previously as the OA-20X program and is now referred to as the OA.201 program. As part of the OA.201 program, we have been focusing our ongoing efforts toward optimizing two potential small molecule formulations to take forward into development. In the third quarter of 2023, we intend to select one of these optimized formulations to move towards clinical development. Given that these formulations are unique, proprietary, and are neither Ampion nor AR-300 (or derivatives thereof), we now refer to development of these new formulations as the OA.201 program.

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

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. The Company has retroactively applied the reverse stock split made effective on November 9, 2022 to share and per share amounts in the condensed financial statements for the three and six months ended June 30, 2023 and June 30, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding options and warrants, and the number of shares authorized for issuance pursuant to the Company’s equity incentive plans have been reduced proportionately, with any fractional shares rounded up to the next whole share. The Company also retroactively applied such adjustments in the notes to the condensed financial statements for the three and six months ended June 30, 2023 and June 30, 2022. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and six months ended June 30, 2023 and June 30, 2022 is unaudited. The balance sheet at December 31, 2022 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. As of and subsequent to March 31, 2023, the Company no longer holds balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity and insurance recovery receivable related to attorney’s fees for the Class Action Lawsuit and the Shareholder Derivative Actions to be covered and paid by our directors’ and officers’ insurance carrier, after satisfaction of our $2.5 million retention. The Company develops these estimates using its judgment based upon the facts and circumstances known to it at the time.

Liquidity / Going Concern

We are a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $239.2 million as of June 30, 2023. We expect to generate continued operating losses for the foreseeable future as we are pursuing the continued development and advancement of the OA.201 program and sourcing the requisite liquidity primarily through capital raising efforts.

As of June 30, 2023, we had $7.0 million of cash and cash equivalents and an insurance recovery receivable of $1.4 million, of which $1.0 million was received in early third-quarter 2023. Based on our current cash / liquidity position and current projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations into the first quarter of 2024. Our cash resources and our capital needs are based upon management estimates as to future operations and expense and the timing of collection of the insurance recovery receivable, which involve significant judgment. If we are able to successfully optimize a small molecule formulation to take forward into development, we intend to fund that future development of the OA.201 program through an offering of our equity securities. We may also seek to raise equity capital in order to attempt to cure potential non-compliance with the minimum stockholders’ equity requirement of the NYSE American in future reporting periods. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity is based upon maintaining our current operations. Accordingly, we may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

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

Note 2 – Current Assets, Excluding Cash and Cash Equivalents

The Company recorded an insurance recovery receivable of $1,380,000 on its balance sheet, as of June 30, 2023, owing from the Company’s insurance carrier to the Company with respect to amounts advanced by the Company in excess of the Company’s previously paid $2.5 million self-insured retention for defense costs relating to currently pending lawsuits and the SEC investigation that we expect to be covered and paid by our directors’ and officers’ insurance. As of June 30, 2023, we have previously paid and accrued to our financial statements covered expenses totaling $2.5 million, the full amount of the self-insured retention.

Prepaid expenses and other balances as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Unamortized commercial insurance premiums	$696,000	$610,000
Deposits	34,000	34,000
Professional fees	48,000	19,000
Other	38,000	13,000
Total prepaid expenses and other	$816,000	$676,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Effective March 1, 2023, the Company entered into a sublease of its existing facility and in connection with that sublease, entered into a bill of sale with the subtenant for all of the Company’s existing fixed assets (see Note 5).

Fixed assets, net of accumulated depreciation, consist of the following:

	Estimated
	Useful Lives
	(in Years)	June 30, 2023	December 31, 2022

Leasehold improvements	10	$—	$4,965,000
Manufacturing facility/clean room	3 - 8	—	2,803,000
Lab equipment and office furniture	5 - 8	—	1,661,000
Fixed assets, gross		—	9,429,000
Accumulated depreciation		—	(9,245,000)
Fixed assets, net		$—	$184,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Depreciation and amortization expense	$—	$256,000	$122,000	$518,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022

Professional fees	$596,000	$157,000
Accounts payable	627,000	97,000
Preclinical and clinical trials	271,000	89,000
Commercial insurance premium financing	545,000	189,000
Accrued severance	1,000	143,000
Property taxes	—	74,000
Franchise taxes	9,000	78,000
Other	92,000	25,000
Accounts payable and accrued expenses	$2,141,000	$852,000

Commercial Insurance Premium Financing Agreement

In June 2023, the Company entered into an insurance premium financing agreement for $703,000, with a term of nine months, annual interest rate of 8.00% and made a down payment of $171,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $59,000 per month over the remaining term of the agreement.

Note 5 - Commitments and Contingencies

Employment Agreements

As of June 30, 2023, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve in the capacity as the Company’s Chief Financial Officer with an initial base salary of $335,000 and an initial term ending in October 2024.

As of June 30, 2023, the Company is a party to an employment agreement with Michael A. Martino, Chief Executive Officer, dated November 22, 2021 and amended August 30, 2022 with an initial base salary of $550,000. The amendment on August 30, 2022 extended the term to November 22, 2023. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged. Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement payments totaled $250,000, which were to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022, and during September paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000. There are no related party agreements in effect as of June 30, 2023.

Facility Lease

The Company is a party to a Lease Agreement (the “Lease”) with Beta Investors Group, LLC (successor by assignment to NCWP – Inverness Business Park, LLC) (the “Landlord”) dated December 13, 2013 pursuant to which the Company has leased office and manufacturing space in Suite 200 and Suite 204 in the building located at 373 Inverness Parkway, Englewood, Colorado (the “Premises”). The lease was a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the Lease was May 1, 2014. The initial base rent of the Lease was $23,000 per month. The total base rent over the term of the Lease is approximately $3.3 million, which includes rent abatements and leasehold incentives.

Effective March 1, 2023, the Company entered into a sublease agreement whereby the Company subleased the Premises for a term commencing on March 1, 2023 and continuing until the expiration for the Lease on September 30, 2024. The subtenant will pay to the Company rent and other amounts assessed by the Landlord against the Company under the Lease. The subtenant is also responsible for utilities and insurance under the sublease agreement. Under the terms and conditions of the sublease agreement, the Company was fully released of its obligation under the Lease to dismantle and remove certain components of leasehold improvements at the end of the lease term. Accordingly, the Company derecognized its asset retirement obligation (“ARO”) in the amount of $294,000 which resulted in the recognition of a non-cash gain totaling $288,000 gain, net of $6,000 loss on the derecognition of the ARO asset.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of June 30, 2023:

	Facility Lease Payments	2023	2024	2025	2026	2027	Thereafter

Remaining Facility Lease Payments	$464,000	$184,000	$280,000	$—	$—	$—	$—
Less: Discount Adjustment	(16,000)
Total lease liability	$448,000

Lease liability-current portion	$354,000

Long-term lease liability	$94,000

The Right-of-Use (ROU) asset was fully amortized as of March 31, 2023 and remains fully amortized as of June 30, 2023.

The Company recorded lease expense in the respective periods as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Lease expense	$14,000	$70,000	$101,000	$151,000

Note 6 – Warrants

The Company adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method, and accordingly reclassified its “investor” liability classified warrants to accumulated deficit. The Company’s “placement agent” warrants were previously classified as equity. The Company had a total of 1.1 million equity-classified warrants as of June 30, 2023.

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2022	1,065,137	$ 15.94	3.80

Outstanding as of June 30, 2023	1,065,137	$ 15.94	3.30

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$ 16.50	Investor	1,000,000		3.46
August 2018 public offering	$ 6.00	Investor	10,227		0.12
June 2019 public offering	$ 7.50	Placement agent	54,910		0.97
Outstanding as of June 30, 2023			1,065,137	$ 15.94	3.30

There was no warrant derivative liability as of June 30, 2023. The total value for the warrant derivative liability as of December 31, 2022 was approximately $44,000 (see Note 7).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022, by level within the fair value hierarchy:

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

Due to the implementation of ASU 2020-06, effective January 1, 2023 the fair value of financial liabilities classified as Level 3 in the fair value hierarchy was reduced by $44,000. There were no financial liabilities classified as Level 1, 2 or 3 as of June 30, 2023.

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of June 30, 2023 and December 31, 2022.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

June 30, 2023

Authorized shares	300,000,000

Common stock outstanding	15,102,877
Options outstanding	254,388
Warrants outstanding	1,065,137
Reserved for issuance under 2019 Stock and Incentive Plan	484,372
Available shares for future issuance	283,093,226

ATM Equity Offering Program

In February 2020, the Company entered into a Sales Agreement with two agents to implement an “at the market” (ATM) equity offering program under which the Company, from time to time and at its sole discretion, may offer and sell shares of its common stock having an aggregate offering price up to $50.0 million to the public through the agents until (i) each agent declines to accept the terms for any reason, (ii) the entire amount of shares has been sold, or (iii) the Company suspends or terminates the Sales Agreement. The Sales Agreement includes customary indemnification rights in favor of the agents and provides that the agents will be entitled to an aggregate fixed commission of 4.0% of the gross proceeds (2.0% to each agent) to the Company from any shares sold pursuant to the Sales Agreement. The shelf registration statement associated with the ATM equity offering program expired on May 6, 2023. Therefore, there was no activity under the Sales Agreement for the three months ended June 30, 2023.

Note 9 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

On May 24, 2023, the Board declared a dividend of one one-thousandth of a share (1/1000th) of Series D Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for each outstanding share of common stock of the Company, par value $0.0001 per shares (the “Common Stock”) to stockholders of record at 5:00 p.m. Eastern Time on June 8, 2023 (the “Record Date”). The Certificate of Designation of Series D Preferred Stock (the “Certificate of Designation”) was filed with the Delaware Secretary of State and became effective on May 25, 2023.

The dividend was based on the number of shares of common stock on June 8, 2023 and resulted in 15,103 Series D Preferred shares being issued. Each whole share of Series D Preferred Stock entitles the holder thereof to 1,000,000 votes per share, and each fraction of a share of Series D Preferred Stock has a ratable number of votes. Thus, each one-thousandth of a share of Series D Preferred Stock is entitled to 1,000 votes. The outstanding shares of Series D Preferred Stock are entitled to vote together with the outstanding shares of common stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the outstanding shares of Common Stock at a ratio determined in accordance with the terms of such amendment (the “Reverse Stock Split”), and (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Reverse Stock Split and Adjournment Proposal were presented at the 2023 Annual Meeting of Stockholders held on Thursday, July 27, 2023.

All shares of Series D Preferred Stock that were not present in person or by proxy at the Annual Meeting of Stockholders as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) were automatically redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series D Preferred Stock (the “Initial Redemption”). The outstanding shares of Series D Preferred Stock that were not redeemed pursuant to an Initial Redemption were redeemed in whole, but not in part, automatically upon the approval by the Corporation’s stockholders of the Reverse Stock Split at the 2023 Annual Meeting of Stockholders held on Thursday, July 27, 2023. Accordingly, as of July 27, 2023, all outstanding shares of Series D Preferred Stock were redeemed.

Each share of Series D Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series D Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined in the Certificate of Designation thereof as of immediately prior to the applicable redemption time, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable Redemption Time. From July 27, 2023 to the date hereof, there have been no Redemption Payment Requests.

The Series D Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series D Preferred Stock had no stated maturity and it was not subject to any sinking fund. The Series D Preferred Stock was not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Company was not solely in control of the redemption of the shares of Series D Preferred Stock since the holders had the option of deciding whether to vote in respect of the Reverse Stock Split, which determines whether a given holder’s shares of Series D Preferred Stock are redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series D preferred Stock was not solely in the control of the Company, the shares of Series D Preferred Stock are classified within the mezzanine equity in the Company’s condensed consolidated balance sheet as of June 30, 2023. The shares of Series D Preferred Stock are measured at redemption value and is immaterial to the Company’s financial statements.

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

The following table summarizes the activity of the 2019 Plan and the shares available for future equity awards as of June 30, 2023:

2019 Plan

Total shares reserved for equity awards as of December 31, 2022	441,300
Forfeited, expired and/or cancelled equity option awards	13,737
Remaining shares available for future equity awards as of March 31, 2023	455,037
Forfeited, expired and/or cancelled equity option awards	29,335
Remaining shares available for future equity awards as of June 30, 2023	484,372

The following table summarizes the Company’s restricted stock awards activity during the three months ended June 30, 2023:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2022	13,400	$24.60
Vested	(4,467)	$24.60	$—
Nonvested as of March 31, 2023	8,933	$24.60
Granted	—
Forfeited	—
Vested	—
Nonvested as of June 30, 2023	8,933	$24.60

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	297,460	$14.97	6.41	$—
Forfeited, expired and/or cancelled	(13,737)	$6.83
Outstanding as of March 31, 2023	283,723	$15.36	6.58	$—
Forfeited, expired and/or cancelled	(29,335)	$9.61
Outstanding as of June 30, 2023	254,388	$15.87	7.08	$—
Exercisable as of June 30, 2023	234,684	$15.94	6.96	$—

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	June 30, 2023
2010 Plan	98,738
2019 Plan	155,650
Outstanding as of June 30, 2023	254,388

Stock options outstanding as of June 30, 2023 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $7.50	40,785	$6.62	7.31
$7.51 - $15.00	123,460	$10.36	6.56
$15.01 - $22.50	52,400	$17.35	8.36
$22.51 and above	37,743	$41.86	6.77
Total	254,388	$15.87	7.08

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company did not grant or modify options during the quarter ended June 30, 2023. The Company computed the fair value of options granted/modified during the period ended June 30, 2022, using the following assumptions:

Six Months Ended June 30,
2022

Expected volatility	117% - 119%
Risk free interest rate	1.26% - 1.94%
Expected term (years)	5.45 - 6.51

Share-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes share-based compensation expense (stock options, restricted stock awards and common stock issued for services) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses
Share-based compensation, net of forfeitures	$3,000	$95,000	$(30,000)	$142,000

General and administrative expenses
Share-based compensation, net of forfeitures	50,000	(181,000)	106,000	488,000

Total share-based compensation, net of forfeitures	$53,000	$(86,000)	$76,000	$630,000

Unrecognized share-based compensation expense related to stock options as of June 30, 2023	$72,000

Weighted average remaining years to vest for stock options	1.49

Unrecognized share-based compensation expense related to restricted stock awards as of June 30, 2023	$75,000

Weighted average remaining years to vest for restricted stock awards	1.51

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(1,371,000)	$(2,070,000)	$(5,349,000)	$(7,706,000)
Less: decrease in fair value of investor warrants	—	(2,886,000)	—	(4,217,000)
Net loss available to common stockholders	$(1,371,000)	$(4,956,000)	$(5,349,000)	$(11,923,000)

Basic weighted-average common shares outstanding	15,093,944	15,072,392	15,093,919	15,072,307
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	15,093,944	15,072,392	15,093,919	15,072,307
Earnings per share – basic	$(0.09)	$(0.14)	$(0.35)	$(0.51)
Earnings per share – diluted	$(0.09)	$(0.33)	$(0.35)	$(0.79)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warrants to purchase shares of common stock	1,065,137	1,065,137	1,065,137	1,065,137
Outstanding stock options	254,388	436,608	254,388	436,608
Restricted stock awards	8,933	13,400	8,933	13,400
Total potentially dilutive shares of common stock	1,328,458	1,515,145	1,328,458	1,515,145

Note 11 – Subsequent Events

On July 27, 2023, the Company held an annual meeting of the stockholders (the “Annual Meeting”) which included Proposal No. 3 which sought approval of an amendment to the Company’s certificate of incorporation to effect a reverse stock split of the Company’s shares of common stock at a ratio not less than 5-to-1 and not greater than 20-to-1, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors before July 20, 2024 without further approval or authorization of the Company’s stockholders. Based on the final certified vote, the reverse split proposal was approved by a majority of the Company’s stockholders.

Any outstanding shares of Series D Preferred Stock that were not present in person or by proxy at the Annual Meeting as of immediately prior to the opening of the polls on July 27, 2023 (the “Initial Redemption”) were automatically redeemed in whole, but not in part, by the Company at the Initial Redemption time. Any outstanding shares of Series D stock that were not redeemed pursuant to the Initial Redemption were redeemed in whole, but not in part, automatically upon the approval by the Company’s stockholders of Proposal No. 3 at the Annual Meeting. The 15,103 redeemed shares of Series D Preferred Stock were automatically retired and restored to the status of authorized but unissued shares of preferred stock. Each share of Series D Preferred Stock redeemed may be redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series D Preferred Stock that are beneficially owned by the beneficial owner upon written request submitted to the Company.

The 2023 Stock and Incentive Plan (the “2023 Plan”) was approved by the Board on May 24, 2023 subject to stockholder approval. The 2023 Plan replaced the 2019 Stock and Incentive Plan and will be utilized for future awards to employees, officers, non-employee directors, consultants, prospective employees and other key persons of the Company and its majority subsidiaries. The approval of the 2023 Plan does not affect awards granted under the 2019 Plan. The 2023 Plan initially provides a reserve for 1,200,000 shares of common stock for future issuance pursuant to awards issued in accordance with the terms and provisions of the 2023 Plan. The stockholders approved the 2023 Plan at the Annual Meeting.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2023) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – June 30, 2023 Compared to June 30, 2022

We recognized a net loss for the three months ended June 30, 2023 (“2023 quarter”) of $1.4 million compared to a net loss of $2.1 million for the three months ended June 30, 2022 (“2022 quarter”). The net loss during the 2023 quarter was attributable to operating expenses of $1.6 million, partially offset by interest and rental income of $0.2 million. The net loss during the 2022 quarter was primarily attributable to operating expenses of $5.0 million, partially offset by a non-cash derivative gain of $2.9 million. Operating expenses decreased $3.4 million (69%) from the 2022 quarter to the 2023 quarter primarily due to a $1.4 million (80%) decrease in research and development costs; and a $2.0 million (63%) decrease in general and administrative costs, both of which are further explained below.

We recognized a net loss for the six months ended June 30, 2023 (“2023 period”) of $5.3 million compared to a net loss of $7.7 million for the six months ended June 30, 2022 (“2022 period”). The net loss during the 2023 period was primarily attributable to operating expenses of approximately $6.0 million, partially offset by interest and rental income of $0.3 million and $0.3 million for the recognition of a non-cash gain on elimination of ARO obligation in conjunction with the sublease of the Company’s facilities in March 2023. The net loss during the 2022 period was primarily attributable to operating expenses of approximately $12.0 million, partially offset by the non-cash derivative gain of $4.2 million.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pre-clinical, clinical trial and sponsored research expenses	$49,000	$162,000	$32,000	$2,087,000
Salaries and benefits	60,000	580,000	186,000	1,352,000
Depreciation	—	250,000	123,000	506,000
Laboratory	111,000	246,000	317,000	506,000
Professional fees	121,000	314,000	245,000	508,000
Operations/manufacturing	—	75,000	(6,000)	280,000
Share-based compensation	3,000	95,000	(30,000)	141,000
Other	—	21,000	1,000	50,000
Total research and development	$344,000	$1,743,000	$868,000	$5,430,000

2023 Quarter Compared to 2022 Quarter

Research and development costs decreased by approximately $1.4 million, or 80%, for the 2023 quarter compared to the 2022 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Pre-clinical and clinical trial and sponsored research expenses

The clinical trial and sponsored research expense decreased $0.1 million, or 70% for the 2023 quarter compared to the 2022 quarter, due to the commencement of the discontinuation / finalization of all Ampion related clinical trials (i.e., AP-013, AP-017, AP-018 and AP-019) in the 2022 quarter.

Salaries and Benefits

Salaries and benefit expense decreased $0.5 million, or 90%, for the 2023 quarter compared with the 2022 quarter as a result of the reduction in force plan (“RIF”) which was implemented in third quarter 2022 and finalized in first quarter 2023, resulting in a total reduction of seventeen full-time equivalents or 78% reduction in force.

Operations / Manufacturing

There were no operations / manufacturing expenses for the 2023 quarter compared with the $0.1 million in operations / manufacturing expenses for the 2022 quarter as a result of the shut-down of the clean room / manufacturing facility in third-quarter 2022 due to the discontinuation of the Ampion clinical development program.

Laboratory

Laboratory expenses decreased $0.1 million, or 55%, for the 2023 quarter compared with the 2022 quarter as a result of the shift to pre-clinical contract lab related services related to OA.201 in the 2023 quarter which was at a lower cost than the work related to AR-300 in the 2022 quarter.

Professional fees

Professional fees expense decreased by $0.2 million or 61% due to a higher level of contracted Chief Medical Officer services required in the 2022 quarter resulting from the commencement of closeout of the Ampio clinical trials. This was partially offset from costs incurred during the 2023 quarter related to contractor fees for drug development and related advisory services for the OA.201 development program.

Depreciation

Depreciation expense decreased to $0 in the 2023 quarter as a result of (i) the initial impairment of the Company’s long-lived assets in third quarter 2022 with a final adjustment in March 2023 and (ii) the sublease of the Company’s premises and sale of all existing personal property to the subtenant in conjunction with the provisions of the sublease agreement.

Share-based compensation

Share-based compensation expense decreased $0.1 million, or 97%, for the 2023 quarter compared with the 2022 quarter as a result of the RIF, as further described above in reference to “salaries and benefits”, which resulted in the expense reversal and discontinuation of future expense from expired / forfeited stock options and restricted stock awards.

2023 Period Compared to 2022 Period

Research and development costs decreased by $4.6 million or 84%, for the 2023 period compared to the 2022 period. The reasons for the increase and an explanation of the research and development costs with variances greater than $175,000 and 10% compared with the previous period are further explained below.

Pre-clinical and clinical trial and sponsored research expenses

The pre-clinical and clinical trial and sponsored research expenses decreased by approximately $2.1 million, or 98%, due primarily to the completion and commencement of close-out of the AP-017 and AP-019 studies reflecting costs totaling $1.8 million during the 2022 period. In addition, we incurred $0.3 million during the 2022 period related to the AP-013 clinical trial. The Company was not engaged in any clinical trials during the 2023 period.

Salaries and benefits

Salaries and benefits expenses decreased $1.2 million or 86% for the 2023 period compared to the 2022 period as a result of the RIF which was implemented in third quarter 2022 and completed in early first quarter 2023 and which resulted in a 78% reduction in force.

Depreciation

Depreciation expense decreased by $0.4 million or 76% as a result of (i) the initial impairment of the Company’s long-lived assets in third quarter 2022 with a final adjustment in March 2023 as a result of the sublease of the Company’s premises and a sale of all existing personal property to the subtenant in conjunction with the provisions of the sublease agreement.

Laboratory

Laboratory operations / manufacturing expenses decreased $0.2 million, or 37% as a result of the shift to outsourced pre-clinical lab work related to the continued development of OA.201 which commenced in first quarter 2023. During the 2022 period the Company used conducted laboratory operations to support the AP-017 and AP-019 clinical trials combined with outsourced services to support the development of AR-300.

Operations / manufacturing

Operations / manufacturing expenses decreased $0.3 million, or 102%, for the 2023 period as a result of the shut-down and discontinued use / support of the cleanroom and overall manufacturing facility which completed in second half 2022.

Professional Fees

Professional fees expense increased $0.3 million, or 52%, due to a higher level of contracted Chief Medical Officer services required in the 2022 period resulting from the commencement of closeout of the Ampio clinical trials. This was partially offset from costs incurred during the 2023 period related to contractor fees for drug development and related advisory services for the OA.201 development program.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Professional fees	$455,000	$2,581,000	$3,377,000	$3,984,000
Salaries and benefits	262,000	292,000	536,000	925,000
Insurance	297,000	246,000	607,000	500,000
Share-based compensation	50,000	(181,000)	106,000	488,000
Facilities	68,000	148,000	183,000	285,000
Director fees	51,000	99,000	125,000	204,000
Other	33,000	60,000	102,000	142,000
Total general and administrative	$1,216,000	$3,245,000	$5,036,000	$6,528,000

2023 Quarter Compared to 2022 Quarter

General and administrative costs decreased $2.0 million, or 63%, for the 2023 quarter compared to the 2022 quarter. General and administrative costs with variances greater than $75,000 and 10% are further explained below.

Professional fees

Professional fees decreased $2.1 million, or 82%, for the 2023 quarter compared to the 2022 quarter due primarily to legal costs associated with an SEC investigation and class action / derivative lawsuits initiated in second half of 2022. Professional fees in the 2022 quarter include legal costs incurred in the 2022 quarter related to investigations conducted by the independent special committee of the Ampio Board of Directors. The 2023 quarter professional fees reflects an offset of insurance recovery totaling $1.4 million for covered legal costs exceeding the retention limit in the 2023 quarter.

Share-based compensation

Share-based compensation expense decreased $0.2 million, or 128%, for the 2023 quarter compared with the 2022 quarter as a result of forfeitures and cancellations of vested and unvested stock options and restricted stock awards resulting from employee terminations and board resignations in 2022.

Facilities

Facilities expense decreased $0.1 million, or 54%, for the 2023 quarter compared with the 2022 quarter as a result of the execution of the sublease agreement in March 2023 which resulted in the transfer of all utilities and operating costs of the premises to the subtenant and the full write-off of the ROU asset and future amortization (rent expense).

2023 Period Compared to 2022 Period

General and administrative costs decreased $1.5 million, or 23%, for the 2023 period compared to the 2022 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees decreased $0.6 million, or 15%, for the 2023 period compared to the 2022 period due primarily to the SEC investigation and class action and derivative lawsuits initiated in second half of 2022 and continuing through the 2023 period. Professional fees in the 2022 period primarily related to investigations conducted by the independent special committee of the Ampio Board of Directors. Professional fees in the 2023 period were offset by an insurance recovery totaling $1.4 million for covered legal costs exceeding the retention limit in the 2023 quarter.

Salaries and benefits

Salaries and benefit expense decreased $0.4 million, or 42%, for the 2023 period compared with the 2022 period as a result of lower weighted average incremental headcount during the 2023 period resulting from the termination of a former officer and the RIF which was initiated in third quarter 2023.

Share-based compensation

Share-based compensation expense decreased $0.4 million, or 78%, as a result of forfeitures and cancellations of unvested stock options from employee terminations and board resignations in 2022.

Other income

The Company recognized interest income of $201,000 during the 2023 period which was a $166,000 increase over the 2022 period. The increase is attributable to the continued increase in interest rates since third quarter of 2022. The Company also recognized a non-cash gain of $288,000 related to the elimination of its asset retirement obligation (“ARO”) and derecognition of the ARO asset in conjunction with the sublease agreement entered into on March 1, 2023. There was no derivative gain on the fair value of warrant liability during the 2023 quarter due to the adoption of ASU 2020-06 which converted the warrant liability to stockholder’s equity effective January 1, 2023.

Cash Flows

Cash flows for the respective periods are as follows:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(5,700,000)	$(10,891,000)
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	(111,000)
Net change in cash and cash equivalents	$(5,700,000)	$(11,002,000)

Net Cash Used in Operating Activities

During the six months ended June 30, 2023 our operating activities used approximately $5.7 million in cash and cash equivalents, which is greater than our reported net loss of $5.3 million. The difference is primarily a result of a decrease in working capital, excluding cash and cash equivalents, totaling $0.3 million and non-cash charges totaling $0.1 million.

During the six months ended June 30, 2022 our operating activities used approximately $10.9 million in cash and cash equivalents, which was greater than our reported net loss of $7.7 million. The difference is primarily a result of a non-cash adjustment of $4.2 million related to the warrant derivative gain partially offset by non-cash charges totaling $1.1 million.

Net Cash Provided by Investing Activities

During the six months ended June 30, 2023 and June 30, 2022, there was no change in cash related to investing activities.

Net Cash Used in Financing Activities

During the six months ended June 30, 2023, there was no change in cash related to financing activities.

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

Liquidity and Capital Resources

Since inception, we have not generated revenue, profits or operating cash flow. Over this period, we have continued to be focused on research and pre-clinical / clinical development, all of which has required raising a substantial amount of capital. We expect to generate continued operating losses for the foreseeable future as we are pursuing the continued development and advancement of the OA.201 program.

As of June 30, 2023, we had $7.0 million of cash and cash equivalents and an insurance recovery receivable of $1.4 million, of which $1.0 million was received in early third-quarter 2023. Based on our current cash / liquidity position and current projection of operating expenses and capital expenditures, we believe we will have sufficient liquidity to fund operations into the first quarter of 2024. Our cash resources and our capital needs are based upon management estimates as to future operations and expense and the timing of collection of the insurance recovery receivable, which involve significant judgment. If we are able to successfully optimize our potential small molecule formulation to take forward into development, we intend to fund that future development of the OA.201 program through an offering of our equity securities. We may also seek to raise equity capital in order to attempt to cure potential non-compliance with the minimum stockholders’ equity requirement of the NYSE American in future reporting periods. Additionally, given that the Ampio board of directors is considering strategic alternatives, our forecasts regarding the sufficiency of our liquidity are based upon maintaining our current operations. Accordingly, we may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

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

Although we have implemented cash-focused measures to manage liquidity which includes the implementation of our hybrid, virtual organizational model in first quarter 2023 and the outsourcing philosophy and the recent sublease of our facility space on March 1, 2023, we continue to expect cash used by operating activities for the remainder of 2023 to be negatively impacted by a high level of general and administrative expense, driven primarily by higher professional fees including incremental legal and other costs associated with an SEC investigation and class action / derivative lawsuits.

Our lack of operating revenue or cash inflows and our cash resources on June 30, 2023 raise substantial doubt as to our ability to continue as a going concern. Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include the continued aggressive monitoring of our operating expenses and use of our outsourcing philosophy to minimize expenses and increase operating efficiencies associated with the OA.201 program. Management expects to manage future expense associated with the OA.201 program to align with the timing and amount of expense with future capital raising activities. If our available cash resources are insufficient to fund our expenses (including those expenses relating to legal proceedings) and the development of the OA.201 program and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be a party to litigation arising in the ordinary course of business. For a summary of the material pending legal proceedings, please see Part I, Item 3 “Legal Proceedings” of the 2022 Annual Report. There were no material developments in these pending legal proceedings as of June 30, 2023.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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
3.5

Certificate of Designation of the Series D Preferred Stock of Ampio Pharmaceuticals, Inc. filed May 25, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2023)

3.6	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2018).
3.7

Amendment to the Amended and Restated Bylaws of Ampio Pharmaceuticals, Inc. adopted May 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2023)

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

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
Date: August 8, 2023

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer
(principal financial and accounting officer)
Date: August 8, 2023