Form 10-Q
period 2023-09-30
Ampio Pharmaceuticals, Inc.
filed 2023-11-14
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 10, 2023, there were 832,021 outstanding shares of common stock, par value $0.0001 per share, of the registrant.

AMPIO PHARMACEUTICALS, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical developments, future financial position, and plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology, typically identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations or the effect of any actions we may take to reduce expenses and preserve cash and cash equivalents and overall liquidity of the Company;
●	potential outcomes of preclinical and clinical (assuming FDA approval of the IND) trials for OA-201, any future capital expenditures, research and development expenses and other payments relating to OA-201, and any capital raising activities to fund OA-201 research and development related expenses and to support the ongoing corporate support for the Company;
●	our strategic alternatives process, including any potential interested counterparty, transaction structure, timing and transaction expense associated with any strategic alternative and the potential success of any strategic alternative(s);
●	the amount and timing of our future capital needs to fund future research and development expenses relating to OA-201 and our baseline business operations, to regain compliance with NYSE American’s requirement to maintain $6.0 million in minimum stockholders’ equity, or to fund expenses relating to any legal proceeding to the extent that such expenses are not covered or are in excess of our policy limits;
●	the expense, time and/or outcome of any legal proceeding; and
●	our ability to identify strategic partners for OA-201 or any other potential product and the execution of beneficial license, co-development, collaboration or similar arrangements.

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

Factors that could cause our actual results to differ from the results expressed or implied in forward-looking statements include, but are not limited to, those described in the section entitled “Risk Factors” in Part I, Item 1A of the Form 10-K for the year ended December 31, 2022 and other similar sections of our subsequent reports, including Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, other sections of this Quarterly Report include additional factors that could adversely impact the business and financial performance expressed or implied in any forward-looking statements, including, but not limited to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMPIO PHARMACEUTICALS, INC.

Condensed Balance Sheets

(unaudited)

		September 30,		December 31,
		2023		2022

Assets
Current assets
Cash and cash equivalents		$6,398,000		$12,653,000
Insurance recovery receivable		530,000		—
Prepaid expenses and other		718,000		676,000
Total current assets		7,646,000		13,329,000

Fixed assets, net		—		184,000
Right-of-use asset, net		—		75,000
Total assets		$7,646,000		$13,588,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses		$1,909,000		$852,000
Lease liability-current portion		362,000		340,000
Total current liabilities		2,271,000		1,192,000

Lease liability-long-term		—		274,000
Warrant derivative liability		—		44,000
Asset retirement obligation		—		289,000
Total liabilities		2,271,000		1,799,000

Commitments and contingencies (Note 5)

Stockholders’ equity
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 804,604 as of September 30, 2023 and 804,674 as of December 31, 2022	[1]	—		—
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; shares issued and outstanding - none as of September 30, 2023 and December 31, 2022		—		—
Additional paid-in capital		245,848,000	[1]	245,728,000
Accumulated deficit		(240,473,000)		(233,939,000)
Total stockholders’ equity		5,375,000		11,789,000

Total liabilities and stockholders’ equity		$7,646,000		$13,588,000

[1] September 30, 2023 balances have been adjusted and December 31, 2022 balances have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating expenses
Research and development	$329,000	$2,747,000	$1,197,000	$8,177,000
General and administrative	1,071,000	2,975,000	6,106,000	9,504,000
Long-lived assets impairment	—	1,614,000	—	1,614,000
Right of use asset impairment	—	322,000	—	322,000
Loss on sale of fixed assets	—	—	56,000	—
Total operating expenses	1,400,000	7,658,000	7,359,000	19,617,000

Other income
Interest income	79,000	80,000	280,000	116,000
Rental income	92,000	—	213,000	—
Gain from elimination of ARO obligation, net	—	—	288,000	—
Derivative gain	—	1,167,000	—	5,384,000
Total other income	171,000	1,247,000	781,000	5,500,000

Net loss	$(1,229,000)	$(6,411,000)	$(6,578,000)	$(14,117,000)

Net loss per common share: [1]
Basic	$(1.53)	$(8.51)	$(8.18)	$(18.73)
Diluted	$(1.53)	$(10.06)	$(8.18)	$(25.88)

Weighted average number of common shares outstanding: [1]
Basic	804,158	753,620	804,158	753,616
Diluted	804,158	753,620	804,158	753,616

[1] Net loss per common share and weighted average number of common shares outstanding for the current period have been adjusted and the prior periods have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Mezzanine Equity and Stockholders’ Equity

(unaudited)

	Mezzanine Equity				Additional		Total
	Series D Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	808,136	$—	$244,886,000	$(217,602,000)	$27,284,000

Share-based compensation, net of forfeitures	—	—	—	—	716,000	—	716,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	—	—	(462)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock in connection with the "at-the-market" equity offering program	—	—	—	—	(32,000)	—	(32,000)
Net loss	—	—	—	—	—	(5,636,000)	(5,636,000)

Balance at March 31, 2022	—	—	807,674	—	245,491,000	(223,238,000)	22,253,000

Share-based compensation, net of forfeitures	—	—	—	—	423,000	—	423,000
Restricted stock award forfeitures	—	—	(3,000)	—	(509,000)	—	(509,000)
Net loss	—	—	—	—	—	(2,070,000)	(2,070,000)

Balance at June 30, 2022	—	—	804,674	—	245,405,000	(225,308,000)	$20,097,000

Share-based compensation, net of forfeitures	—	—	—	—	163,000	—	163,000
Net loss	—	—	—	—	—	(6,411,000)	(6,411,000)

Balance at September 30, 2022	—	$—	804,674	$—	$245,568,000	$(231,719,000)	$13,849,000

Balance at December 31, 2022	—	$—	804,674	$—	$245,728,000	$(233,939,000)	$11,789,000

Reclassification of warrant derivative upon adoption of ASU 2020-06	—	—	—	—	—	44,000	44,000
Share-based compensation, net of forfeitures	—	—	—	—	23,000	—	23,000
Net loss	—	—	—	—	—	(3,978,000)	(3,978,000)

Balance at March 31, 2023	—	—	804,674	—	245,751,000	(237,873,000)	7,878,000

Share-based compensation, net of forfeitures	—	—	—	—	53,000	—	53,000
Issuance of Series D preferred stock dividend	15,103	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,371,000)	(1,371,000)

Balance at June 30, 2023	15,103	—	804,674	—	245,804,000	(239,244,000)	6,560,000

Share-based compensation, net of forfeitures	—	—	—	—	44,000	—	44,000
Preferred stock redemption	(15,103)	—	—	—	—	—	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	—	—	(70)	—	—	—	—
Net loss	—	—	—	—	—	(1,229,000)	(1,229,000)
						—
Balance at September 30, 2023	—	$—	804,604	$—	$245,848,000	$(240,473,000)	$5,375,000

Note that the share numbers and balances for the current period have been adjusted and prior periods have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows used in operating activities
Net loss	$(6,578,000)	$(14,117,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	120,000	793,000
Depreciation and amortization	122,000	865,000
Long-lived assets impairment	—	1,614,000
Right-of-use asset impairment	—	322,000
Loss on sale of fixed assets	56,000	—
Net gain from elimination of ARO obligation	(288,000)
Accretion of asset retirement obligation	5,000	—
Derivative gain	—	(5,384,000)
Changes in operating assets and liabilities:
Increase in insurance recovery receivable	(530,000)	—
(Increase) decrease in prepaid expenses and other	(43,000)	366,000
Increase (decrease) in accounts payable and accrued expenses	1,058,000	(1,219,000)
Decrease in lease liability	(177,000)	(74,000)
Net cash used in operating activities	(6,255,000)	(16,834,000)

Net cash used in investing activities	—	—

Cash flows used in financing activities
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—	(32,000)
Funding of tax obligation relative to shares withheld in connection with restricted stock awards	—	(79,000)
Net cash used in financing activities	—	(111,000)

Net change in cash and cash equivalents	(6,255,000)	(16,945,000)

Cash and cash equivalents at beginning of period	12,653,000	33,892,000
Cash and cash equivalents at end of period	$6,398,000	$16,947,000

Non-cash transactions:
Commercial insurance premium financing agreement	$703,000	$1,159,000
Recognition of asset retirement obligation	$—	$282,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(unaudited)

Note 1 – The Company and Summary of Significant Accounting Policies

Ampio Pharmaceuticals, Inc. (“Ampio” or the “Company”) is a pre-revenue stage biopharmaceutical company focused on the development of a potential treatment for osteoarthritis as part of its OA-201 program. The OA-201 development program is seeking to advance Ampio’s unique and proprietary small molecule formulation to take forward through pain and chondroprotection pre-clinical studies and the next phases of drug development. Ampio’s primary strategy is to address the large and attractive opportunity for treatment of osteoarthritis of the knee (“OAK”) and other joints.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Quarterly Reports on Form 10-Q and Article 8 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the financial position and of the results of operations and cash flows of the Company for the periods presented.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. On September 12, 2023, the Company effected a 20-to-1 reverse stock split. The Company has applied and retroactively applied, the reverse stock splits to share and per share amounts in the condensed financial statements for the three and nine months ended September 30, 2023 and September 30, 2022. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all the Company’s outstanding options under the 2010 / 2019 Stock and Incentive Plans and warrants, with any fractional shares rounded up to the next whole share. The number of shares authorized for issuance pursuant to the Company’s 2023 Stock and Incentive Plan (the “2023 Plan”) was not impacted by the 20-to-1 reverse stock split (see Note 9 for additional information). The Company also applied and retroactively applied such adjustments in the notes to the condensed financial statements for the three and nine months ended September 30, 2023 and September 30, 2022. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (the “2022 Annual Report”). The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The information as of and for the three and nine months ended September 30, 2023 and September 30, 2022 is unaudited. The balance sheet at December 31, 2022 was derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and fully liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. As of and subsequent to March 31, 2023, the Company no longer maintains balances in excess of federally insured limits.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity needs and availability and the amount and collectability of the insurance recovery receivable representing amounts advanced by the Company in excess of the previously paid $2.5 million self-insured retention for defense costs relating to currently pending lawsuits and the SEC investigation that is expected to be covered and paid by its directors’ and officers’ insurance. The Company develops these estimates using its judgment based upon the facts and circumstances known to it at the time.

Liquidity / Going Concern

The Company is a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $240.5 million as of September 30, 2023. The Company expects to generate continued operating losses for the foreseeable future as it pursues the continued development and advancement of the OA-201 program, with the plan that it will source the requisite liquidity primarily through capital raising efforts.

As of September 30, 2023, the Company had $6.4 million of cash and cash equivalents and an insurance recovery receivable of $0.5 million. Based on the current cash / liquidity position, current projection of operating expenses and assumption regarding the collectability in full of the insurance recovery receivable, the Company believes it will have sufficient liquidity to fund business operations into the first quarter of 2024. Cash resources and capital needs are based upon management’s estimates as to future operating expenses and the timing of collection of the insurance recovery receivable, which involve significant judgment. If the Company is able to successfully optimize a small molecule formulation to advance into development, it intends to fund the future development of the OA-201 program through one or more offerings of its equity securities. The Company also may seek to raise equity capital, which could lead to a possibility of a cure of non-compliance with the $6.0 million minimum stockholders’ equity requirement of the NYSE American exchange. Accordingly, the Company may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

Additionally, as the Company’s board of directors continues to evaluate strategic alternatives, the forecasts regarding the sufficiency of liquidity are based upon maintaining current operations.

Additional financing may not be available in the amount or at the time the Company needs it or may not be available on acceptable terms or at all. If the Company raises additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. The Company’s efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of the common stock and the restrictions on ATM agreement sales or other offering types based on the current market capitalization of the Company. If the Company raises additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

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

Note 2 – Current Assets, Excluding Cash and Cash Equivalents

The Company recorded an insurance recovery receivable of $530,000 on its balance sheet as of September 30, 2023, which is owed from the insurance carrier with respect to amounts advanced by the Company in excess of the previously paid $2.5 million self-insured retention for defense costs relating to currently pending lawsuits and the SEC investigation that is expected to be covered and paid by our directors’ and officers’ insurance.

Prepaid expenses and other balances as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Unamortized commercial insurance premiums	$517,000	$610,000
Deferred issuance costs	136,000	—
Deposits	34,000	34,000
Other	31,000	32,000
Total prepaid expenses and other	$718,000	$676,000

Note 3 – Fixed Assets

Fixed assets are recorded based on acquisition cost and once placed in service, are depreciated utilizing the straight-line method over their estimated economic useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease term. Effective March 1, 2023, the Company entered into a sublease of its existing facility and in connection with that sublease, entered into a bill of sale with the subtenant for all the Company’s existing fixed assets (see Note 5).

Fixed assets, net of accumulated depreciation, consist of the following:

	Estimated
	Useful Lives
	(in Years)	September 30, 2023	December 31, 2022

Leasehold improvements	10	$—	$4,965,000
Manufacturing facility/clean room	3 - 8	—	2,803,000
Lab equipment and office furniture	5 - 8	—	1,661,000
Fixed assets, gross		—	9,429,000
Accumulated depreciation		—	(9,245,000)
Fixed assets, net		$—	$184,000

Depreciation and amortization expense for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Depreciation and amortization expense	$—	$347,000	$122,000	$865,000

Note 4 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022

Accounts payable	$459,000	$97,000
Professional fees	737,000	157,000
Commercial insurance premium financing	354,000	189,000
Preclinical and clinical trials	185,000	89,000
Property taxes	60,000	74,000
Franchise taxes	17,000	78,000
Accrued severance	—	143,000
Other	97,000	25,000
Accounts payable and accrued expenses	$1,909,000	$852,000

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

Note 5 - Commitments and Contingencies

Employment Agreements

As of September 30, 2023, the Company is a party to an employment agreement with Michael A. Martino, Chief Executive Officer, dated November 22, 2021 and amended August 30, 2022 with an initial base salary of $550,000. The amendment on August 30, 2022 extended the term to November 22, 2023. On October 1, 2023, the Company and Michael A. Martino entered into a second amendment to the employment agreement, which changed the term ending on November 22, 2023 to an indefinite term. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged.

As of September 30, 2023, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve in the capacity as the Company’s Chief Financial Officer with an initial base salary of $335,000 and an initial term ending in October 2024.

Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

Related Party Research Agreements

On February 4, 2022, the Company entered into a sponsored research services agreement with Trauma Research, LLC, an entity owned by one of the Company’s former directors. The agreement totaled $400,000 for research activities to be performed over the next two years. In addition, the Company also entered into a personal services agreement dated February 4, 2022 with that individual to provide research services. The agreement payments totaled $250,000, which were to be paid in four equal installments payable quarterly over the one-year term. On August 5, 2022, the Company delivered notice of termination of the personal services agreement, effective September 5, 2022, and paid the remaining obligation of $21,000. On August 5, 2022, the Company delivered notice of termination of the research services agreement, effective November 4, 2022, and paid the remaining obligation of $63,000. There are no related party agreements in effect as of September 30, 2023.

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

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability disclosed on the balance sheet as of September 30, 2023:

	Facility Lease Payments	2023	2024	2025	2026	2027	Thereafter

Remaining Facility Lease Payments	$372,000	$92,000	$280,000	$—	$—	$—	$—
Less: Discount Adjustment	(10,000)
Total lease liability	$362,000

Lease liability-current portion	$362,000

Long-term lease liability	$—

The Company recorded lease expense in the respective periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Lease expense	$7,000	$70,000	$108,000	$221,000

Note 6 – Warrants

The Company adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method, and accordingly reclassified its “investor” liability classified warrants to accumulated deficit. The Company’s “placement agent” warrants were previously classified as equity. The Company had approximately 53,000 equity-classified warrants as of September 30, 2023.

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2022	53,263	$ 318.80	3.80

Outstanding as of September 30, 2023	52,751	$ 320.62	3.08

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$ 330.00	Investor	50,001		3.04
June 2019 public offering	$ 150.00	Placement agent	2,750		0.04
Outstanding as of September 30, 2023			52,751	$ 320.62	3.08

Investor warrants totaling 512 shares expired on August 12, 2023. There was no warrant derivative liability as of September 30, 2023. The total value for the warrant derivative liability as of December 31, 2022 was approximately $44,000 (see Note 7).

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

The warrant derivative liability for the December 31, 2022 period presented was valued using the Black-Scholes valuation methodology as the Company believes that model embodies all the relevant assumptions (including trading volatility, estimated terms and risk-free interest rates) that address the features underlying these instruments.

Due to the implementation of ASU 2020-06, effective January 1, 2023 the fair value of financial liabilities classified as Level 3 in the fair value hierarchy was reduced by $44,000. There were no financial liabilities classified as Level 1, 2 or 3 as of September 30, 2023.

Note 8 - Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of September 30, 2023 and December 31, 2022.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

September 30, 2023

Authorized shares	300,000,000

Common stock outstanding	804,604
Options outstanding	12,719
Warrants outstanding	52,751
Reserved for issuance under 2019 Stock and Incentive Plan	—
Reserved for issuance under 2023 Stock and Incentive Plan	1,200,000
Available shares for future issuance	297,929,926

ATM Equity Offering Program

On September 18, 2023, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC as Manager (in such capacity, the “Manager”), establishing an at-the-market equity distribution program, pursuant to which the Company, through the Manager, may offer and sell from time to time shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), having an aggregate gross sales price of up to $1,250,000. The Registration Statement on Form S-3 (File No. 333-274558) (the “Registration Statement”) which included a base prospectus and an at-the-market offering prospectus was filed by the Company on September 18, 2023 and became effective on September 27, 2023.

Subject to the terms and conditions of the Offering Agreement, the Manager may sell Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Manager a commission of three percent (3.0%) of the gross sales proceeds of each sale of shares pursuant to the Offering Agreement. The Company will also reimburse the Manager for the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the Offering Agreement in an amount not to exceed $50,000 in the aggregate, as well as an additional reimbursement of up to $2,500 per due diligence update session for the Manager’s fees. The Company has provided customary representations, warranties and covenants, and the parties have agreed to customary indemnification rights. The Company has the right to terminate the provisions of the Offering Agreement in its sole discretion at any time upon seven business days’ prior written notice. The Manager has the right to terminate the Offering Agreement in its sole discretion at any time. In the case of a termination by either party, specified provisions of the Offering Agreement will survive, including the indemnification provisions.

Under the terms of the Offering Agreement, in no event will the Company issue or sell through the Manager such number or dollar amount of shares of Common Stock that would (i) exceed the number or dollar amount of shares of Common Stock registered and available on the Registration Statement, (ii) exceed the number of authorized but unissued shares of Common Stock, or (iii) exceed the number or dollar amount of Common Stock for which the Company has filed a prospectus supplement to the Registration Statement. There were no sales of Common Stock under the Offering Agreement for the three months ended September 30, 2023; however, the Company did incur deferred issuance costs of $136,000.

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

The dividend was based on the number of shares of common stock on June 8, 2023 and resulted in 15,103 Series D Preferred shares being issued. Each whole share of Series D Preferred Stock entitles the holder thereof to 1,000,000 votes per share, and each fraction of a share of Series D Preferred Stock has a ratable number of votes. Thus, each one-thousandth of a share of Series D Preferred Stock is entitled to 1,000 votes. The outstanding shares of Series D Preferred Stock are entitled to vote together with the outstanding shares of common stock as a single class exclusively with respect to (i) any proposal to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the outstanding shares of Common Stock at a ratio determined in accordance with the terms of such amendment (the “Reverse Stock Split”), and (ii) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Reverse Stock Split and Adjournment Proposal were presented at the 2023 Annual Meeting of Stockholders held on Thursday, July 27, 2023.

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

Each share of Series D Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series D Preferred Stock that are “beneficially owned” by the “beneficial owner”, as such terms are defined in the Certificate of Designation thereof as of immediately prior to the applicable redemption time, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable Redemption Time. From July 27, 2023 to the date hereof, there have been no Redemption Payment Requests.

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

The Company was not solely in control of the redemption of the shares of Series D Preferred Stock since the holders had the option of deciding whether to vote in respect of the Reverse Stock Split, which determines whether a given holder’s shares of Series D Preferred Stock are redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series D preferred Stock was not solely in the control of the Company, the shares of Series D Preferred Stock were classified within the mezzanine equity in the Company’s condensed consolidated balance sheet as of June 30, 2023. The shares of Series D Preferred Stock were measured at redemption value which was considered immaterial to the Company’s financial statements at the time of issuance. As of September 30, 2023 all shares of Series D Preferred Stock have been cancelled and returned to the Preferred Stock reserve.

Options

In July 2023, the Company’s Board of Directors and stockholders approved the adoption of the 2023 Plan, under which shares were reserved for future issuance of equity related awards as further defined under the 2023 Plan. The 2023 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 1.2 million shares to be reserved for issuances under the 2023 Plan and the full amount of the reserve remains available for future issuances as of September 30, 2023. Pursuant to the terms of the 2023 Plan, the number of shares authorized for issuance pursuant to the 2023 Plan were not impacted by the 20-to-1 reverse stock split. The Company’s 2019 Stock and Incentive Plan was cancelled concurrently with the adoption of the 2023 Plan.

The following table summarizes the Company’s restricted stock awards activity during the three months ended September 30, 2023:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2022	670	$492.00
Vested	(223)	$492.00	$—
Nonvested as of March 31, 2023	447	$492.00
Nonvested as of June 30, 2023	447	$492.00
Nonvested as of September 30, 2023	447	$492.00

The following table summarizes the Company’s stock option activity:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	14,873	$299.40	6.41	$—
Forfeited, expired and/or cancelled	(687)	$136.60
Outstanding as of March 31, 2023	14,186	$307.20	6.58	$—
Forfeited, expired and/or cancelled	(1,467)	$192.20
Outstanding as of June 30, 2023	12,719	$317.40	7.08	$—
Forfeited, expired and/or cancelled	—
Outstanding as of September 30, 2023	12,719	$317.44	6.83	$—
Exercisable as of September 30, 2023	11,814	$317.63	6.72	$—

The following table summarizes the outstanding options that were issued in accordance with the 2010 Plan and the 2019 Plan:

Outstanding Options by Plan	September 30, 2023
2010 Plan	4,937
2019 Plan	7,782
Outstanding as of September 30, 2023	12,719

Stock options outstanding as of September 30, 2023 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $150.00	2,039	$132.40	7.05
$150.01 - $300.00	6,173	$207.17	6.30
$300.01 - $450.00	2,620	$346.95	8.11
$450.01 and above	1,887	$837.19	6.52
Total	12,719	$317.44	6.83

The Company computes the fair value for all options granted or modified using the Black-Scholes option pricing model. To calculate the fair value of the options, certain assumptions are made regarding components of the model, including the fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. The Company calculates its volatility assumption using the actual changes in the market value of its stock. Forfeitures are recognized as they occur. The Company’s historical option exercises do not provide a reasonable basis to estimate an expected term due to the lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method. The simplified method calculates the expected term as the average of the vesting term plus the contractual life of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The Company did not grant or modify options during the quarter ended September 30, 2023, as such, there are no assumptions to compute the fair value of options. The Company computed the fair value of options granted/modified during the period ended September 30, 2022, using the following assumptions.

Nine Months Ended September 30,
2022

Expected volatility	116.83% - 119.43%
Risk free interest rate	1.26% - 1.94%
Expected term (years)	5.45 - 6.51

Share-based compensation expense related to the fair value of stock options is included in the statements of operations as research and development expenses or general and administrative expenses as set forth in the table below. The following table summarizes share-based compensation expense (stock options, restricted stock awards and common stock issued for services) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses
Share-based compensation, net of forfeitures	$3,000	$(23,000)	$(27,000)	$118,000

General and administrative expenses
Share-based compensation, net of forfeitures	43,000	186,000	147,000	675,000

Total share-based compensation, net of forfeitures	$46,000	$163,000	$120,000	$793,000

Unrecognized share-based compensation expense related to stock options as of September 30, 2023	$47,000

Weighted average remaining years to vest for stock options	1.24

Unrecognized share-based compensation expense related to restricted stock awards as of September 30, 2023	$54,000

Weighted average remaining years to vest for restricted stock awards	1.26

Note 10 - Earnings Per Share

Basic earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(1,229,000)	$(6,411,000)	$(6,578,000)	$(14,117,000)
Less: decrease in fair value of investor warrants	—	(1,167,000)	—	(5,384,000)
Net loss available to common stockholders	$(1,229,000)	$(7,578,000)	$(6,578,000)	$(19,501,000)

Basic weighted-average common shares outstanding	804,158	753,620	804,158	753,616
Add: dilutive effect of equity instruments	—	—	—	—
Diluted weighted-average shares outstanding	804,158	753,620	804,158	753,616
Earnings per share – basic	$(1.53)	$(8.51)	$(8.18)	$(18.73)
Earnings per share – diluted	$(1.53)	$(10.06)	$(8.18)	$(25.88)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of their anti-dilutive effect are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warrants to purchase shares of common stock	52,751	53,257	52,751	53,257
Outstanding stock options	12,719	18,206	12,719	18,206
Restricted stock awards	447	670	447	670
Total potentially dilutive shares of common stock	65,917	72,133	65,917	72,133

Note 11 – Subsequent Events

Through October 31, 2023, the Company received gross proceeds of $0.1 million from the sale of 27,417 shares of common stock from the Offering Agreement, which was offset by offering related costs of $94,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see “Cautionary Note Regarding Forward-Looking Statements” above, Part II, Item 1A of this Quarterly Report on Form 10-Q, the risk factors included in the 2022 Annual Report and the risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2023) is contained in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2023 Compared to September 30, 2022

We recognized a net loss for the three months ended September 30, 2023 (“2023 quarter”) of $1.2 million compared to a net loss of $6.4 million for the three months ended September 30, 2022 (“2022 quarter”). The net loss during the 2023 quarter was attributable to operating expenses of $1.4 million, partially offset by interest and rental income of $0.2 million. The net loss during the 2022 quarter was primarily attributable to operating expenses of $7.7 million, partially offset by a non-cash derivative gain of $1.2 million and interest income of $0.1 million. Operating expenses decreased $6.3 million, or 82%, from the 2022 quarter to the 2023 quarter primarily due to a $2.4 million, or 88% decrease in research and development costs; and a $1.9 million, or 64%, decrease in general and administrative costs, both of which are further explained below.

We recognized a net loss for the nine months ended September 30, 2023 (“2023 period”) of $6.6 million compared to a net loss of $14.1 million for the nine months ended September 30, 2022 (“2022 period”). The net loss during the 2023 period was primarily attributable to operating expenses of approximately $7.4 million, partially offset by interest and rental income of $0.5 million, in addition to the recognition of a $0.3 million non-cash gain on elimination of ARO obligation in conjunction with the sublease of our facilities in March 2023. The net loss during the 2022 period was primarily attributable to operating expenses of approximately $19.6 million, partially offset by the non-cash derivative gain of $5.4 million and interest income of $0.1 million. Operating expenses decreased $12.3 million, or 63%, from the 2022 period to the 2023 period primarily due to a $7.0 million, or 85%, decrease in research and development costs; and a $3.3 million, or 36%, decrease in general and administrative costs, both of which are further explained below.

Operating Expenses

Research and Development

Research and development costs are summarized as follows and exclude an allocation of general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees	$166,000	$155,000	$406,000	$663,000
Laboratory	73,000	243,000	389,000	749,000
Salaries and benefits	73,000	1,028,000	258,000	2,380,000
Depreciation	—	339,000	123,000	845,000
Operations/manufacturing	29,000	25,000	24,000	306,000
Clinical trial and sponsored research expenses	(25,000)	977,000	7,000	3,064,000
Share-based compensation	1,000	(23,000)	(27,000)	118,000
Other	12,000	3,000	17,000	52,000
Total research and development	$329,000	$2,747,000	$1,197,000	$8,177,000

2023 Quarter Compared to 2022 Quarter

Research and development costs decreased by approximately $2.4 million, or 88%, for the 2023 quarter compared to the 2022 quarter. Research and development costs with variances above $75,000 and 10% compared with the previous quarter are further explained below.

Laboratory

Laboratory expenses decreased $0.2 million, or 70%, for the 2023 quarter compared with the 2022 quarter as a result of the shift to pre-clinical contract lab related services related to OA-201 in the 2023 quarter, which was at a lower cost than the work related to AR-300 in the 2022 quarter.

Salaries and benefits

Salaries and benefit expense decreased $1.0 million, or 93%, for the 2023 quarter compared with the 2022 quarter as a result of the reduction in force plan (“RIF”), which was implemented in third quarter 2022 and finalized in first quarter 2023, resulting in a total reduction of seventeen full-time equivalents, or 78%, of our workforce. As of September 30, 2023, we had 5 full-time employees. As part of our OA-201 development strategy, we outsource and contract with independent organizations, advisors and consultants to provide specific services, such as assistance with designing and implementing preclinical, clinical and regulatory development plans. This human capital resources strategy has resulted not only in a decrease in salaries and benefits, but an increase in professional fees relating to third party service providers.

Depreciation

Depreciation expense decreased to $0 in the 2023 quarter as a result of (i) the initial impairment of the Company’s long-lived assets in third quarter 2022 with a final adjustment in March 2023 and (ii) the sublease of the Company’s premises and sale of all existing personal property to the subtenant in conjunction with the provisions of the sublease agreement.

Operations/manufacturing

At the end of the 2023 quarter, we entered into an agreement with a contract development and manufacturing organization (“CDMO”), totaling $1.6 million. We expect to start incurring expenses during the fourth quarter of 2023 and into the first half of fiscal 2024, and as a result, we believe operations/manufacturing expenses will increase.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expense decreased $1.0 million, or 103% for the 2023 quarter compared to the 2022 quarter, due to the continued effort towards discontinuation / finalization of Ampion related clinical trials (i.e., AP-013, AP-017 and AP-019) in the 2022 quarter. At the end of the 2023 quarter, we entered into an agreement with a laboratory to conduct pre-IND enabling studies totaling $0.9 million. We expect to start incurring expenses during the fourth quarter of 2023 and into the first half of fiscal 2024, and as a result, we believe pre-clinical costs will increase.

2023 Period Compared to 2022 Period

Research and development costs decreased by $7.0 million, or 85%, for the 2023 period compared to the 2022 period. The reasons for the increase and an explanation of the research and development costs with variances greater than $175,000 and 10% compared with the previous period are further explained below.

Professional fees

Professional fees expense decreased $0.3 million, or 39%, as we utilized a higher level of contracted Chief Medical Officer services required during the 2022 period, as a result from the closeout of the Ampion clinical trials. This was partially offset from costs incurred during the 2023 period related to contractor fees for drug development and related advisory services for the OA-201 development program as part of our human capital resources strategy.

Laboratory and operations/manufacturing

Laboratory operations / manufacturing expenses decreased $0.4 million, or 48%, as a result of the shift to outsourced pre-clinical lab work related to the continued development of OA-201, which commenced during the first quarter of 2023. During the 2022 period the Company conducted laboratory operations to support the AP-017 and AP-019 clinical trials, combined with outsourced services to support the development of AR-300.

Salaries and benefits

Salaries and benefits expenses decreased $2.1 million, or 89%, for the 2023 period compared to the 2022 period as a result of the RIF which was implemented in third quarter 2022 and completed in early first quarter 2023, which resulted in a 78% reduction of our workforce.

Depreciation

Depreciation expense decreased by $0.7 million, or 85%, as a result of (i) the initial impairment of the Company’s long-lived assets in third quarter 2022, with a final adjustment in March 2023, as a result of the sublease of the Company’s premises and (ii) a sale of all existing personal property to the subtenant in conjunction with the provisions of the sublease agreement.

Operations / manufacturing

Operations / manufacturing expenses decreased $0.3 million, or 92%, for the 2023 period as a result of the shut-down and discontinued use / support of the cleanroom and overall manufacturing facility which completed in second half

2022. As noted above, we believe operations/manufacturing expenses will increase during the fourth quarter of 2023 and into the first half of fiscal 2024, as a result of the agreement entered into with a CDMO.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased by approximately $3.1 million, or 100%, primarily due to the ongoing close-out efforts relating to the AP-017 and AP-019 studies reflecting costs totaling $2.6 million during the 2022 period. In addition, we incurred $0.5 million during the 2022 period related to the AP-013 clinical trial. The Company was not engaged in any clinical trials during the 2023 period. As noted above, we believe pre-clinical costs will increase during the fourth quarter of 2023 and into the first half of fiscal 2024 as a result of the agreement entered into with a laboratory to conduct pre-IND enabling studies.

General and Administrative

General and administrative expenses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional fees	$460,000	$1,970,000	$3,837,000	$5,954,000
Salaries and benefits	262,000	267,000	797,000	1,192,000
Insurance	178,000	312,000	785,000	812,000
Facilities	12,000	123,000	195,000	408,000
Director fees	52,000	54,000	177,000	259,000
Share-based compensation	43,000	186,000	147,000	675,000
Other	64,000	63,000	168,000	204,000
Total general and administrative	$1,071,000	$2,975,000	$6,106,000	$9,504,000

2023 Quarter Compared to 2022 Quarter

General and administrative costs decreased $1.9 million, or 64%, for the 2023 quarter compared to the 2022 quarter. General and administrative costs with variances greater than $75,000 and 10% are further explained below.

Professional fees

Professional fees decreased $1.5 million, or 77%, for the 2023 quarter compared to the 2022 quarter primarily due to legal and other defense costs associated with an SEC investigation and class action / derivative lawsuits, which were initiated in second half of 2022. The retention limit of $2.5 million under the insurance policy was reached during the second quarter of 2023; as such, the legal costs for the 2023 quarter were offset by an insurance recovery totaling $0.8 million. Professional fees in the 2022 quarter also included legal costs incurred related to investigations conducted by the independent special committee of our Board of Directors. In addition, consulting expenses decreased approximately $0.3 million, as we re-evaluated costs associated with analyzing potential strategic alternatives.

Facilities

Facilities expense decreased $0.1 million, or 90%, for the 2023 quarter compared with the 2022 quarter as a result of the execution of the sublease agreement in March 2023, which resulted in the transfer of all utilities and operating costs of the premises to the subtenant and the full write-off of the ROU asset and future amortization (rent expense).

Share-based compensation

Share-based compensation expense decreased $0.1 million, or 77%, for the 2023 quarter compared with the 2022 quarter as a result of forfeitures and cancellations of vested and unvested stock options and restricted stock awards resulting from employee terminations and board resignations in 2022.

2023 Period Compared to 2022 Period

General and administrative costs decreased $3.4 million, or 36%, for the 2023 period compared to the 2022 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

Professional fees

Professional fees decreased $2.1 million, or 36%, for the 2023 period compared to the 2022 period due primarily to the SEC investigation and class action and derivative lawsuits that were initiated in second half of 2022 and continue through the 2023 period. The retention limit of $2.5 million under the insurance policy was reached during the second quarter of 2023; as such the legal costs for the 2023 period were offset by an insurance recovery totaling $2.2 million. Professional fees in the 2022 period primarily related to investigations conducted by the independent special committee of our Board of Directors. In addition, consulting expenses decreased approximately $0.9 million, as we re-evaluated costs associated with analyzing potential strategic alternatives.

Salaries and benefits

Salaries and benefit expense decreased $0.4 million, or 33%, for the 2023 period compared with the 2022 period as a result of lower weighted average incremental headcount during the 2023 period resulting from the termination of a former officer and the RIF which was initiated in third quarter 2022.

Facilities

Facilities expense decreased $0.2 million, or 52%, for the 2023 period compared with the 2022 period as a result of the execution of the sublease agreement in March 2023, which resulted in the transfer of all utilities and operating costs of the premises to the subtenant and the full write-off of the ROU asset and future amortization (rent expense).

Share-based compensation

Share-based compensation expense decreased $0.5 million, or 78%, as a result of forfeitures and cancellations of unvested stock options from employee terminations and board resignations in 2022.

Other Income

Other income is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$79,000	$80,000	$280,000	$116,000
Rental income	92,000	—	213,000	—
Gain from elimination of ARO obligation, net	—	—	288,000	—
Derivative gain	—	1,167,000	—	5,384,000
Total other income	$171,000	$1,247,000	$781,000	$5,500,000

Other income

We recognized interest income of $0.3 million during the 2023 period, which increased $0.2 million from the 2022 period. The increase is attributable to an increase in interest rates since the third quarter of 2022. We also recognized a non-cash gain of $0.3 million related to the elimination of its asset retirement obligation (“ARO”) and derecognition of the ARO asset in conjunction with the sublease agreement entered into on March 1, 2023. In addition, we also recognized $0.2 million of rental income associated with the sublease agreement during the 2023 period. There was no derivative gain on the fair value of warrant liability during the 2023 quarter due to the adoption of ASU 2020-06 which converted the warrant liability to stockholder’s equity effective January 1, 2023.

Cash Flows

Cash flows for the respective periods are as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(6,255,000)	$(16,834,000)
Net cash provided by investing activities	—	—
Net cash used in financing activities	—	(111,000)
Net change in cash and cash equivalents	$(6,255,000)	$(16,945,000)

Net Cash Used in Operating Activities

During the nine months ended September 30, 2023 our operating activities used approximately $6.3 million in cash and cash equivalents, which is less than our reported net loss of $6.6 million. The difference is primarily a result of an increase in working capital, excluding cash and cash equivalents, totaling $0.4 million.

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

Net Cash Provided by Investing Activities

During the nine months ended September 30, 2023 and September 30, 2022, there was no change in cash related to investing activities.

Net Cash Used in Financing Activities

During the nine months ended September 30, 2023, there was no change in cash related to financing activities.

During the nine months ended September 30, 2022, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 462 common shares for taxes which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs related to the registered direct offering which was finalized in December 2021.

Liquidity and Capital Resources

Since inception, we have not generated revenue, profits or operating cash flow. Over this period, we have continued to be focused on research and pre-clinical / clinical development, all of which has required raising a substantial amount of capital. We expect to generate continued operating losses for the foreseeable future as we are pursuing the continued development and advancement of the OA-201 program.

As of September 30, 2023, we had $6.4 million of cash and cash equivalents and an insurance recovery receivable of $0.5 million. Based on our current cash / liquidity position and current projection of operating expenses and assumptions regarding the collectability in full of the insurance recovery receivable, we believe we will have sufficient liquidity to fund business operations into the first quarter of 2024. Cash resources and capital needs are based upon management’s estimates as to future operating expenses and the timing of collection of the insurance recovery receivable, which involve significant judgment. If we are able to successfully optimize a small molecule formulation to advance into development, we intend to fund that future development of the OA-201 program through one or more offerings of our equity securities. We also may seek to raise equity capital, which could lead to a possibility of a cure of non-compliance with the $6.0 million minimum stockholders’ equity requirement of the NYSE American exchange. Accordingly, we may require a greater amount of capital than presently anticipated or may require capital more quickly than presently anticipated, or both.

Additionally, our board of directors continues to evaluate strategic alternatives, the forecasts regarding the sufficiency of our liquidity is based upon maintaining our current operations.

Additional financing may not be available in the amount or at the time we need it or may not be available on acceptable terms or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the value of shares of our common stock could decline. Our efforts to raise additional funds from the sale of equity may be hampered by the currently depressed trading price of our common stock and the restrictions on ATM agreement sales or other offering types based on our current market capitalization. If we raise additional equity financing, new investors may demand rights, preferences, or privileges senior to those of existing holders of common stock.

Our lack of operating revenue or cash inflows and our cash resources at September 30, 2023 raise substantial doubt as to our ability to continue as a going concern. Management’s plans to address the doubt regarding the Company’s ability to continue as a going concern include the continued aggressive monitoring of our operating expenses and use of our outsourcing philosophy to minimize expenses and increase operating efficiencies associated with the OA-201 program. Management expects to manage future expenses associated with the OA-201 program to align with the timing and amount of expenses with future capital raising activities. As a result, development of the OA-201 program may experience delays or reductions in planned activities due to timing or shortfalls in funding. If our available cash resources are insufficient to fund our expenses (including those expenses relating to legal proceedings) and the development of the OA-201 program and/or completion of a strategic transaction, we may implement further cost reduction and other cash-focused measures to manage liquidity and we may pursue a plan of liquidation or dissolution of Ampio or seek bankruptcy protection. If we decided to cease operations and dissolve and liquidate our assets, it is unclear to what extent we would be able to pay our obligations. In such a circumstance and in light of the Company’s current liquidity position and pending legal matters, it is unlikely that cash would be available for distributions to stockholders.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company may be a party to litigation arising in the ordinary course of business. The following is a summary of the material pending legal proceedings as of November 13, 2023.

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

On August 9, 2023, the Court ruled on the competing motions for appointment of lead plaintiff, and appointed Tao Wang and SynWorld Technologies Corporation as lead plaintiffs and approved the firm of Faruqi & Faruqi, LLP as lead counsel. The August 9, 2023, order also lifted the stay that had been in place and ordered the parties to jointly contact the magistrate judge to schedule a status conference or such other proceeding as the magistrate judge deemed appropriate to move the litigation forward.

Pursuant to the Court’s order, on August 10, 2023, lead plaintiffs and defendants advised the magistrate judge that lead plaintiffs intended to file an amended complaint in the action and that the parties intended to submit a joint proposed scheduling order by August 18, 2023. On August 14, 2023, the Court entered a minute order setting a scheduling conference for August 30, 2023. On August 15, 2023, the parties filed a joint motion with a schedule for lead plaintiffs to file the amended complaint and a deadline for defendants to answer or file a motion to dismiss, along with a briefing schedule for any potential motion to dismiss. On August 16, 2023, the Court entered an order granting in part and denying in part the parties’ joint motion. The order vacated the August 30, 2023 scheduling conference and any related deadlines and set lead plaintiffs’ deadline to file an amended complaint as October 16, 2023. It provided that defendants shall file an answer or motion within sixty days of service of the amended complaint. It set a briefing schedule for any potential motion to dismiss, providing that lead plaintiffs’ response would be filed within 45 days and allowed defendants to file any reply briefs 30 days thereafter. The order further provided that if defendants answer the amended complaint or any motion to dismiss does not fully resolve the case, the parties are required to contact the magistrate judge within 5 business days thereafter to schedule a scheduling conference.

On September 19, 2023, defendant Michael Macaluso’s counsel filed a motion to withdraw due to Mr. Macaluso’s death and the lack of a personal representative to represent Mr. Macaluso’s interest. On September 20, 2023, the Court denied the motion without prejudice to refiling and ordered Mr. Macaluso’s counsel to file a Statement Noting the Death pursuant to Rule 25 of the Federal Rules of Civil Procedure and further noting that, if the claims are not extinguished against Mr. Macaluso by his death, any party may file a motion to substitute within 90 days of the filing of the Statement Noting the Death or Mr. Macaluso will be dismissed from the case. On September 20, 2023, Mr. Macaluso’s counsel filed a Suggestion of Death as directed by the Court and renewed his motion to withdraw adding additional information about his efforts to communicate with Mr. Macaluso’s family and the status of any probate proceedings. On September 27, 2023, the Court granted counsel’s renewed motion to withdraw.

On October 16, 2023, lead plaintiffs filed an Amended Complaint, asserting the same claims against the Company and adding several additional defendants (namely the Company’s current CFO, Dan Stokely, and former directors David Bar-Or, Philip Coelho and Richard Giles), in addition to the previously named individual defendants Michael Martino, Michael Macaluso and Holli Cherevka. Pursuant to the Court’s order, Defendants have until December 15, 2023 to file answers or motions to dismiss in response to the Amended Complaint.

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

Disruptions at the FDA and other government agencies caused by funding shortages, global health concerns or U.S. government shutdowns could cause delays in our product development or capital raising plans, or otherwise prevent new products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business, financial condition and operating results.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept submission, applications, and the payment of user fees, and statutory, regulatory, and policy changes.

Disruptions at the FDA, including as a result of pandemics like COVID-19 and legislative actions, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities. Another U.S. government shut down will begin on November 17, 2023 if Congress does not enact an appropriations bill by that time.

Similarly, our capital raising efforts may be hampered or delayed by disruptions at the SEC, including as a result of any U.S. government shut down. Any delays caused by the inability of the SEC to timely review and clear any registration statement we may file in the future also will likely result in delays in the development of our OA-201 program, which will be funded by future capital raising activities.

The development of the OA-201 program may experience delays or reductions in planned activities due to delayed timing of approvals caused by disruptions at the FDA or the SEC. We may also experience increased expense as compared to our current estimate due to delays in necessary approvals by the FDA or SEC. If a prolonged disruption in the activities of the FDA, SEC or other government agencies occurs, if the FDA or SEC is required to furlough review staff or other necessary employees, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA or SEC to timely review and process our submissions, which could have a material adverse effect on our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408(a).

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
3.5

Certificate of Designation of the Series D Preferred Stock of Ampio Pharmaceuticals, Inc. filed May 25, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on May 26, 2023).

3.6

Certificate of Amendment to Certificate of Incorporation of Ampio Pharmaceuticals, Inc. filed August 30, 2023 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2023).

3.7	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Form 10-Q filed November 14, 2018).
3.8

Amendment to the Amended and Restated Bylaws of Ampio Pharmaceuticals, Inc. adopted May 24, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2023).

10.1

At The Market Offering Agreement, dated September 18, 2023, by and between Ampio Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Registration Statement on Form S-3 filed with the SEC on September 18, 2023 (File No. 333-274558).

10.2+

Amendment No. 2 to Employment Agreement dated October 1, 2023 by and between Ampio Pharmaceuticals, Inc. and Michael A. Martino (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2023).

10.3+

Ampio Pharmaceuticals, Inc. Compensation Recoupment Policy Adopted October 24, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 27, 2023).

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

XBRL (eXtensible Business Reporting Language). The following financial statements from Ampio Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Stockholders’ Equity (Deficit), (iv) the Condensed Statements of Cash Flows, and (v) the Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

#Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPIO PHARMACEUTICALS, INC.

By:	/s/ Michael A. Martino
Michael A. Martino
Chief Executive Officer
(principal executive officer)
Date: November 14, 2023

By:	/s/ Daniel G. Stokely
Daniel G. Stokely
Chief Financial Officer
(principal financial and accounting officer)
Date: November 14, 2023