Form 10-K
period 2023-12-31
Ampio Pharmaceuticals, Inc.
filed 2024-03-27
CIK 1411906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35182

AMPIO PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0179592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Mount Pyramid Court Suite 400 Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AMPE	NYSE American

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.4 million based on the closing price of $0.23 (pre-September 2023 reverse stock split) as of that date.

As of March 15, 2024, 1,135,358 shares of the registrant’s common stock, par value $0.0001 per share were outstanding.

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

All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical developments, future financial position, and plans and objectives of management for future operations, are forward-looking statements. Words such as “may”, “will”, “should”, “forecast”, “could”, “expect”, “suggest”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “ongoing”, “opportunity”, “potential”, “predicts”, “seek”, “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology, typically identify forward-looking statements. Such forward-looking statements include, but are not limited to, statements relating to the following:

●	projected cash balances or cash used in operations or the effect of any actions we may take to reduce expenses and preserve cash;

●	our Board’s assessment of internal and external options in light of the failure of recently completed non-clinical pre-IND enabling studies with OA-201 to demonstrate efficacy versus saline control to reduce pain and preserve cartilage;

●	the outcomes of our immediate actions to preserve our cash in order to be able to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position; and

●	the expense, time and/or outcome of any existing and/or future legal proceeding(s), including the settlement in principle of certain legal proceedings that was announced on January 11, 2024.

We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Forward-looking statements are based on certain assumptions and expectations of future events and trends that are subject to risks and uncertainties. Actual future results and trends may differ materially from historical results or those reflected in any such forward-looking statements depending on a variety of factors. Important information as to these factors can be found in this Annual Report, including, among others, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings of “Overview,” “Liquidity and Capital Resources” and annually in “Critical Accounting Policies, Estimates and Judgments.” Further, discussion of these factors is incorporated by reference from Part I, Item 1A, “Risk Factors,” of this Annual Report, and should be considered an integral part of Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AMPIO PHARMACEUTICALS, INC.

PART I

Item 1.Business.

Overview

Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a pre-revenue stage biopharmaceutical company that until February 2024 was focused on the development of a potential treatment for osteoarthritis of the knee (“OAK”) as part of its OA-201 development program (“OA-201 program” or “OA-201”). The OA-201 program sought to advance Ampio’s unique and proprietary small molecule formulation that was Ampio’s only product development opportunity. In late 2023, we initiated non-clinical studies to determine whether OA-201 would support an Investigational New Drug (“IND”) submission. Previous smaller studies had demonstrated that OA-201 showed efficacy versus saline control to reduce pain and preserve cartilage in non-clinical models of osteoarthritis of the knee. However, as we announced in February 2024, the pain reduction benefit was not observed in the data from the recent set of non-clinical studies which utilized a larger population of animal subjects.

Because the data from the larger non-clinical pain reduction trial of OA-201 did not support the same pain reduction benefit as was demonstrated in the earlier, smaller, proof-of-concept trials, Ampio determined to cease substantially all preclinical and clinical development activities relating to OA-201. Following the February 2024 announcement, the Company’s management and the Board of Directors began an assessment of both internal and external options. Additionally, the Company took immediate action in February and March 2024 to preserve its cash in order to be able to adequately fund any option identified by the Board of Directors. These actions included termination of employees directly involved in the OA-201 program and corporate support, termination of third-party consultants, and termination of agreements with third parties relating to OA-201 development activities.

Because we do not believe that the data from the preclinical studies would support future capital raises necessary to further develop OA-201, we terminated our At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright effective March 6, 2024. We also filed a post-effective amendment to deregister the remaining securities available under the registration statement relating to the offerings under the ATM Agreement, which was declared effective by the SEC on March 4, 2024.

Throughout the months of February and March 2024, the Board of Directors sought to identify and evaluate potential options available to the Company. Based on these evaluations, the Board determined to take steps designed to ensure sufficient cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position. Consistent with this goal, on March 25, 2024, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American. After delisting, the Company expects to suspend the Company’s reporting obligations under Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and deregister its common stock under Section 12(b) of the Exchange Act.

While the Board of Directors remains open to strategic options, given our prior efforts to develop similar strategic options, the Board of Directors believes that more likely options include the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution that would be subject to Board and stockholder approval or bankruptcy (should our net assets decline to levels that would require such action).

In addition, we are continuing to pursue resolution of the pending legal proceedings described in this Annual Report on Form 10-K under Part I, Item 3 “Legal Proceedings.”

The financial statements as of and for the year ended December 31, 2023 do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that will likely result when the Company is unable to continue as a going concern.

Reverse Stock Split

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. On September 12, 2023, the Company effected a 20-to-1 reverse stock split. The Company has retroactively applied the reverse stock splits to share and per share amounts in the condensed financial statements as of December 31, 2023 and December 31, 2022. Additionally,

pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all the Company’s outstanding options under the 2010/2019 Stock and Incentive Plans, the number of shares of restricted stock outstanding under the 2019 Stock and Incentive Plan, and common stock warrants, with any fractional shares rounded up to the next whole share. The number of shares authorized for issuance pursuant to the Company’s 2023 Stock and Incentive Plan (the “2023 Plan”) was not impacted by the 20-to-1 reverse stock split (see Note 9 for additional information). The Company also retroactively applied such adjustments in the notes to the condensed financial statements as of December 31, 2023 and December 31, 2022. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

Intellectual Property Summary

As of December 31, 2023, Ampio had two pending US provisional patent applications relating to and protecting the OA-201 program. A third US provisional patent application covering the OA-201 program was filed in the beginning of the first quarter of 2024.

Our intellectual property strategy has been to file patent applications in the United States and abroad to strengthen our intellectual property rights, expand our portfolio, and protect the OA-201 program in strategic global markets. Given the non-clinical study data described above, we do not expect to continue pursuing future patents and/or supporting provisional patent applications relating to the OA-201 program.

Human Capital Resources

As of December 31, 2023, we had six employees, all of which were employed in the United States. In 2022, Ampio implemented a human capital resources strategy to align with the needs of the OA-201 program and the Company’s capital resources. As part of our strategy, we determined to outsource and contract with independent third-party organizations, advisors and consultants to provide specific services. Our agreements with third parties involved in the OA-201 program were terminated following the analysis of the data from the non-clinical studies in February 2024. Following the employee terminations described above, Ampio has three employees as of March 15, 2024. On March 25, 2024, the Board of Directors determined to terminate the employment of Daniel G. Stokely, the Company’s Chief Financial Officer, as of March 31, 2024, in order to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position. Michael A. Martino, the Company’s Chief Executive Officer, will assume the role of Chief Financial Officer following Mr. Stokely’s departure.

Available Information

We currently file annual reports, quarterly reports, proxy statements and other documents with the SEC under the Exchange Act. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Ampio, that file electronically with the SEC. These filings are available through the SEC’s website at https://www.sec.gov.

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

These risk factors are current through the date of this Annual Report on Form 10-K.

Risks Related to Our Business

Our OA-201 program was our only product development opportunity and with the recent data from non-clinical studies, we have ceased further development activity relating to OA-201.

We do not have any products that are approved for commercial sale and may never be able to develop marketable products. We have generated no revenue from sales of any products or services.  The OA-201 program was our only development program, and the small molecule formulation was our only potential product in development.  Because the data from the recently completed non-clinical pain reduction trial of OA-201 did not support a pain reduction benefit, Ampio determined to cease substantially all non-clinical and clinical development activities relating to OA-201 in February 2024. Our activities currently consist of taking steps to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position and the pursuit of the resolution of currently pending legal proceedings.

Our available alternatives are limited and there is no assurance that any alternative will result in any distribution to or cash return to our stockholders.

Throughout the months of February and March 2024, the Board of Directors sought to identify and evaluate potential options available to the Company. Based on these evaluations, the Board determined to take steps designed to ensure sufficient cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position. Consistent with this goal, on March 25, 2024, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American. After delisting, the Company expects to suspend its reporting obligations under the Exchange Act and deregister its common stock under Section 12(b) of the Exchange Act.

Given our prior efforts to develop strategic options, the Board of Directors believes that more likely options include the liquidation and wind up of the Company through a plan of liquidation and dissolution that would be subject to Board of Director and stockholder approval or bankruptcy (should our net assets decline to levels that would require such action). If we wind up our business and dissolve, there is no assurance that our capital resources will be sufficient to discharge all of our liabilities and fund a distribution to our stockholders. We cannot predict the timing of or the amount of distributions, if any, to our stockholders in a dissolution that may be approved by the Board due to uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be reserved for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete this process, as well as the time and expense associated with our currently pending legal proceedings and any future legal proceedings in which we may become involved. Examples of uncertainties that could reduce our current cash resources and therefore reduce the amount that may become available to our stockholders in a dissolution if approved by the Board include: costs relating to the current and future legal defense costs in excess of coverage afforded by the existing insurance policies, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers in excess of the coverage afforded by the existing insurance policies; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process, including relating to seeking stockholder approval of dissolution if approved by the Board.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which will substantially reduce publicly available information about us.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses. Until we exit from these reporting requirements, we will continue to incur expenses that will reduce the amount available for pursuit of our options and the amount available for payment of our liabilities, reserves or potential distribution to stockholders. If our reporting obligations cease, publicly available information about us will be substantially reduced.

There is substantial doubt about our ability to continue as a going concern.

In 2023, we experienced net losses of $8.6 million, had no revenue other than interest income, and used $8.6 million in cash to fund our operations. Due to the current level of liquidity at December 31, 2023 and the projected shortfall to cover operating expenses requiring cash for a period of 12 months from the report date of the annual report, management has expressed substantial doubt as to our ability to continue as a going concern.

As of December 31, 2023, our source of liquidity consisted of $4.1 million of cash and cash equivalents and $0.9 million of an insurance recovery receivable. As of February 29, 2024, we had $3.4 million in cash and cash equivalents and $0.5 million of an insurance recovery receivable. While we continued to implement cost reductions in 2023 and additional cost reductions in February and March 2024, we have finite cash resources available to fund our now limited operations. Our activities currently consist of taking steps to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position and pursuit of the resolution of currently pending legal proceedings.

Currently, pending legal proceedings and any future legal proceedings may adversely affect our cash position and limit our pursuit of strategic options.

We are currently involved in and may in the future be involved in legal proceedings. Please see “The settlement in principle of certain legal actions is subject to a number of conditions and risks” for a summary of risks relating to the settlement in principle of certain of the pending legal proceedings. The settlements in principle do not affect the ongoing investigation by the SEC. We intend to continue to cooperate fully with the SEC.

Regardless of whether any claims against us are valid or whether we are liable, any future litigation claims, or regulatory proceedings likely will be expensive and time consuming to defend against, require us to advance substantial amounts to director and officer defendants and other indemnifiable defendants for the defense of their claims, and result in the diversion of management attention and reduce our current cash resources.

We currently expect the amount to be paid in both settlements, including related defense costs, will be covered by, and within the policy limits of our D&O insurance policy. However, if defense costs or the amounts associated with the settlements of the pending actions and stockholder demands exceed Ampio’s current expectation, its insurance coverage may not be adequate to cover the amounts incurred by the Company, including as a result of its indemnification obligations to its current and former officers and directors and other parties. Additionally, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to the pending SEC investigation that is not resolved through the settlements in principle of the civil litigations.

In addition, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to any future claims against us. We may be required to expend significant amounts to satisfy our self-insured retention in order to obtain coverage of any future claims against us, our directors and officers and other indemnifiable parties. The costs relating to the defense, satisfaction and/or settlement of lawsuits or other claims threatened against us, our directors and officers or other indemnifiable parties and amounts necessary to resolve claims of any creditors or other third parties will reduce our current cash resources and therefore reduce the amount that may become available to our stockholders in a dissolution if approved by the Board and the Company’s shareholders.

If we are liable in any legal proceeding, such proceeding could result in injunctions or other equitable relief, settlements, penalties, fines, or damages that could materially adversely affect our cash position. Given our limited cash resources, if we are exposed to significant liabilities resulting from our current or future legal proceedings that are not covered by insurance or if our cash resources are otherwise insufficient to satisfy all claims and liabilities, we may seek bankruptcy protection.

The settlement in principle of certain legal actions is subject to a number of conditions and risks.

On January 11, 2024, we announced that settlements in principle had been reached in the pending securities fraud class action, Case Number 22-cv-2105-WJM-MEH (the “Securities Class Action”), and the pending consolidated derivative actions in the United States District Court for the District of Colorado, Case Number 22-cv-2803-KLM (the “Consolidated Derivative Actions”).

The settlements are subject to various conditions, including confirmatory discovery in the Securities Class Action, negotiation and execution of the full settlement agreements and obtaining court approval in each action. On January 9, 2024, Ampio along with the other parties to each case filed status reports in both the Securities Class Action and the Consolidated Derivative Actions, advising the respective courts of the status of the settlements in principle. The settlement of the Consolidated Derivative Actions is supported by the plaintiff in the pending Colorado state court derivative action, Case Number 2023CV30287, as well as two stockholders who previously submitted pre-litigation demand letters to the Company’s Board of Directors. If finally approved by the relevant courts, the settlements will result in the dismissal with prejudice of all of the pending actions and the withdrawal of the two stockholder pre-litigation demands.

The settlements in principle of the pending actions and stockholder demands are subject to a number of conditions, including confirmatory discovery for the Securities Class Action, the execution and delivery of definitive settlement agreements reflecting the terms of the settlements in principle, obtaining preliminary court approval of the settlements, providing notice to stockholders of the proposed settlements, and obtaining final, non-appealable approvals by the respective courts. The timing of completion of the settlement agreements and filing motions to seek court approvals are uncertain. However, we will be endeavoring to finalize and execute the settlement agreements and have motions for preliminary approval submitted to the relevant courts by mid-May 2024. Additionally, the timing of any final decision by any of the respective courts is subject to the discretion of such court and any potential appeal. Ampio currently expects the amount to be paid in both settlements, including related defense costs, will be covered by, and within the limits of, its D&O insurance policies. If defense costs or the amounts associated with the settlements of the pending actions and stockholder demands exceed Ampio’s current expectation, its insurance coverage may not be adequate to cover the amounts incurred by the Company including as a result of its indemnification obligations to its current and former officers and directors.

Accordingly, there can be no assurance that the settlements in principle of the pending actions and stockholder demands will be finalized or approved by the respective courts, or that the settlements will be completed as currently proposed, or at any particular time. Additionally, the settlements in principle do not affect the ongoing investigation by the SEC. We intend to continue to cooperate fully with the SEC.

Our provisional patent applications and proprietary rights in OA-201 may be of limited value.

As part of the OA-201 program, we own a number of United States provisional patent applications covering our proprietary small molecule pharmaceutical formulations, as well as their therapeutic uses and manufacturing processes. Given that we have ceased efforts to continue to develop OA-201, our provisional patent applications and rights in OA-201 may be of limited value. Even if these provisional patent applications and rights have some value, we may not be able to adequately protect our rights due to our limited cash resources.

Risks Related to Our Common Stock

The price of our stock has been extremely volatile and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The price of our common stock has been extremely volatile. We expect that volatility to continue as a result of our delisting from the NYSE American and Exchange Act deregistration. In addition to delisting, deregistration and the other factors described in this section, the following factors may also have a significant impact on the market price of our common stock:

●	uncertainties relating to our wind down of the Company’s operations, including the potential for dissolution of the Company, bankruptcy or strategic transaction;

●	announcements regarding our estimates of the timing or amount of distributions to our stockholders, if any;

●	developments in any legal proceeding in which we are or may become involved;

●	any announcements concerning our retention or loss of key employees;

●	sales of stock by our stockholders;

●	economic and other external factors beyond our control; and

●	public confidence in the securities markets and regulation by or of the securities market.

A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

With the Board approval to delist our stock, we expect a negative impact on the price of our stock and the ability to sell our common stock in the public market.

Currently, our common stock is listed on the NYSE American. Because of our current non-compliance with the NYSE American listing requirements relating to minimum stockholders’ equity and likely other continuing listing standards and, in addition, the expense associated with continuing the listing on the NYSE American, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American as part of its cash conservation plan.

Following delisting of our common stock from NYSE American, the Company anticipates that the common stock would be quoted on the Pink Open Market operated by OTC Markets Group Inc. (the “OTC”) under the same symbol (“AMPE”).

If our common stock trades on the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock for various reasons, including:

●	a limited availability for market quotations for our common stock;
●	reduced liquidity with respect to our common stock or potentially no liquidity with respect to our common stock;
●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in reduced trading;
●	activity in the secondary trading market for our common stock; and
●	limited amount of news and other information.

Additionally, delisting from the NYSE American will likely affect the ability or willingness of certain counterparties to engage in certain transactions with us, such as a reverse merger or recapitalization.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

Given our current environment and structure of the Company, we outsourced a majority of our information technology functions in 2023, including but not limited to hosting and security access and cybersecurity generally, to third-party service providers. We relied primarily on third parties to assess, identify and manage material risks from cybersecurity threats. Our agreements with these third parties obligated these parties to provide us with various notifications and reports that help our management oversee and identify material risks from cybersecurity threats associated with our use of these third-party service providers.

Cybersecurity threats are just one of the many risks that we face. While we have not experienced a cyber-security incident, there is no assurance that we will not be impacted in the future. In 2023, risks from cybersecurity threats did not materially affect and were not reasonably likely to materially affect Ampio except to the extent that our management of risks from cybersecurity threats was reflected in our overall operations strategy in 2023. Like many of the specialized or highly technical functions within our company, we believe we obtained a greater depth of support and relevant expertise from third-party IT and cybersecurity resources at an overall lower cost profile than hiring our own employees.

Under the charter of our Audit Committee, the Audit Committee oversees management’s development and implementation of policies with respect to risk assessment and risk management, which includes risks associated with cybersecurity threats. In 2023, the Audit Committee also discussed with management the Company’s significant financial risk exposures and the actions management had taken to limit, monitor, control or mitigate such exposures. Our executive officers are responsible for managing risks from cybersecurity threats, which was primarily performed in 2023 by overseeing third parties involved in the management and monitoring of IT systems. Our executive officers also received reporting and information from third parties in 2023. Our management regularly reported to the Audit Committee on these risks. The Audit Committee also received reports from our legal counsel and internal auditors on cybersecurity matters. Currently, the Audit Committee also comprises the entire Board so we believe there is direct visibility by the Board to cybersecurity risk management.

Item 2.Properties.

We lease space located in Englewood, Colorado, for monthly minimum lease payments of approximately $30,000. The lease expires on September 30, 2024. Effective March 1, 2023, we entered into a sublease agreement with the consent of the landlord pursuant to which we sublease this Englewood, Colorado leased space for a term commencing on March 1, 2023 and continuing until the expiration of the lease on September 30, 2024.

Currently, we lease a flexible office space that serves as our principal executive offices. The address of the Company’s principal executive offices is 9800 Mount Pyramid Court, Suite 400, Englewood, Colorado 80112.

Item 3. Legal Proceedings.

From time to time, the Company may be a party to litigation arising in the ordinary course of business. As of December 31, 2023, Ampio was involved in the material pending legal proceedings summarized in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and, with respect to the pending securities fraud class action, Case Number 22-cv-2105-WJM-MEH, updated as follows:

On November 17, 2023, the parties (other than deceased defendant Macaluso) filed a Joint Stipulated Unopposed Motion to Extend Deadlines advising the Court that the parties had agreed to engage in a mediation to be conducted by January 5, 2024, and requesting that the Court vacate the time for all defendants to answer, move or otherwise respond to the Amended Complaint. The motion further requested that the parties be permitted to file a status report advising the Court within five (5) days of the mediation either being successful or being declared at impasse. On November 20, 2023, the Court granted the motion. The mediation took place on January 4, 2024.

Settlement in Principle of Certain Legal Proceedings

On January 11, 2024, we announced that a settlement in principle had been reached in the pending securities fraud class action, Case Number 22-cv-2105-WJM-MEH (the “Securities Class Action”), and the pending consolidated derivative actions in the United States District Court for the District of Colorado, Case Number 22-cv-2803-KLM (the “Consolidated Derivative Actions”).

The settlements are subject to various conditions, including confirmatory discovery in the Securities Class Action, negotiation and execution of the full settlement agreements and obtaining court approval in each action. On January 9, 2024, Ampio along with the other parties to each case filed status reports in both the Securities Class Action and the Consolidated Derivative Actions, advising the respective courts of the status of the settlements in principle. The settlement of the Consolidated Derivative Actions is supported by the plaintiff in the pending Colorado state court derivative action, Case Number 2023CV30287, as well as two stockholders who previously submitted pre-litigation demand letters to the Company’s Board of Directors. Based on the parties’ status report, the Court in the Consolidated Derivative Actions has ordered the parties to file either settlement documents or status reports every 30 days since. The parties to the Consolidated Derivative Actions have filed further status reports with the Court advising that the settlement documentation is still being finalized. The parties to the Consolidated Derivative Actions are still negotiating details of the settlement.

Ampio currently expects the amount to be paid in both settlements, including related defense costs, will be covered by, and within the limits of, its D&O insurance policies. We expect the payment is at least equal to the amount offered in the settlement in principle, which totals approximately $3.0 million for the Securities Class Action and $0.5 million for the Consolidated Derivative Actions and will be paid by the insurance carriers directly to the respective parties. The settlements in principle do not constitute any admission of fault, wrongdoing or liability as to the Company or any other defendant. While the timing of completion of the settlement agreements and filing motions to seek court approvals are uncertain, the Company will be endeavoring to finalize and execute the settlement agreements and have motions for preliminary approval submitted to the relevant courts within 120 days from the parties advising the respective courts of the status of the settlement in principle. If finally approved by the relevant courts, the settlements will result in the dismissal with prejudice of all of the pending actions and the withdrawal of the two stockholder pre-litigation demands.

SEC Investigation

The settlements in principle do not affect the ongoing investigation by the Securities and Exchange Commission, which also was previously reported by Ampio in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Ampio intends to continue to cooperate fully with the SEC.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the NYSE American under the ticker symbol “AMPE.” As described above, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American. After delisting, the Company expects to suspend the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act and deregister the Common Stock under Section 12(b) of the Exchange Act.

Holders of Common Stock

As of the first day of Ampio’s fiscal year 2024 (January 1, 2024), Ampio had 96 holders of record of its common stock. As of March 15, 2024, there were 96 holders of record of its common stock.

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

Critical Accounting Policies, Estimates and Judgments

Our financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses incurred during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable and appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Additional information regarding our critical accounting policies and estimates is contained in Notes 2, 6, 8 and 10 to the Financial Statements. We consider the following accounting estimates to be those that are most important to the portrayal of our financial condition and that require a higher degree of judgment.

Insurance Recovery Receivable

We reached the retention limit of $2.5 million under our D&O insurance policy during the second quarter of 2023 related to the SEC investigation and class action and derivative lawsuits, which were initiated during the second half of 2022 and continued through the 2023 period. As such, we estimate the percentage of legal invoices that will be reimbursed by the insurance carrier to determine the proper amount to record for the insurance recovery receivable, which offsets the legal fees incurred. The insurance recovery receivable estimate is based off previous insurance reimbursement. During the 2023 period, the average insurance recovery of legal fees was approximately 98% of legal fees incurred. Although we do not expect our estimates to be materially different from the amounts actually received, our understanding of the insurance carriers review and reimbursement process may vary and may result in the reporting of amounts that are too high or too low for any particular period. To date, there have not been any material adjustments to our prior estimates of the insurance recovery receivable.

Recent Accounting Pronouncements

Information regarding recently issued and relevant accounting standards (adopted and not adopted as of December 31, 2023) is contained in Note 2 to the Financial Statements.

Results of Operations—Year Ended December 31, 2023 Compared to December 31, 2022

We recognized a net loss for the year ended December 31, 2023 (the “2023 period”) of $8.6 million compared to the net loss recognized of $16.3 million for the year ended December 31, 2022 (the “2022 period”). The net loss during the 2023 period was primarily attributable to operating expenses of $9.6 million; partially offset by interest income and rental income of $0.3 million and $0.3 million, respectively, in addition to a non-cash gain from the elimination of an asset retirement obligation (“ARO”) of $0.3 million. The net loss during the 2022 period was primarily attributable to operating expenses of $22.3 million, which included a $1.9 million impairment loss related to long-lived and ROU assets; partially offset by the non-cash derivative gain and interest income of $5.8 million and $0.2 million, respectively. Operating expenses decreased $12.7 million, or 57%, from the 2022 period to the 2023 period primarily due to a (i) $6.5 million, or 73% decrease in research and development costs, (ii) $4.4 million, or 38%, decrease in general and administrative costs, (iii) and no recognition of impairment loss associated with the Company’s long-lived and ROU assets, which totaled $1.9 million during the 2022 period.

Research and Development

Research and development costs decreased by approximately $6.5 million, or 73%, for the 2023 period compared to the 2022 period. Research and development costs with variances above $175,000 and 10% are further explained below.

	Years Ended December 31,
	2023	2022
Professional fees	$816,000	$780,000
Operations/manufacturing	804,000	308,000
Laboratory	380,000	890,000
Salaries and benefits	332,000	2,755,000
Depreciation	123,000	1,031,000
Clinical trial and sponsored research expenses	7,000	2,991,000
Other	2,000	22,000
Share-based compensation	(25,000)	139,000
Total research and development	$2,439,000	$8,916,000

Professional Fees

Professional fees expense increased $36,000, or 5%, from 2022 to 2023. The increase is attributable primarily to costs we incurred during the 2023 period related to contractor fees for drug development and related advisory services for the OA-201 development program as part of our human capital resources strategy; partially offset by costs incurred related to a contracted Chief Medical Officer services required during the 2022 period, to assist with the final closeout of the Ampion clinical trials.

Operations/Manufacturing

Operations/manufacturing expenses increased $0.5 million, or 161%, from 2022 to 2023 as a result of the CDMO agreement, which was executed during the third quarter of 2023 and the completion of the OA-201 development milestones through the end of the 2023 period. This increase is partially offset by the shut-down and discontinued use/support of the cleanroom and overall manufacturing facility which completed in the second half 2022.

Laboratory

Laboratory operations/manufacturing expenses decreased $0.5 million, or 57%, from 2022 to 2023 as a result of the shift to outsourced non-clinical lab work related to the continued development of OA-201, which commenced during the first quarter of 2023. During the 2022 period we conducted laboratory operations to support the AP-017 and AP-019 clinical trials, combined with outsourced services to support the development of AR-300. This decrease is partially offset by the non-clinical trials conducted with research institutions for the OA-201 program during the fourth quarter of 2023, which is included in the Professional Fees line item above. In February and March 2024, we terminated agreements with research institutions relating to the non-clinical studies.

Salaries and benefits

Salaries and benefits expenses decreased $2.4 million, or 88%, from 2022 to 2023 as a result of the reduction in force (“RIF”) which was implemented in third quarter 2022 and completed in early first quarter 2023, which resulted in a 78% reduction of our workforce and the termination of a certain officer.

Depreciation

Depreciation expense decreased by $0.9 million, or 88%, from 2022 to 2023 as a result of (i) the initial impairment of our long-lived assets in third quarter 2022, with a final adjustment in March 2023, as a result of the sublease of the Ampio’s premises and (ii) a sale of all existing personal property to the subtenant in conjunction with the provisions of the sublease agreement.

Clinical trial and sponsored research expenses

The clinical trial and sponsored research expenses decreased by approximately $3.0 million, or 100%, from 2022 to 2023 primarily due to the close-out efforts relating to the AP-017 and AP-019 studies reflecting costs totaling $2.3 million during the 2022 period. In addition, we incurred $0.7 million during the 2022 period related to the final close-out of the AP-013 clinical trial. The Company was not engaged in any clinical trials during the 2023 period.

General and Administrative

General and administrative expenses decreased $4.4 million, or 38%, for the 2023 period compared to the 2022 period. General and administrative costs with variances above $175,000 and 10% are further explained below.

	Year Ended December 31,
	2023	2022
Professional fees	$4,183,000	$6,896,000
Salaries and benefits	1,110,000	1,485,000
Insurance	964,000	1,124,000
Director fees	230,000	312,000
Other	214,000	297,000
Facilities	194,000	538,000
Share-based compensation	184,000	814,000
Total general and administrative	$7,079,000	$11,466,000

Professional fees

Professional fees decreased $2.7 million, or 39%, from 2022 to 2023 due primarily to the SEC investigation and class action and derivative lawsuits that were initiated in second half of 2022 and continued through the 2023 period. The retention limit of $2.5 million under the Company’s D&O insurance policy was reached during the second quarter of 2023. As such, the legal defense costs for the 2023 period representing covered claims as further defined under the provisions of the D&O policy, were offset by an insurance recovery totaling $3.3 million. Professional fees in the 2022 period primarily related to investigations conducted by the independent special committee of our Board of Directors. In addition, consulting expenses decreased approximately $1.1 million, as we discontinued certain contracts associated with analyzing potential strategic alternatives.

Salaries and benefits

Salaries and benefit expense decreased $0.4 million, or 25%, from 2022 to 2023 as a result of lower weighted average incremental headcount during the 2023 period resulting from the termination of a former officer and the RIF which was initiated in third quarter 2022.

Facilities

Facilities expense decreased $0.3 million, or 64%, from 2022 to 2023 as a result of the execution of the sublease agreement in March 2023, which resulted in the transfer of all utilities and operating costs of the premises to the subtenant and the full write-off of the ROU asset and future amortization (rent expense).

Share-based Compensation

Share-based compensation expense decreased $0.6 million, or 77%, from 2022 to 2023 as a result of forfeitures and cancellations of unvested stock options from employee terminations and board resignations in 2022.

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

There were no impairment charges for the year ended December 31, 2023.

Other Income

Other income is summarized as follows:

	Year Ended December 31,
	2023	2022
Interest income	$348,000	$220,000
Rental income	305,000	—
Gain from elimination of ARO obligation, net	289,000	—
Derivative gain	—	5,761,000
Total other income	$942,000	$5,981,000

Other income

We recognized interest income of $0.3 million during the 2023 period, which increased $0.1 million from the 2022 period. The increase is attributable to an increase in interest rates since the third quarter of 2022, partially offset by the decrease in cash and cash equivalents. We also recognized a non-cash gain of $0.3 million related to the elimination of its ARO and derecognition of the ARO asset in conjunction with the sublease agreement entered into on March 1, 2023. In addition, we also recognized $0.3 million of rental income associated with the sublease agreement during the 2023 period. There was no derivative gain on the fair value of warrant liability during the 2023 period due to the adoption of ASU 2020-06 which converted the warrant liability to stockholder’s equity effective January 1, 2023.

Cash Flows

Cash flows for the respective periods are as follows:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(8,564,000)	$(21,128,000)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	(111,000)
Net change in cash and cash equivalents	$(8,564,000)	$(21,239,000)

Net Cash Used in Operating Activities

During the 2023 period, our operating activities used approximately $8.6 million in cash and cash equivalents, which is consistent with our reported net loss of $8.6 million.

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

Net Cash Used in Investing Activities

During the 2023 period and the 2022 period, there was no change in cash related to investing activities.

Net Cash Used in (Provided by) Financing Activities

During the 2023 period, we generated gross proceeds of $0.1 million from the sale of 28,826 shares of common stock from the ATM Agreement, which was offset by offering related costs of $0.1 million.

During the 2022 period, we settled a tax liability of $79,000 related to the vesting of restricted stock awards. As a result of the settlement, the Company withheld 9,234 common shares for taxes which represented the fair value of the tax settlement. In addition, the Company paid $32,000 in offering costs in 2022 related to the registered direct offering, which was finalized in December 2021.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2023 primarily consist of employment agreements, CDMO agreement, non-clinical agreements with laboratories, and a non-cancellable operating lease arrangement for our office and manufacturing facility. As of December 31, 2023, the value of our obligation under our non-cancellable operating lease arrangement was $0.3 million. For a more detailed description of our contractual obligations see Note 6 to the Financial Statements.

Liquidity and Capital Resources

Since inception, we have not generated operating revenue, profits or operating cash flow. Over this period, we have continued to be focused on research and non-clinical/clinical development, all of which has required raising a substantial amount of capital.

As of December 31, 2023, we had $4.1 million of cash and cash equivalents and an insurance recovery receivable of $0.9 million. As of February 29, 2024, we had $3.4 million in cash and cash equivalents and $0.5 million of an insurance recovery receivable. While we continued to implement cost reductions in 2023 and additional cost reductions in February and March 2024, we have finite cash resources available to fund our now limited operations. Our activities currently consist of taking steps to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position and pursuit of the resolution of currently pending legal proceedings. Consistent with this goal, on March 25, 2024, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American. After delisting, the Company expects to suspend its reporting obligations under the Exchange Act and deregister its common stock under Section 12(b) of the Exchange Act.

Our lack of operating revenue or cash inflows and our cash resources at December 31, 2023 raise substantial doubt as to our ability to continue as a going concern. The financial statements as of and for the year ended December 31, 2023 do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that will likely result when the Company is unable to continue as a going concern.

While the Board of Directors remains open to strategic options, given our prior efforts to develop similar strategic options, the Board of Directors believes that more likely options include the liquidation and wind up of the Company through a dissolution pursuant to a plan of liquidation and dissolution that would be subject to Board and stockholder approval or bankruptcy (should our net assets decline to levels that would require such action).

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

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(b) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining “internal controls over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of December 31, 2023, our internal controls over financial reporting are effective based on these criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

Employment Agreement

On March 25, 2024, the Board of Directors determined to terminate the employment of Daniel G. Stokely, the Company’s Chief Financial Officer, effective March 31, 2024 in order to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position. Pursuant to his employment agreement, Mr. Stokely will be entitled to severance and COBRA reimbursement, conditioned on, among other things, Mr. Stokely delivering and not revoking a general release of claims against the Company.

Michael A. Martino, the Company’s Chief Executive Officer, will assume the role of Chief Financial Officer following Mr. Stokely’s departure.

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our directors and our executive officers as of March 15, 2024.

Name	Age	Title
J. Kevin Buchi	68	Chair of the Board of Directors
David R. Stevens	74	Director
Elizabeth Varki Jobes	57	Director
Michael A. Martino	68	Chief Executive Officer and Director
Daniel G. Stokely	60	Chief Financial Officer

Michael A. Martino has served as a director of the Company since October 2021 and was appointed by the Board of Directors as our CEO on November 22, 2021. Mr. Martino previously served as President, Chief Executive Officer and a director of HemaFlo Therapeutics Inc., a private company focused on the treatment of acute kidney injury, since January 2016. Prior to HemaFlo, Mr. Martino was President and Chief Executive Officer of Ambit Biosciences, a company focused on the development of a drug to treat acute myeloid leukemia, from November 2011 to November 2014. Under his leadership, Ambit initiated a large, multi-national Phase III study; secured $25 million in private financing; completed a $90 million initial public offering; and ultimately sold the company to a large, Japanese pharmaceutical company for $450 million in cash plus future milestone payments. Mr. Martino also previously served as President, Chief Executive Officer and a director of Arzeda, a synthetic biology company, and Sonus Pharmaceuticals, an oncology drug development company. In addition, Mr. Martino currently serves on the board of Caravan Biologix, a private company primarily focused on the development of novel oncology drugs, and was a founding director at Excision BioTherapeutics, Inc. Mr. Martino has a BBA from Roanoke College, where he served as a Trustee from 2016 to 2020, and a MBA from Virginia Tech. Mr. Martino has extensive experience in life sciences and his experience as the chief executive officer and director of other pharmaceutical companies, both public and private, leading drug development from preclinical through Phase 3 clinical trials, transacting mergers, and leading capital raises are the attributes that qualify him to serve as a member of our Board.

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

Elizabeth Varki Jobes has served as a member of our Board since February 2022. Ms. Jobes has nearly three decades of legal and compliance experience. As a practicing attorney, she has built and guided compliance and legal programs for small and medium-size biopharmaceutical corporations. She currently serves as Global Chief Compliance Officer at Immunocore Ltd, where she leads the development and implementation of a global compliance program. For the prior three years (2020-2023) she was Senior Vice President, Global Chief Compliance officer for Amryt Pharmaceuticals which was formed in 2020 following the acquisition of Aegerion Pharmaceuticals. In December 2023, Amryt was acquired by Chiesi Farmaceutici S.p.A. In January of 2023, Ms. Jobes joined the board of directors of Blue Foundry Bank (the “Bank”), a wholly-owned subsidiary of Blue Foundry Bancorp (NASDAQ: BLFY), where she is also a member of the Bank’s Audit Committee. Previously, Ms. Jobes held leadership positions at many biopharmaceutical companies, including: Senior Vice President, Chief Compliance Officer North America for EMD Serono, Inc.; Global Chief Compliance Officer and Legal Counsel for Spark Therapeutics, Inc.; Senior Vice President, Chief Compliance Officer for Auxilium Pharmaceuticals, Inc.; Vice President, Chief Compliance Officer for Adolor Corporation; and Senior Director, Global Compliance for Cephalon, Inc. and Board Member for Eyam Vaccines, Inc. Mrs. Jobes’ extensive experience as a senior executive in the pharmaceutical industry, with an extensive focus developing and implementing industry specific regulatory and compliance programs for small to medium-size biopharmaceutical companies, are the attributes that qualify her to serve as a member of our Board.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all our employees, officers, and directors, all of which have read, acknowledged, and agreed to comply with such code. The code is available free of charge on our web site, www.ampiopharma.com, under the “Investors” tab. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Committees of the Board

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, each of which has the composition and the responsibilities described below. The Audit Committee, Compensation Committee, and Nominating and Governance Committee operate under separate charters approved by our Board. The charters for each committee are available on our website at www.ampiopharma.com/corporate-governance/. Our Board of Directors may from time to time establish other committees.

Audit Committee. Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, oversees our corporate accounting and financial reporting process. This committee also assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

●	selecting and engaging our independent auditors;
●	appointing, compensating and overseeing the work of our independent auditors;
●	approving engagements of the independent auditors to render any audit or permissible non-audit services;
●	reviewing the qualifications and independence of the independent auditors;
●	monitoring the rotation of partners of the independent auditors on our engagement team, as required by law;
●	recommending inclusion of the audited financial statements in the Company’s Annual Report on Form 10-K and providing the Report of the Audit Committee to be included in the Company’s annual proxy statement;
●	reviewing our quarterly and annual financial statements and our critical accounting policies and estimates;
●	reviewing the adequacy and effectiveness of our internal controls over financial reporting;
●	reviewing and discussing with management, the independent auditors and any internal auditors the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports; and
●	reviewing related party transactions.

The members of our Audit Committee are Mr. Buchi (chair), Dr. Stevens and Ms. Jobes. Our Board has determined that each member of the Audit Committee meets the financial literacy requirements of the national securities exchanges and the SEC, and Mr. Buchi qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our Board has concluded that the composition of our Audit Committee meets the requirements for independence under the current requirements of the NYSE American and SEC rules and regulations. In 2023, there were four meetings of the Audit Committee.

Compensation Committee. Our Compensation Committee oversees our compensation policies, plans and programs. The Compensation Committee is responsible for, among other things:

●	reviewing and approving policies, plans and programs relating to compensation and benefits of our directors and executive officers;
●	reviewing and approving compensation, corporate goals, and objectives relevant to compensation for our CEO and for executive officers other than our CEO;
●	evaluating the performance of our executive officers while considering established goals and objectives;
●	reviewing the executive compensation disclosure that is prepared by the Company for inclusion in the Company’s annual proxy statement;
●	assessing how the Company’s compensation programs encourage the taking of enterprise or other risks that may bear on the Company’s overall financial or operational performance;
●	administering our equity compensations plans for our employees and directors and consultants; and
●	administering our Compensation Recoupment Policy adopted on October 24, 2023.

The members of our Compensation Committee are Dr. Stevens (chair), Mr. Buchi and Ms. Jobes. Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of the NYSE American. We believe that the composition of our Compensation Committee meets the requirements for independence under the applicable requirements of the NYSE American and SEC rules and regulations.

In 2023, our Compensation Committee met one-time and took action by written consent on a number of occasions. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. Our CEO may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. Our Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. In general, the Compensation Committee has set executive compensation to be in line with peer companies identified by the Compensation Committee and to incentivize the Company’s executive officers to achieve the Company’s corporate goals.

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

The members of our Nominating and Governance Committee are currently Ms. Jobes (chair) and Dr. Stevens. Our Board has determined that each member of our Nominating and Governance Committee satisfies the independence requirements of the NYSE American. In 2023, our Nominating and Governance Committee did not meet but, took action by written consent.

The Nominating and Governance Committee charter provides that the Nominating and Governance Committee will review periodically with the Chairman of the Board the succession plans relating to the Chief Executive Officer and other corporate officer positions. In October 2023, the Company and Mr. Martino, our Chief Executive Officer, entered into an amendment to Mr. Martino employment agreement to change the term of the employment agreement in order to continue the services of Mr. Martino. The term changed from one ending on November 22, 2023 to an indefinite term.

Item 11.	Executive Compensation.

As noted in Item 1, on November 9, 2022, the Company effected a 15-to-1 reverse stock split. On September 12, 2023, the Company effected a 20-to-1 reverse stock split. The Company has retroactively applied the reverse stock splits to share and per share amounts in the financial statements as of December 31, 2023 and December 31, 2022. Additionally,

pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all the Company’s outstanding options under the 2010/2019 Stock and Incentive Plans, the number of shares of restricted stock outstanding under the 2010/2019 Stock and Incentive Plans, and common stock warrants, with any fractional shares rounded up to the next whole share. The number of shares authorized for issuance pursuant to the 2023 Plan was not impacted by the 20-to-1 reverse stock split (see Note 10 for additional information). The Company also retroactively applied such adjustments in the notes to the condensed financial statements as of December 31, 2023 and December 31, 2022. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

Clawback Policy

In October 2023, the Board of Directors adopted a Compensation Recoupment Policy (the “Policy”) in order to comply with Section 311 of the NYSE American Company Guide and Rule 10D-1 promulgated under the Exchange Act. The Policy will be administered by the Compensation Committee of the Board consisting solely of directors that are “independent” under rules of the NYSE American or, in the absence of such committee, the independent directors serving on the Board of Directors (acting by a majority).

The Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers (each, a “Covered Officer”) of the Company in the event of any required accounting restatement of the financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under the applicable U.S. federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

Under the Policy, the Company must recoup from the Covered Officer erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare such accounting restatement, as well as any required transition period resulting from a change in the Company’s fiscal year.

Named Executive Officers

For the fiscal year ended December 31, 2023, our named executive officers were: (i) Michael A. Martino, who has served as our CEO since November 2021 and (ii) Daniel G. Stokely, who has served as our CFO since July 2019. We had no other executive officers serving during the year ended December 31, 2023.

The following table shows, for the fiscal years ended December 31, 2023 and December 31, 2022, compensation awarded to, paid to, or earned by our named executive officers.

Summary Compensation Table

					Option	All Other
				Stock	Awards	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	($)(1)	($) (2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Named Executive Officers

Michael A. Martino, CEO	2023	550,000	—	—	—	—	550,000
	2022	548,141	—	—	120,000	—	668,141

Daniel G. Stokely, CFO	2023	335,000	—	—	—	3,315	338,315
	2022	335,000	—	—	—	11,725	346,725
(1)	The amounts reported under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of stock awards was computed based on the stock price on the grant date. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 10 to our financial statements included in the annual report on Form 10-K for the years ended December 31, 2023 and 2022, respectively.
(2)	The Company provides group term life insurance coverage in an amount equal to one times employees’ covered annual earnings up to a maximum of $50,000 for all full-time employees, including the named executive officers, for a nominal annual premium amount. In addition, the Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company provided matching employee contributions covering the 12-month period commencing in April 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of stock options outstanding for each of the named executive officers as of December 31, 2023:

	Option Awards

				Equity Incentive
		Number of		Plan Awards:
	Number of	Securities		Number of
	Securities	Underlying		Securities
	Underlying	Unexercised		Underlying
	Unexercised	Options		Unexercised	Option	Option
	Options Exercisable	Unexercisable		Unearned	Exercise	Expiration
Name	(#)	(#)		Options (#)	Price ($)	Date
(a)	(b)	(c)		(d)	(e)	(f)
Named Executive Officers

Michael A. Martino	367	133	(1)	—	501.00	10/13/2031
Michael A. Martino	2,500	—		—	342.00	11/22/2031
Michael A. Martino	833	—		—	171.00	1/1/2032
Daniel G. Stokely	868	—		—	129.00	8/20/2029
Daniel G. Stokely	65	—		—	176.16	1/2/2030
Daniel G. Stokely	67	—		—	534.00	12/17/2030
(1)	Mr. Martino’s unexercisable options become vested at approximately 13 shares monthly on the 13th of each month until October 13, 2024. The option awards remain exercisable until their expiration on the ten-year anniversary of the date of grant subject to earlier forfeiture following termination of employment.

The following table provides a summary of restricted stock awards outstanding for each of the named executive officers as of December 31, 2023.

Stock Awards

Equity Incentive
			Equity Incentive	Plan Awards:
	Number of Shares	Market Value of	Plan Awards:	Market or Payout
	of Stock	Shares of Stock	Number of Unearned	Value of Unearned
Name	that Have Not	that Have Not	Shares, Units or Rights	Shares, Units, or Rights
(a)	Vested (#)(1)	Vested ($)(2)	that Have Not Vested	that Have Not Vested ($)
Named Executive Officers

Michael A. Martino	—	—	—	—
Daniel G. Stokely	446	914	—	—
(1)	The restricted stock award shown here was granted in October 2021. The unvested portion reflected in this column will vest equally on January 1st of each year through January 1, 2025.
(2)	The market value reflected in this column is based on a closing share price on December 29, 2023 of $2.05.

Employment Agreements

On November 22, 2021, the Company entered into a one-year employment agreement (the “Martino Employment Agreement”) with Michael A. Martino, the Company’s CEO. The Martino Employment Agreement provided for an annual salary of $550,000, and an annual discretionary bonus of up to 50% of Mr. Martino’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives. On August 30, 2022, the Company executed a first amendment to the Martino Employment Agreement, extending the employment term to November 22, 2023, with all other terms and conditions of the Martino Employment Agreement remaining unchanged. On October 1, 2023, the Company executed a second amendment to the Martino Employment Agreement, which changed the term of the agreement from a term ending on November 22, 2023 to an indefinite term, with all other terms and conditions of the Martino Employment Agreement remaining unchanged.

On October 11, 2021, the Company entered into a new three-year employment agreement (the “Stokely Employment Agreement”) with Daniel G. Stokely, the Company’s CFO and principal financial officer. The Stokely Employment Agreement supersedes and replaces the Company’s prior employment agreement with Mr. Stokely entered into on July 9, 2019. The Stokely Employment Agreement provides for an annual base salary of $335,000 and an annual discretionary bonus of up to 50% of Mr. Stokely’s base salary, with the exact amount to be determined by the Compensation Committee of the Board based on achievement of individual and Company performance objectives.

For 2023, the Compensation Committee did not set performance objectives for either Mr. Martino or Mr. Stokely given the nature of the challenges facing the Company and the Company’s cash position. Accordingly, the Company did not pay a discretionary annual bonus to either Mr. Martino or Mr. Stokely.

Under their respective agreements, the employment of Mr. Martino and Mr. Stokely may also be terminated by the Company immediately upon notice with or without Cause or as a result of the officer’s disability, or by the officer with or without Good Reason. If the Company terminates the employment of Mr. Martino or Mr. Stokely for Cause, if the officer resigns as an employee of the Company other than for Good Reason, or the officer dies, then Ampio is obligated to pay the executive only his accrued compensation and will have no obligation to pay severance or other compensation any kind.

If the officer’s employment is terminated by the Company without Cause or by the Named Executive Officer for Good Reason, the officer would be entitled to a lump sum severance payment equal to 0.5 times his base salary in effect at the date of termination, less applicable withholding. In addition, the vesting and exercisability of all then outstanding options held by the Named Executive Officer would accelerate in full and remain exercisable for a period of three years from the date of termination. The officer would also be entitled to the continued participation (via state or federal insurance continuation laws such as COBRA, to the extent available) in health and welfare plans provided by the Company at the time of termination for a period of two years from the date of termination or, if earlier, until the officer is eligible for other employer sponsored group health coverage with a subsequent employer.

Any severance payments and/or other separation benefits are conditioned on, among other things, the officer delivering and not revoking a customary general release of claims against the Company and the officer’s continued compliance with the proprietary information and inventions agreement with the Company.

See Part I, Item 9B. “Other Information” of this Annual Report for information regarding the termination of the employment of Mr. Stokely effective March 31, 2024.

Additionally, the employment agreements provide that upon the occurrence of a Change in Control, all then-outstanding stock options, restricted stock and other stock-based grants to either Mr. Martino or Mr. Stokely will, irrespective of any provisions of his award agreements, immediately and irrevocably vest and become exercisable and any restrictions thereon will lapse. In either case, if any payment or benefit the officer would receive pursuant to a Change in Control from the Company or otherwise would constitute a “parachute payment” within the meaning of Section 280G of the Code and be subject to the excise tax imposed by Section 4999 of the Code, then such the amount of such payment will be calculated to be (1) the largest portion of the payment that would result in no portion of the payment being subject to the excise tax or (2) the largest portion, up to and including the total, of the payment, whichever amount, after taking into account all applicable taxes and the excise tax, results in the officer receiving, on an after-tax basis, of the greater economic benefit notwithstanding that all or some portion of the payment may be subject to the excise tax.

Potential Payments Upon Termination or Change in Control

The potential payments and benefits to Mr. Martino or Mr. Stokely under his respective employment agreement in connection with termination of the officer’s employment by the Company without Cause, by the Named Executive Officer for Good Reason, or in connection with a Change in Control are described above under “Employment Agreements.”

For purposes of the employment agreements, “Good Reason” means, without the executive’s written consent:

●	with respect to all executives:
o	a material reduction of his compensation (except where there is a general reduction also applicable to the other members of the senior executive team); or
o	a material reduction in his overall responsibilities or authority or scope of duties (it being understood that the occurrence of a change in control shall not, by itself, necessarily constitute a reduction in his responsibilities or authority).
●	With respect to Mr. Stokely:
o	a material change in the principal geographic location at which the executive must perform his services (it being understood that the relocation of the executive to a facility or a location within forty (40) miles of the State Capitol Building in Denver, Colorado shall not be deemed material).

For purposes of his employment agreement, “Cause” means, with respect to Mr. Martino, in the sole discretion of a majority of the Board:

●	Our executive’s failure or refusal to substantially perform his duties;
●	personal or professional dishonesty that could reasonably be expected to have a materially adverse impact on the financial interests or business reputation of the Company;
●	incompetence, willful misconduct, breach of fiduciary duty (including duties involving personal profit);
●	breach of the Company’s Code of Business Conduct and Ethics and personnel policies or compliance policies;

●	material violation of the Sarbanes-Oxley requirements for officers of public companies that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the reputation of the Company;
●	willfully engaging in actions that in the reasonable opinion of the Board will likely cause substantial financial harm or substantial injury to the business reputation of the Company;
●	willful violation of any law, rule, or regulation, or final cease-and-desist order (other than routine traffic violations or similar offenses);
●	the unauthorized use or disclosure of any trade secret, proprietary, or confidential information of the Company (or any other party as to which our Executive owes an obligation of nondisclosure as a result of his relationship with the Company);
●	failure to follow the reasonable and lawful directives of the Board pertaining to his duties with the Company;

For purposes of his employment agreement, “Cause” means, with respect to Mr. Stokely, in the sole discretion of a majority of the Board:

●	willful malfeasance or willful misconduct by the executive in connection with his employment;
●	the executive's gross negligence in performing any of his duties under the employment agreement;
●	the executive’s commission, conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendre with respect to, any crime other than a traffic violation but including a felony that results in significant bodily injury or an infraction which is a misdemeanor, but in all events including crimes that involve fraud, theft, or moral turpitude;
●	the executive’s willful and deliberate violation of a Company policy;
●	the executive's unintended but material breach of any written policy applicable to all employees adopted by the Company which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof;
●	the executive’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party as to which our Executive owes an obligation of nondisclosure as a result of our Executive’s relationship with the Company;
●	the executive’s willful and deliberate breach of her obligations under the employment agreement; or
●	any other material breach by the executive of any of his obligations in the employment agreement which, to the extent curable, is not cured to the reasonable satisfaction of the Board within thirty (30) business days after notice thereof.

Additionally, under the 2010/2019 Stock and Incentive Plans, in the case of and subject to the consummation of a Sale Event (i.e. a change in control of the Company), the plan and all outstanding awards granted thereunder will terminate, unless provision is made in connection with the Sale Event in the sole discretion of the parties thereto for the assumption or continuation of awards granted by the successor entity, or the substitution of such awards with new awards of the successor entity or its parent. In the event of such termination, (i) Ampio will have the option (in its sole discretion) to make or provide for a cash payment to the grantees holding options and stock appreciation rights, in exchange for the cancellation thereof, in an amount equal to the difference between (a) the sale price multiplied by the number of shares of stock subject to outstanding options and stock appreciation rights (to the extent then exercisable (after taking into account any acceleration hereunder) at prices not in excess of the sale price) and (b) the aggregate exercise price of all such outstanding options and stock appreciation rights; or (ii) each grantee shall be permitted, within a specified period of time prior to the consummation of the Sale Event as determined by the Compensation Committee, to exercise all outstanding options and stock appreciation rights held by such grantee. The Compensation Committee also has the discretion to accelerate the vesting of all other awards.

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

Non-Employee Director Compensation

Our Compensation Committee established the following annual fees for payment to non-employee members of our Board and committees, for the fiscal year ended December 31, 2023:

Name	Cash Compensation
Board Annual Retainer:
Chairman/lead independent director	$71,000
Each non-employee director	$38,500
Audit Committee Annual Retainer
Chairman	$20,000
Each non-employee director	$10,000
Compensation Committee Annual Retainer
Chairman	$12,000
Each non-employee director	$6,000
Nominating and Governance Committee Annual Retainer
Chairman	$10,000
Each non-employee director	$5,000

In fiscal year 2023, we did not grant equity awards to our non-employee directors for their service.

Director Compensation for 2023

The table below summarizes the compensation paid by us to our directors for the year ended December 31, 2023. Mr. Martino, who served as director and executive officer for 2023, did not receive compensation as a director during 2023.

	Fees Earned or	Option		All Other
Name	Paid in Cash	Awards	Stock Awards	Compensation	Total
J. Kevin Buchi (1)	$99,500	$—	$—	$—	$99,500
David Stevens, Ph.D.	$65,500	$—	$—	$—	$65,500
Elizabeth Varki Jobes	$64,500	$—	$—	$—	$64,500
(1)	Amount reflects an adjustment totaling $2,500 related to an under payment of director fees for the year ended December 31, 2022.

For a summary of the option awards held by Mr. Martino as of December 31, 2023, please see “Executive Compensation – Outstanding Equity Awards at Fiscal Year End.” As of December 31, 2023, the outstanding stock option awards held by our other directors are as follows: Mr. Buchi, 750, shares; Dr. Stevens, 1,913 shares; and Ms. Jobes, 500, shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our Common Stock as of March 15, 2024 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Common Stock;
●	each of our named executive officers;
●	each of our directors; and
●	all current executive officers and directors as a group.

We have determined beneficial ownership in accordance with SEC rules. The information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, the number of shares of Common Stock deemed outstanding includes shares issuable upon exercise of options and warrants held by the respective person or group which may be exercised or converted within 60 days after March 15, 2024.

For purposes of calculating each person’s or group’s percentage ownership, stock options and warrants exercisable within 60 days after March 15, 2024 are included for that person or group but not the stock options or warrants of any other person or group. Ownership is based on 1,135,358 shares of Common Stock outstanding on March 15, 2024.

The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

Unless otherwise indicated and subject to any applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over the shares listed. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Ampio Pharmaceuticals, Inc., 9800 Mount Pyramid Court, Suite 400, Englewood, Colorado 80112.

	Number of Shares Beneficially	Percentage of Shares
Name and Address of Beneficial Owner	Owned (1)	Beneficially Owned
5% Stockholders
None	—	—%

Directors and Name Executive Officers
David R. Stevens (2)	7,112	*	%
Michael A. Martino (2)(3)	7,608	*	%
J. Kevin Buchi (2)	8,023	*	%
Elizabeth Varki Jobes (2)	368	*	%
Daniel G. Stokely (3)	1,971	*	%

Directors and executive officers as a group	25,082	3.0%

* Represents ownership of 1% or under of the Company’s outstanding common stock.

(1)	Includes the following number of shares that could be acquired within 60 days of March 15, 2024 upon the exercise of stock options: David R. Stevens, 1,913 shares; Michael A. Martino, 3,763 shares; J. Kevin Buchi, 680 shares; Elizabeth Varki Jobes, 368 shares; Daniel G. Stokely, 1,000 shares; and all current directors and executive officers as a group 7,724 shares.
(2)	Director.
(3)	Named Executive Officer.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available
for Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Outstanding Options	Securities Reflected in
Plan Category	(a)	(b)	Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	1,200,000	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,200,000

(1)	The securities remaining available for issuance pursuant to the 2023 Plan may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, and unrestricted stock awards.

The Company’s 2019 Stock and Incentive Plan was cancelled concurrently with the adoption of the 2023 Plan; as such there were no remaining securities available for issuance under that plan as of December 31, 2023. On February 28, 2024, we filed a post-effective amendment to deregister the remaining shares available under the Company’s equity compensation plans, which was effective upon filing.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than required indemnification and advancement of expenses made to our directors and executive officers relating to the legal proceedings described in Part I, Item 3. Legal Proceedings of this Form 10-K, we have not been a participant in any transaction since January 1, 2023 and are not a participant in any currently proposed transaction in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them, had or will have a material interest.

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

In March 2024, our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Buchi, Dr. Stevens or Ms. Jobes, had a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors was “independent” as that term is defined by the NYSE American. Our Board also determined that Mr. Buchi, Dr. Stevens and Ms. Jobes, who comprised our Audit Committee, our Compensation Committee, and our Nominating and Governance Committee during 2023, satisfied the independence standards for those committees established by applicable SEC rules and the NYSE American rules.

Item 14.	Principal Accountant Fees and Services.

The Company’s independent registered public accounting firm is Moss Adams LLP, Issuing Office Denver Colorado, PCAOB ID: 659.

The following table presents aggregate fees billed for professional services rendered by our independent registered public accounting firm, Moss Adams LLP for the respective periods indicated:

	For the year ended December 31,
	2023	2022
Moss Adams LLP
Audit fees (1)	$306,000	$278,000
Audit-related fees (2)	—	11,000
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$306,000	$289,000

(1)	Audit fees includes fees related to the audit of our annual financial statements; the review of our quarterly financial statements; comfort letters, consents, and assistance with and review of documents filed with the SEC; and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).
(2)	Audit-related fees would include employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. The Company did not incur expenses for audit-related services for the year ended December 31, 2023. The Company incurred $11,000 for audit-related fees in its exploration of strategic initiatives for the year ended December 31, 2022.
(3)	Tax fees comprise federal and state services related to tax compliance, consulting, and preparation. The Company did not incur expenses for tax services from Moss Adams LLP for the years ended December 31, 2023 or 2022.
(4)	All other fees include fees billed for products and services provided by the principal accountant, other than the services reported in (1) or (3). The Company did not incur other fees from Moss Adams LLP for the years ended December 31, 2023 or 2022.

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

All the services of Moss Adams LLP described above were pre-approved by the Audit Committee in advance of such services being provided.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●Report of Independent Registered Public Accounting Firm
●Balance Sheets as of December 31, 2023 and 2022
●Statements of Operations for the years ended December 31, 2023 and 2022
●Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022
●Statements of Cash Flows for the years ended December 31, 2023 and 2022
●Notes to Financial Statements

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

3.7	Amended and Restated Bylaws of the Registrant, as currently in effect. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed November 14, 2018).
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

10.10**

Stock Option Cancellation and Grant Agreement for Executive between Ampio Pharmaceuticals, Inc. and Daniel Stokely, dated August 20, 2019. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 23, 2019)

10.11**

Form of Indemnification Agreement between Ampio Pharmaceuticals, Inc. and certain directors, executive officers and key employees. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed on March 29, 2022)

10.12**

Amendment to Cancellation Agreement, dated November 7, 2019, between Ampio Pharmaceuticals Inc. and Daniel Stokely. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed November 7, 2019)

10.13

At the Market Offering Agreement dated September 18, 2023 by and between Ampio Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 22, 2023).

14.1	Ampio Pharmaceuticals, Inc. Code of Business Conduct and Ethics. (Incorporated by reference to Exhibit 14.1 to the Registrant’s Form 8-K filed December 18, 2019.)
31.1*	Certificate of the Chief Executive Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of the Chief Executive Officer and the Chief Financial Officer of Ampio Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Ampio Pharmaceuticals, Inc. Compensation Recoupment Policy adopted October 24, 2023. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 27, 2023).
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

AMPIO PHARMACEUTICALS, INC.

Date: March 27, 2024	By:	/s/ Michael A. Martino
Michael A. Martino
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 27, 2024.

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

INDEX TO FINANCIAL STATEMENTS

AMPIO PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Ampio Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ampio Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, mezzanine equity and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, plans to pursue voluntary de-listing of the Company’s common stock, and is preserving cash to fund an orderly wind down of operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Moss Adams LLP

Denver, Colorado

March 27, 2024

We have served as the Company’s auditor since 2019.

AMPIO PHARMACEUTICALS, INC.

Balance Sheets

		December 31,		December 31,
		2023		2022

Assets
Current assets
Cash and cash equivalents		$4,089,000		$12,653,000
Insurance recovery receivable		920,000		—
Prepaid expenses and other		727,000		676,000
Total current assets		5,736,000		13,329,000

Fixed assets, net		—		184,000
Right-of-use asset, net		—		75,000
Total assets		$5,736,000		$13,588,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses		$2,102,000		$852,000
Lease liability-current portion		274,000		340,000
Total current liabilities		2,376,000		1,192,000

Lease liability-long-term		—		274,000
Warrant derivative liability		—		44,000
Asset retirement obligation		—		289,000
Total liabilities		2,376,000		1,799,000

Commitments and contingencies (Note 6)

Mezzanine equity
Preferred Stock, par value $0.0001; 10,000,000 shares authorized; shares issued and outstanding - none as of December 31, 2023 and December 31, 2022		—		—

Stockholders’ equity
Common Stock, par value $0.0001; 300,000,000 shares authorized; shares issued and outstanding - 833,430 as of December 31, 2023 and 804,674 as of December 31, 2022	[1]	—		—
Additional paid-in capital		245,887,000	[1]	245,728,000
Accumulated deficit		(242,527,000)		(233,939,000)
Total stockholders’ equity		3,360,000		11,789,000

Total liabilities and stockholders’ equity		$5,736,000		$13,588,000

[1] December 31, 2023 balances have been adjusted and December 31, 2022 balances have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Operations

	Year Ended December 31,
	2023	2022

Operating expenses
Research and development	$2,439,000	$8,916,000
General and administrative	7,079,000	11,466,000
Long-lived assets impairment	—	1,614,000
Right of use asset impairment	—	322,000
Loss on sale of fixed assets	56,000	—
Total operating expenses	9,574,000	22,318,000

Other income
Interest income	348,000	220,000
Rental income	305,000	—
Gain from elimination of ARO obligation, net	289,000	—
Derivative gain	—	5,761,000
Total other income	942,000	5,981,000

Net loss	$(8,632,000)	$(16,337,000)

Net loss per common share: [1]
Basic	$(10.66)	$(21.68)
Diluted	$(10.66)	$(29.32)

Weighted average number of common shares outstanding: [1]
Basic	810,113	753,615
Diluted	810,113	753,615

[1] Net loss per common share and weighted average number of common shares outstanding for the current period have been adjusted and the prior periods have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Mezzanine Equity and Stockholders’ Equity

	Mezzanine Equity				Additional		Total
	Series D Preferred		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	—	$—	808,136	$—	$244,886,000	$(217,602,000)	$27,284,000

Share-based compensation, net of forfeitures	—	—	—	—	1,462,000	—	1,462,000
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	—	—	(462)	—	(79,000)	—	(79,000)
Offering costs related to the issuance of common stock and warrants in connection with the registered direct offering	—	—	—	—	(32,000)	—	(32,000)
Restricted stock award forfeitures	—	—	(3,000)	—	(509,000)	—	(509,000)
Net loss	—	—	—	—	—	(16,337,000)	(16,337,000)

Balance at December 31, 2022	—	—	804,674	—	245,728,000	(233,939,000)	11,789,000

Reclassification of warrant derivative upon adoption of ASU 2020-06	—	—	—	—	—	44,000	44,000
Share-based compensation, net of forfeitures	—	—	—	—	159,000	—	159,000
Issuance of Series D preferred stock dividend	15,103	—	—	—	—	—	—
Preferred stock redemption	(15,103)	—	—	—	—	—	—
Shares held back in settlement of tax obligation for shares issued in connection with restricted stock awards	—	—	(70)	—	—	—	—
Common stock issued related to the ATM Equity Offering Program	—	—	28,826	—	98,000	—	98,000
Offering costs for the common stock issued related to the ATM Equity Offering Program	—	—	—	—	(98,000)	—	(98,000)
Net loss	—	—	—	—	—	(8,632,000)	(8,632,000)

Balance at December 31, 2023	—	$—	833,430	$—	$245,887,000	$(242,527,000)	$3,360,000

Note that the shares numbers and balances for the current period have been adjusted and prior periods have been retroactively adjusted to reflect the 20-to-1 reverse stock split effected September 12, 2023.

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Statements of Cash Flows

	Year Ended December 31,
	2023	2022

Cash flows used in operating activities
Net loss	$(8,632,000)	$(16,337,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation, net of forfeitures	159,000	1,462,000
Restricted stock award compensation, forfeitures	—	(509,000)
Depreciation and amortization	122,000	1,048,000
Long-lived assets impairment	—	1,614,000
Right-of-use asset impairment	—	322,000
Loss on sale of fixed assets	56,000	—
Net gain from elimination of ARO obligation	(289,000)	7,000
Accretion of asset retirement obligation	5,000
Derivative gain	—	(5,761,000)
Changes in operating assets and liabilities:
Increase in insurance recovery receivable	(920,000)	—
(Increase) decrease in prepaid expenses and other	(51,000)	1,064,000
Increase (decrease) in accounts payable and accrued expenses	1,251,000	(3,959,000)
Decrease in lease liability	(265,000)	(79,000)
Net cash used in operating activities	(8,564,000)	(21,128,000)

Net cash used in investing activities	—	—

Cash flows used in financing activities
Proceeds from sale of common stock in connection with the "at-the-market" equity offering program	98,000	—
Costs related to sale of common stock in connection with the "at-the-market" equity offering program	(98,000)	—
Costs related to the sale of common stock and warrants in connection with the registered direct offering	—	(32,000)
Funding of tax obligation relative to shares withheld in connection with restricted stock awards	—	(79,000)
Net cash used in financing activities	—	(111,000)

Net change in cash and cash equivalents	(8,564,000)	(21,239,000)

Cash and cash equivalents at beginning of period	12,653,000	33,892,000
Cash and cash equivalents at end of period	$4,089,000	$12,653,000

Non-cash transactions:
Commercial insurance premium financing agreement	$703,000	$1,159,000
Recognition of asset retirement obligation	$—	$282,000

The accompanying notes are an integral part of these financial statements.

AMPIO PHARMACEUTICALS, INC.

Notes to Financial Statements

Note 1 – Basis of Presentation

The accompanying financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Ampio Pharmaceuticals, Inc. (“Ampio” or “the Company”) is a pre-revenue stage biopharmaceutical company, located in Englewood, CO, that was focused solely on the development of a potential treatment for Osteoarthritis of the Knee (“OAK”) as part of the OA-201 program. The OA-201 program sought to advance Ampio’s unique and proprietary small molecule formulation that was Ampio’s only product development opportunity.

The Company’s core activities in 2023 relate to research and development and raising capital. The Company has not generated operating revenue to date.

In late 2023, we initiated non-clinical studies to determine whether OA-201 would support an Investigational New Drug (“IND”) submission. Previous smaller studies had demonstrated that OA-201 showed efficacy versus saline control to reduce pain and preserve cartilage in non-clinical models of osteoarthritis of the knee. However, as we announced in February 2024, the pain reduction benefit was not observed in the data from the recent set of non-clinical studies which utilized a larger population of animal subjects. Because the data from the larger non-clinical pain reduction trial of OA-201 did not support the same pain reduction benefit as was demonstrated in the earlier trials, Ampio determined to cease all preclinical and clinical development activities relating to OA-201.

On November 9, 2022, the Company effected a 15-to-1 reverse stock split. On September 12, 2023, the Company effected a 20-to-1 reverse stock split. The Company has applied and retroactively applied, the reverse stock splits to share and per share amounts in the financial statements as of December 31, 2023 and December 31, 2022, respectively. Additionally, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all the Company’s outstanding options under the 2010/2019 Stock and Incentive Plans, the number of shares of restricted stock outstanding under the 2019 Stock and Incentive Plan, and common stock warrants, with any fractional shares rounded up to the next whole share. The number of shares authorized for issuance pursuant to the Company’s 2023 Stock and Incentive Plan (the “2023 Plan”) was not impacted by the 20-to-1 reverse stock split (see Note 9 for additional information). The Company also applied and retroactively applied such adjustments in the notes to the condensed financial statements as of December 31, 2023 and December 31, 2022, respectively. The reverse stock split did not reduce the number of authorized shares of common stock and preferred stock and did not alter the par value.

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

Significant items subject to such estimates and assumptions primarily include the Company’s projected current and long-term liquidity needs and availability and the insurance recovery receivable. The Company develops these estimates using its judgment based upon experience and the facts and circumstances known at the time.

Cash and Cash Equivalents

The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. On March 10, 2023, the Federal

Deposit Insurance Corporation (“FDIC”) placed Silicon Valley Bank (“SVB”) into receivership. At that time, the Company held approximately $1,250,000 in a deposit account at SVB. The balance of the Company’s cash was held in an investment account that was not a deposit account and therefore, these amounts were not impacted by the FDIC’s receivership of SVB or subject to FDIC insurance limits. Following the joint statement by the U.S. Treasury, Federal Reserve and the FDIC on March 12, 2023, the Company regained access to all of its deposit account funds. The Company refined its cash management strategy in order to further mitigate the potential risk of loss associated with deposit accounts balances in excess of the FDIC insured amount.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has no off-balance-sheet concentrations of credit risk, such as foreign exchange contracts, option contracts or foreign currency hedging arrangements. The Company consistently maintains its cash and cash equivalent balances in the form of bank demand deposits, United States federal government backed treasury securities and liquid money market fund accounts with financial institutions that management believes are creditworthy. The Company periodically monitors its cash positions with, and the credit quality of, the financial institutions with which it invests. During the year ended December 31, 2023, the Company did not maintain balances in excess of the federally insured limits; however, during the year ended December 31, 2022, the Company maintained balances in excess of federally insured limits.

Insurance Recovery Receivable

During the second quarter of 2023, the Company’s legal expenses associated with the litigation proceedings exceeded the retention limit per the insurance policy and, as such, legal expenses incurred subsequently are covered and reimbursed by the insurance carrier. As of December 31, 2023, the Company estimated an insurance recovery receivable of $920,000.

Fixed Assets

Effective March 1, 2023, the Company entered into a sublease of its existing facility and in connection with that sublease, entered into a bill of sale with the subtenant for all the Company’s existing fixed assets (see Note 4). As such, as of December 31, 2023, the Company has no fixed assets. However, in prior years, fixed assets were stated at cost less accumulated depreciation and amortization. Cost included expenditures for equipment, leasehold improvements, replacements, and renewals and the related cost required to get certain equipment in operating condition. The Company charged routine and ongoing maintenance and repairs to expense as incurred. When assets were sold, retired, or otherwise disposed of, the cost and accumulated depreciation were removed from the accounts and any resulting gain or loss was reflected in operations. The cost of property and equipment was depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements were amortized over the remaining life of the lease.

Impairment of Long-Lived Assets

The Company performs an evaluation on an annual basis, or sooner if management believes a triggering event has occurred, of the recoverability related to the carrying value of its long-lived assets to determine if facts and circumstances indicate that the carrying value of assets may be impaired and if any adjustment is warranted. As noted above, there were no long-lived or ROU assets to evaluate as of December 31, 2023. However, the Company recorded impairment charges of $1.6 million and $0.3 million on its long-lived and ROU assets, respectively, during the year ended December 31, 2022.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable and accrued expenses. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturity of these instruments. In prior years, the Company recorded a warrant derivative liability associated with former offerings at estimated fair value based on utilization of the Black-Scholes warrant pricing model depending on facts and circumstances. However, the Company early adopted ASU 2020-06, resulting in the reclassification of the warrant derivative liability to stockholders’ equity, effective January 1, 2023. See Note 7 and Note 8 for additional information on the warrant derivative liability.

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

Liquidity

The Company is a pre-revenue stage biopharmaceutical company that has incurred an accumulated deficit of $242.5 million as of December 31, 2023.

As of December 31, 2023, the Company had $4.1 million of cash and cash equivalents and an insurance recovery receivable of $0.9 million. As of February 29, 2024, the Company had $3.4 million in cash and cash equivalents and $0.5 million of an insurance recovery receivable. While the Company continued to implement cost reductions in 2023 and additional cost reductions in February and March 2024, the Company has finite cash resources available to fund its now limited operations. Its activities currently consist of taking steps to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position and pursuit of the resolution of currently pending legal proceedings. Consistent with this goal, on March 25, 2024, the Board of Directors determined to pursue voluntary delisting of Ampio’s common stock from the NYSE American. After delisting, the Company expects to suspend its reporting obligations under the Exchange Act and deregister its common stock under Section 12(b) of the Exchange Act.

Based on the above, these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any separate adjustments relating to the recovery of recorded assets or the classification of liabilities; however, such adjustments may be necessary in the future when the Company is unable to continue as a going concern.

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

Note 3 – Prepaid Expenses and Other

Prepaid expenses and other balances as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022

Unamortized commercial insurance premiums	$339,000	$610,000
Non-clinical trials (upfront payments)	215,000	—
Deferred issuance costs	136,000	—
Deposits	34,000	34,000
Other	3,000	32,000
Total prepaid expenses and other	$727,000	$676,000

Note 4 – Fixed Assets

Fixed assets balances, net of accumulated depreciation, as of December 31, 2023 and 2022 are as follows:

	Estimated
	Useful Lives
	(in Years)	December 31, 2023	December 31, 2022

Leasehold improvements	10	$—	$4,965,000
Manufacturing facility/clean room	3 - 8	—	2,803,000
Lab equipment and office furniture	5 - 8	—	1,661,000
Fixed assets, gross		—	9,429,000
Accumulated depreciation		—	(9,245,000)
Fixed assets, net		$—	$184,000

In accordance with ASC Topic 360, Property, Plant and Equipment, the Company assesses all of its long-lived assets for impairment when impairment indicators are identified. During the third quarter of 2022, the Company announced that it was discontinuing further development of its lead pipeline, Ampion. This announcement was identified as an impairment indicator and, as such, the Company recorded a non-cash impairment as of September 30, 2022 related to its long-lived assets. The Company utilized a market valuation approach for determining the fair value of the ROU asset and a combination of the indirect cost approach and market approach for determining the fair value of the long-lived fixed assets. Based on this analysis, the Company concluded that the carrying value of the assets exceeded its undiscounted cash flows, and, as such, an impairment loss, calculated as the difference between carrying value and fair value, was deemed necessary. Accordingly, the Company recorded a $1.6 million impairment loss during the third quarter of 2022 as a direct reduction to the cost basis of the affected assets. Due to the impairment in the prior year, there were no fixed assets to evaluate or impair as of December 31, 2023.

Depreciation expense as of December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022

Depreciation and amortization expense	$122,000	$1,048,000

Note 5 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022

Accounts payable	$750,000	$97,000
Professional fees	706,000	157,000
Manufacturing development	274,000	—
Commercial insurance premium financing	177,000	189,000
Non-clinical and clinical trials	73,000	89,000
Subtenant security deposit	62,000	—
Franchise taxes	22,000	78,000
Property taxes	—	74,000
Accrued severance	—	143,000
Other	38,000	25,000
Accounts payable and accrued expenses	$2,102,000	$852,000

Commercial Insurance Premium Financing

In June 2023, the Company entered into an insurance premium financing agreement for $0.7 million, with a term of nine months and an annual interest rate of 8.00% and made a down payment of $171,000. Under the terms and provisions of the agreement, the Company is required to make principal and interest payments totaling $59,000 per month over the remaining term of the agreement. The outstanding obligation of $177,000 as of December 31, 2023 was paid in full in March 2024.

Note 6 – Commitments and Contingencies

Employment Agreements

As of December 31, 2023, the Company is a party to an employment agreement with Michael A. Martino, Chief Executive Officer, dated November 22, 2021 and amended August 30, 2022 with an initial base salary of $550,000. The amendment on August 30, 2022 extended the term to November 22, 2023. On October 1, 2023, the Company and Michael A. Martino entered into a second amendment to the employment agreement, which changed the term ending on

November 22, 2023 to an indefinite term. All other terms and conditions of Mr. Martino’s employment agreement remain unchanged.

As of December 31, 2023, the Company is a party to an employment agreement dated October 11, 2021 with Daniel Stokely to serve in the capacity as the Company’s Chief Financial Officer with an initial base salary of $335,000 and an initial term ending in October 2024.

Under these employment agreements, each executive is entitled to a severance payment in the event the Company terminates employee’s employment without cause, or employee terminates his employment with good reason.

On March 25, 2024, the Board of Directors determined to terminate the employment of Mr. Stokely effective March 31, 2024 in order to preserve cash to adequately fund an orderly wind down of the Company’s operations and to maximize the Company’s cash position. Pursuant to his employment agreement, Mr. Stokely will be entitled to severance and COBRA reimbursement, conditioned on, among other things, Mr. Stokely delivering and not revoking a general release of claims against the Company.

Manufacturing Development

In September 2023, the Company entered into a manufacturing development agreement with a contract development and manufacturing organization (“CDMO”), which reflected an initial scope of work for the OA-201 program totaling $1.6 million. The initial scope of work included analytical method development, formulation development, and GLP animal study supply on the prototype formulations of OA-201. In addition, the CDMO will prepare GMP supply of the formulation and complete a corresponding stability study. In December 2023, the Company executed a change order with the CDMO for an additional $20,000. In February 2024, the Company terminated the manufacturing development agreement with the CDMO. As of March 15, 2024, the Company has an obligation for accrued and unpaid services and related expenses of $160,000.

Non-Clinical Trials

In September 2023, the Company entered into a non-clinical trial agreement with a research institute to conduct an animal study totaling $105,000. In December 2023, the Company executed a change order with the research institute for an additional $117,000. Payments are based on the completion of milestones, with the first payment due upon execution of the agreement. However, the Company systematically amortizes or accrues expenses when incurred. In February 2024, the Company terminated the non-clinical trial agreement with the research institute. As of March 15, 2024, the Company has an obligation for accrued and unpaid services and related expenses of $32,000.

In December 2023, the Company entered into four additional non-clinical trial agreements with another research institute to conduct a series of animal studies totaling $625,000. Payments are based on the completion of milestones, with the first payments due upon execution of the agreements. However, the Company systematically amortizes or accrues expenses when incurred. In February 2024, the Company terminated the non-clinical trial agreements with the research institute. As of March 15, 2024, the Company had no obligation for accrued and unpaid services and related expenses.

Facility Lease

The Company is a party to a Lease Agreement (the “Lease”) with Beta Investors Group, LLC (successor by assignment to NCWP – Inverness Business Park, LLC) (the “Landlord”) dated December 13, 2013 pursuant to which the Company has leased office and manufacturing space in Suite 200 and Suite 204 in the building located at 373 Inverness Parkway, Englewood, Colorado (the “Premises”). The lease is a 125-month non-cancellable operating lease for office space and a manufacturing facility, set to expire September 2024 with the right to renew for an additional 60 months. The effective date of the Lease was May 1, 2014. The initial base rent of the Lease was $23,000 per month. The total base rent over the term of the Lease is approximately $3.3 million, which includes rent abatements and leasehold incentives.

Effective March 1, 2023, the Company entered into a sublease agreement whereby the Company subleased the Premises for a term commencing on March 1, 2023 and continuing until the expiration for the Lease on September 30, 2024. The subtenant will pay to the Company rent and other amounts assessed by the Landlord against the Company under the Lease. The subtenant is also fully responsible for utilities and insurance under the sublease agreement. Under the terms and conditions of the sublease agreement, the Company was fully released of its obligation under the Lease to dismantle and remove certain components of leasehold improvements at the end of the lease term. Accordingly, the Company derecognized its asset retirement obligation (“ARO”) in the amount of $294,000 which resulted in the recognition of a non-cash gain totaling $289,000 gain, net of $5,000 loss on the derecognition of the ARO asset.

The following table provides a reconciliation of the Company’s remaining undiscounted payments for its facility lease and the carrying amount of the lease liability presented in the balance sheet as of December 31, 2023:

	Facility Lease Payments	2024	2025	2026	2027	2028	Thereafter

Remaining Facility Lease Payments	$280,000	$280,000	$	$—	$—	$—	$—
Less: Discount Adjustment	(6,000)
Total lease liability	$274,000

Lease liability-current portion	$274,000

Long-term lease liability	$—

The Company recorded lease expense in the respective periods is as follows:

	Year Ended December 31,
	2023	2022

Lease expense	$113,000	$221,000

Note 7 – Warrants

As disclosed in Note 2, the Company adopted ASU 2020-06 effective January 1, 2023 using the modified retrospective method, and accordingly reclassified its investor liability classified warrants to accumulated deficit. The Company’s placement agent warrants were previously classified as equity. The Company had approximately 36,100 equity-classified warrants as of December 31, 2023. The following table summarizes the Company’s warrant activity as of December 31, 2023:

		Weighted	Weighted Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Contractual Life

Outstanding as of December 31, 2022	53,263	$318.80	3.80
Forfeited, expired and/or cancelled	(17,179)
Outstanding as of December 31, 2023	36,084	$316.28	2.77

The following table summarizes the Company’s outstanding warrants between placement agent and investor warrant classifications:

				Weighted	Weighted Average
			Number of	Average	Remaining
Date	Exercise Price	Type	Warrants	Exercise Price	Contractual Life

December 2021 registered direct offering	$330.00	Investor	33,334		2.73
June 2019 public offering	$150.00	Placement agent	2,750		0.04
Outstanding as of December 31, 2023			36,084	$316.28	2.77

In August 2023, a total of 512 investor warrants expired. A total of 16,667 of the 2021 Warrants were abandoned in December 2023. Pursuant to a waiver letter dated December 18, 2023, the warrant holders irrevocably abandoned all of their rights, title, and interest to the 2021 Warrants and any common stock underlying the 2021 Warrants for no consideration. There were no issuances or exercises of warrants during the year ended December 31, 2023. Due to the adoption of ASU 2020-06, there was also no warrant derivative liability as of December 31, 2023. The total value for the warrant derivative liability as of December 31, 2022 was approximately $44,000 (see Note 8).

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

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2023
Liabilities:
Warrant derivative liability	$—	$—	$—	$—

December 31, 2022
Liabilities:
Warrant derivative liability	$—	$—	$44,000	$44,000

Due to the implementation of ASU 2020-06, effective January 1, 2023 the fair value of financial liabilities classified as Level 3 in the fair value hierarchy was reduced by $44,000. There were no financial liabilities classified as Level 1, 2 or 3 as of December 31, 2023

The warrant derivative liability for the December 31, 2022 period presented was valued using the Black-Scholes valuation methodology as the Company believes that model embodies all the relevant assumptions (including trading volatility, estimated terms and risk-free interest rates) that address the features underlying these instruments.

Note 9 – Common Stock

Authorized Shares

The Company had 300.0 million authorized shares of common stock as of December 31, 2023 and 2022.

The following table summarizes the Company’s remaining authorized shares available for future issuance:

December 31, 2023

Authorized shares	300,000,000

Common stock outstanding	833,430
Options outstanding	12,291
Warrants outstanding	36,084
Reserved for issuance under 2019 Stock and Incentive Plan	—
Reserved for issuance under 2023 Stock and Incentive Plan	1,200,000
Available shares for future issuance	297,918,195

ATM Equity Offering Program

On September 18, 2023, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC as Manager (in such capacity, the “Manager”), establishing an at-the-market equity distribution program, pursuant to which the Company, through the Manager, may offer and sell from time to time shares of the Company’s common stock, par value $0.0001 (the “Common Stock”), having an aggregate gross sales price of up to $1,250,000. The Registration Statement on Form S-3 (File No. 333-274558) (the “Registration Statement”) which included a base prospectus and an at-the-market offering prospectus was filed by the Company on September 18, 2023 and became effective on September 27, 2023.

Subject to the terms and conditions of the ATM Agreement, the Manager may sell Common Stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Manager will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay the Manager a commission of 3.0% of the gross sales proceeds of each sale of shares pursuant to the ATM Agreement. The Company will also reimburse the Manager for the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount not to exceed $50,000 in the aggregate, as well as an additional reimbursement of up to $2,500 per due diligence update session for the Manager’s fees. The Company has provided customary representations, warranties and covenants, and the parties have agreed to customary indemnification rights. The Company has the right to terminate the provisions of the ATM Agreement in its sole discretion at any time upon seven business days’ prior written notice. The Manager has the right to terminate the ATM Agreement in its sole discretion at any time. In the case of a termination by either party, specified provisions of the ATM Agreement will survive, including the indemnification provisions.

Under the terms of the ATM Agreement, in no event will the Company issue or sell through the Manager such number or dollar amount of shares of Common Stock that would (i) exceed the number or dollar amount of shares of Common Stock registered and available on the Registration Statement, (ii) exceed the number of authorized but unissued shares of Common Stock, or (iii) exceed the number or dollar amount of Common Stock for which the Company has filed a prospectus supplement to the Registration Statement. As of December 31, 2023, the Company sold 28,826 shares of common stock under the ATM Agreement, generating gross proceeds of $0.1 million, which was offset by placement agent commissions and issuance costs of $0.1 million.

On February 26, 2024, the Company terminated the ATM Agreement with the Manager effective as of March 6, 2024. On February 28, 2024, the Company filed a post-effective amendment to deregister the remaining securities available under the Registration Statement relating to the offerings under the ATM Agreement, which was declared effective by the SEC on March 4, 2024.

Note 10 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

On May 24, 2023, the Board declared a dividend of one one-thousandth of a share (1/1000th) of Series D Preferred Stock, par value $0.0001 per share (“Series D Preferred Stock”), for each outstanding share of common stock of the Company, par value $0.0001 per shares (the “Common Stock”) to stockholders of record at 5:00 p.m. Eastern Time on June 8, 2023 (the “Record Date”) that resulted in 15,103 Series D Preferred shares being issued. In accordance with the terms of the Series D Preferred Stock, all shares of Series D Preferred Stock that were not present in person or by proxy at the 2023 Annual Meeting of Stockholders held on July 27, 2023 as of immediately prior to the opening of the polls at such meeting were automatically redeemed. The remaining outstanding shares of Series D Preferred Stock were redeemed automatically upon the approval by Ampio’s stockholders of the reverse stock split proposal at the 2023 Annual Meeting of Stockholders. Accordingly, as of July 27, 2023, all outstanding shares of Series D Preferred Stock were redeemed and returned to the status of authorized but unissued shares of preferred stock.

Each share of Series D Preferred Stock was redeemed in consideration for the right to receive an amount equal to $0.01 in cash for each ten whole shares of Series D Preferred Stock that are beneficially owned by the beneficial owner. From July 27, 2023 to the date hereof, there have been no Redemption Payment Requests.

The shares of Series D Preferred Stock were classified within the mezzanine equity in the Company’s condensed consolidated balance sheet as of June 30, 2023. The shares of Series D Preferred Stock were measured at redemption value which was considered immaterial to the Company’s financial statements at the time of issuance. As of December 31, 2023, all shares of Series D Preferred Stock have been cancelled and returned to the status of authorized but unissued shares of preferred stock.

Options

In July 2023, the Company’s Board of Directors and stockholders approved the adoption of the 2023 Plan, under which shares were reserved for future issuance of equity related awards as further defined under the 2023 Plan. The 2023 Plan permits grants of equity awards to employees, directors and consultants. The stockholders approved a total of 1.2 million shares to be reserved for issuances under the 2023 Plan and the full amount of the reserve remains available for future issuances as of December 31, 2023. Pursuant to the terms of the 2023 Plan, the number of shares authorized for issuance pursuant to the 2023 Plan were not impacted by the 20-to-1 reverse stock split. The Company has no authority to grant new awards from the 2010 Stock and Incentive Plan or the 2019 Stock and Incentive Plan (collectively, the “Prior Plans”). However, approval of the 2023 Plan does not affect awards outstanding under the Prior Plans, which will continue in accordance with their terms.

The following table summarizes the Company’s stock option activity at December 31, 2023:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding as of December 31, 2022	14,873	$299.40	6.41	$—
Granted	—
Exercised	—
Forfeited, expired and/or cancelled	(2,582)	$352.49
Outstanding as of December 31, 2023	12,291	$288.12	6.81	$—
Exercisable as of December 31, 2023	11,652	$288.14	6.74	$—

Outstanding options that were issued in accordance with the 2010 Plan and 2019 Plan are summarized in the table below:

Outstanding Options by Plan	December 31, 2023
2010 Plan	4,508
2019 Plan	7,783
Outstanding as of December 31, 2023	12,291

Stock options outstanding at December 31, 2023 are summarized in the table below:

	Number of	Weighted	Weighted Average
	Options	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Lives
Up to $150.00	2,040	$132.37	6.80
$150.01 - $300.00	5,935	$206.45	6.30
$300.01 - $450.00	2,620	$346.95	7.86
$450.01 and above	1,696	$670.16	6.98
Total	12,291	$288.12	6.81

Restricted Stock Awards

The restricted stock awards activity for the period ending December 31, 2023 is summarized in the table below:

		Weighted
		Average Grant-Date	Aggregate
	Awards	Fair Value	Intrinsic Value
Nonvested as of December 31, 2022	670	$492.00
Vested	(223)	$492.00	$—
Forfeited	—
Nonvested as of December 31, 2023	447	$492.00

The unvested restricted stock awards at December 31, 2023 will vest equally on January 1, 2024 and 2025, respectively.

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

The Company did not grant or modify options during the period ending December 31, 2023, as such, there are no assumptions to compute the fair value of options. The Company computed the fair value of options granted and modified during the period ended December 31, 2022 using the following assumptions:

Year Ended December 31,
2022

Expected volatility	116.83% - 119.43%
Risk free interest rate	1.26% - 1.94%
Expected term (years)	5.45 - 6.51

The Company also computes the fair value for all restricted stock awards based on the closing stock price on the grant date and recognizes share-based compensation ratably over the requisite service period which approximates the vesting period. The Company recognized $83,000 of share-based compensation related to restricted stock awards as of December 31, 2023. The Company recognized $0.5 million of share-based compensation relating to restricted stock awards which was fully offset by $0.5 million due to forfeitures as of December 31, 2022.

Share-based compensation expense related to the fair value of stock options and restricted stock awards is included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. The Company determined the fair value as of the date of grant for options using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,
	2023	2022
Research and development expenses
Share-based compensation, net of forfeitures	$(25,000)	$139,000

General and administrative expenses
Share-based compensation, net of forfeitures	184,000	814,000

Total share-based compensation, net of forfeitures	$159,000	$953,000

Unrecognized share-based compensation expense related to stock options as of December 31, 2023	$28,000

Weighted average remaining years to vest for stock options	1.00

Unrecognized share-based compensation expense related to restricted stock awards as of December 31, 2023	$34,000

Weighted average remaining years to vest for restricted stock awards	1.01

Note 11 – Income Taxes

Income tax expense (benefit) resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and State of Colorado) differs from the income tax provision (benefit) in the Company’s financial statements. The following table reflects the reconciliation for the respective periods:

	Year Ended December 31,
	2023	2022
Benefit at federal statutory rate	(21.0)%	(21.0)%
State, net of federal income tax impact	(3.4)%	(4.0)%
Stock-based compensation	0.8%	4.0%
Registered offering loss (gain)/warrant expense	0.0%	(7.2)%
Change in state deferred tax rate	0.0%	1.5%
Expiration of tax attribute carryforwards	0.3%	0.6%
Other	0.0%	0.0%
Change in valuation allowance	23.3%	26.1%
Effective tax rate	0.0%	0.0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Year Ended December 31,
	2023	2022
Long-term deferred income tax assets (liabilities):
Accrued liabilities	$—	$3,000
ROU asset	—	(18,000)
Lease liability	67,000	150,000
Net operating loss carryforward	51,902,000	50,196,000
Share-based compensation	424,000	459,000
Unrealized loss on trading security	768,000	768,000
Property and equipment	—	606,000
Warrants	65,000	65,000
Capitalized development costs	3,177,000	2,093,000
Asset retirement obligation	—	68,000
Other	1,000	1,000
Less: Valuation allowance	(56,404,000)	(54,391,000)
Total long-term deferred income tax assets (liabilities)	$—	$—

As of December 31, 2023, Ampio has approximately $212.0 million in net operating loss (“NOL”) carryforwards that, subject to limitation, may be available in future tax years to offset taxable income. These net operating loss carryforwards expire from 2024 through 2037. Approximately $81.5 million of the NOL carryforward carries forward indefinitely. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years.

The Company has provided a full valuation allowance against its deferred tax assets as it has determined that it is not more likely than not that recognition of such deferred tax assets will be utilized in the foreseeable future. The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon recognition of the benefit. The Company believes that it has no material uncertain tax positions and has fully reserved against its future tax benefit with a valuation allowance and does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. The Company’s policy is to record a liability for the difference between benefits that are both recognized and measured pursuant to GAAP and tax positions taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition. The Company files income tax returns in the United States federal and various state jurisdictions. The Company is no longer subject to income tax examinations for federal income taxes before 2020 or for Colorado before 2019. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOL’s generated as such NOL’s are utilized.

Note 12 – Earnings Per Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The Company’s potentially dilutive shares include stock options, warrants for the shares of common stock and restricted stock awards. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive. The investor warrants are treated as equity in the calculation of diluted earnings per share in both the computation of the numerator and denominator, if dilutive. The following table sets forth the calculations of basic and diluted earnings per share for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(8,632,000)	$(16,337,000)
Less: decrease in fair value of investor warrants	—	(5,761,000)
Net loss available to common stockholders	$(8,632,000)	$(22,098,000)

Basic weighted-average common shares outstanding	810,113	753,615
Add: dilutive effect of equity instruments	—	—
Diluted weighted-average shares outstanding	810,113	753,615
Earnings per share – basic	$(10.66)	$(21.68)
Earnings per share – diluted	$(10.66)	$(29.32)

The potentially dilutive shares of common stock equivalents that have been excluded from the calculation of net loss per share because of the anti-dilutive effect as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Warrants to purchase shares of common stock	36,084	53,257
Outstanding stock options	12,291	14,873
Restricted stock awards	447	670
Total potentially dilutive shares of common stock	48,822	68,800

Note 13 – Litigation

From time to time, the Company may be a party to litigation arising in the ordinary course of business. In addition, as of December 31, 2023, Ampio was involved in the following material pending legal proceedings:

Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105

On August 17, 2022, a putative Ampio shareholder filed a securities fraud class action against the Company, its current CEO Michael A. Martino and two former executives, Michael Macaluso and Holli Cherevka, in the United States District Court for the District of Colorado, captioned Kain v. Ampio Pharmaceuticals, Inc., et al., 22-cv-2105.  The Complaint alleged that Ampio and the individual defendants made various false and misleading statements regarding the efficacy, clinical trials and FDA communications relating to Ampio’s then-lead product, Ampion, and its treatment of severe osteoarthritis of the knee in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Complaint also asserted control person liability against the individual defendants under Section 20 of the Exchange Act.

The Complaint relied largely on Ampio’s announcement on May 16, 2022, that it had formed a special Board committee to investigate the statistical analysis of Ampio’s AP-013 clinical trial and the unauthorized provision of Ampion to various individuals who were not participating in clinical trials, and Ampio’s further announcement on August 3, 2022, that the investigation had revealed that various employees were aware that the AP-013 trial did not demonstrate efficacy for Ampion’s primary endpoints and did not fully and timely report the results of the trial and the timing of unblinding data from the trial. Based on the Company’s reports, the Complaint asserted that various statements made by the Company during the Class Period were false and misleading because they: (i) inflated Ampio’s ability to successfully obtain FDA approval for Ampion; (ii) inflated the results of the AP-013 clinical trial and failed to disclose the timing of unblinding the data from the study; and (iii) overstated the Company’s business, operations and prospects.

The Complaint sought an unspecified amount of compensatory damages as well as attorneys’ fees and costs. On October 17, 2022, six putative shareholders filed motions seeking to be named lead plaintiff. On November 7, 2022, two of the movants filed oppositions to each other’s motions; the remaining movants either withdrew their motions or filed non-oppositions to another putative shareholder’s motion.

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

Pursuant to the Court’s order, on August 10, 2023, lead plaintiffs and defendants advised the magistrate judge that lead plaintiffs intended to file an amended complaint in the action and that the parties intended to submit a joint proposed scheduling order by August 18, 2023. On August 14, 2023, the Court entered a minute order setting a scheduling conference for August 30, 2023. On August 15, 2023, the parties filed a joint motion with a schedule for lead plaintiffs to file the amended complaint and a deadline for defendants to answer or file motions to dismiss, along with a briefing schedule for any potential motions to dismiss. On August 16, 2023, the Court entered an order granting in part and denying in part the parties’ joint motion. The order vacated the August 30, 2023 scheduling conference and any related deadlines and set lead plaintiffs’ deadline to file an amended complaint as October 16, 2023. It provided that defendants file answers or motions within sixty days of service of the amended complaint. It set a briefing schedule for any potential motions to dismiss. The order further provided that if defendants answer the amended complaint or any motion to dismiss does not fully resolve the case, the parties are required to contact the magistrate judge within 5 business days thereafter to schedule a scheduling conference.

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

On October 16, 2023, lead plaintiffs filed an Amended Complaint, asserting the same claims against the Company and adding several additional defendants (namely the Company’s current CFO, Dan Stokely, and former directors David Bar-Or, Philip Coelho and Richard Giles), in addition to the previously named individual defendants Michael Martino, Michael Macaluso and Holli Cherevka. Pursuant to the Court’s order, Defendants had until December 15, 2023 to file answers or motions to dismiss in response to the Amended Complaint.

On November 17, 2023, the parties (other than deceased defendant Macaluso) filed a Joint Stipulated Unopposed Motion to Extend Deadlines advising the Court that the parties had agreed to engage in a mediation to be conducted by January 5, 2024, and requesting that the Court vacate the time for all defendants to answer, move or otherwise respond to the Amended Complaint. The motion further requested that the parties be permitted to file a status report advising the Court within five (5) days of the mediation either being successful or being declared at impasse. On November 20, 2023, the Court granted the motion. The mediation took place on January 4, 2024.

As reported above, at the mediation, the parties reached a settlement in principle, subject to lead plaintiffs completing confirmatory discovery, to the negotiation and execution of final settlement papers, and to the Court approving the settlement. On January 9, 2024, the parties filed a status report with the Court advising it that they had reached agreement in principle and intended to file a motion for court approval within one hundred twenty (120) days. On January 12, 2024, the Court entered a minute order vacating all deadlines and providing, among other things, “The Parties shall submit to the Court a stipulation and agreement of settlement and a motion for preliminary approval of the settlement (including a plan of allocation and procedures for class notice) pursuant to Fed. R. Civ. P. 23(e) on or before May 13, 2024.” The parties are currently engaged in confirmatory discovery and are endeavoring to finalize and file the required settlement documents with the Court by May 14, 2024.

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

Based largely on the same allegations as the Kain securities fraud class action complaint (including Ampio’s reports in May and August, 2022, regarding its internal investigation and findings), the Complaint asserts that the individual defendants caused the Company to make false or misleading statements in its SEC filings by “hyp[ing Ampio’s] ability to successfully file a BLA for Ampion;” “exaggerat[ing] results of the AP-013 study;” “misstat[ing] the true timing of unblinding of data from the AP-013 study;” and “fail[ing] to maintain internal controls.” The Complaint also asserts that the defendants failed to exercise due care and comply with the Company’s policies and procedures designed to ensure Board and Audit Committee oversight of the business operations and that ethical business practices were maintained. It also contends that two of the defendants (Cherevka and Coelho) sold Company stock while in possession of material non-public information at artificially inflated prices in violation of the Company’s insider trading restrictions. The Complaint asserts that the individuals should not have received compensation while violating their duties to the Company. The Complaint also alleges that the defendants caused the Company to repurchase its own stock at artificially inflated prices, causing damage to the Company itself.

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

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay but ordered the parties to provide periodic status reports.

As reported above, on January 4, 2024, the parties to the Consolidated Derivative Actions participated in a mediation at which they reached agreement in principle. The settlement is subject to various conditions, including the negotiation and execution of the full settlement agreements and obtaining court approval. On January 9, 2024, the parties filed a status report in the Consolidated Derivative Actions, advising the Court of the status of the settlement in principle and that the parties intended to file settlement documents within thirty days. Since then, the parties have filed several further status reports updating the Court on the parties’ continued negotiations and efforts to finalize the settlement documents.

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

On January 17, 2023, the parties filed a joint stipulated motion seeking a temporary stay of the consolidated derivative actions, subject to various conditions, until the earlier of: (1) the dismissal of the Kain action; (2) a defendant filing an answer in the Kain action; or (3) another derivative action being filed that is not stayed for the same duration. On January 25, 2023, the Court granted the motion for temporary stay but ordered the parties to provide periodic status reports, which they did throughout 2023.

As reported above, on January 4, 2024, the parties to the Consolidated Derivative Actions participated in a mediation at which they reached agreement in principle. The settlement is subject to various conditions, including the negotiation and execution of the full settlement agreements and obtaining court approval. On January 9, 2024, the parties filed a status report in the Consolidated Derivative Actions, advising the Court of the status of the settlement in principle and that the parties intended to file settlement documents within thirty days. Since then, the parties have filed several further status reports updating the Court on the parties’ continued negotiations and efforts to finalize the settlement documents.

McCann v. Martino, et al., 2023cv30287

On January 27, 2023, putative shareholder John McCann filed a derivative complaint in the District Court, City & County of Denver, State of Colorado, captioned McCann v. Martino, et al., 2023cv30287. The Complaint, filed on behalf of Ampio, asserts that various current and former officers and directors of Ampio – namely, Michael Martino, J. Kevin Buchi, David Stevens, Elizabeth Jobes, Holli Cherevka, David Bar-Or, Philip H. Coelho, and Richard B. Giles, breached their fiduciary duties as directors and/or officers by allowing the Company to issue false and misleading statements. The Complaint focuses on the Company’s alleged failure to timely report that the results of the AP-013 trial for Ampion were unfavorable, failing to show efficacy on the co-primary endpoints of pain and function, and the Company’s alleged failure to disclose the results of and timing of unblinding the study data. The Complaint asserts that the individual defendants breached their fiduciary duties by allowing the Company to make materially false and misleading statements regarding Ampio’s business, operations and prospects and by failing to maintain adequate internal controls. Based on these allegations, the Complaint asserts five causes of action on behalf of the Company: (1) breach of fiduciary duty against the current directors; (2) gross mismanagement against the current directors; (3) waste of corporate assets against the current directors; (4) unjust enrichment against all defendants; and (5) breach of fiduciary duty by insider trading against defendants Cherevka and Coelho. Based on these claims, the Complaint seeks judgment in favor of the Company and against the individual defendants in an unspecified amount of compensatory damages, costs of the action including reasonable attorneys’ and experts’ fees as well as a mandatory injunction requiring Ampio to reform and improve the corporate governance and internal procedures of the Company.

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

As reported above, on January 4, 2024, the parties to the McCann derivative action participated in the mediation at which the parties to the Consolidated Derivative Actions reached agreement in principle. The settlement of the Consolidated Derivative Action is subject to various conditions, including the negotiation and execution of the full settlement agreements and obtaining court approval. The plaintiffs in the McCann action have indicated their assent to the settlement of the Consolidated Derivative Actions and would seek dismissal of the McCann action if and when the Court finally approves the settlement of the Consolidated Derivative Actions.

In accordance with ASC 450, Contingencies, the Company has not recorded an accrual for a contingent liability associated with these legal proceedings based on its understanding that payment is currently expected to be at least equal to the amount offered in the settlement in principle, which totals approximately $3.0 million for the Securities Class Action and $0.5 million for the Consolidated Derivative Actions, is expected to be within the D&O insurance policy limits, and will be paid by the insurance carriers directly to the respective parties with no control by the Company, relieving the Company of any liability. It is reasonably possible that the estimated amount of the loss will change in the near term as the formal settlement(s) are finalized and approved by the court(s); however, the Company expects that payment would continue to be paid directly by the insurance carrier to the parties involved in the Shareholder Class Action and Consolidated Derivative Actions.

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

Note 14 – Employee Benefit Plan

The Company has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company provided $5,000 and $67,000 matching employee contributions during the year ended December 31, 2023 and December 31, 2022, respectively.

Note 15 – Subsequent Event

ATM Agreement

As of February 25, 2024, the Company received gross proceeds of $0.7 million from the sale of 301,928 shares of common stock from the ATM Agreement, which was offset by offering related costs of $99,000.

In January 2024, the Company filed a prospectus supplement (the “Prospectus Supplement”) to the base prospectus included in the Registration Statement on Form S-3, which became effective under the Securities Act of 1933, as amended, on September 27, 2023, in connection with the ATM Agreement. Pursuant to the Prospectus Supplement, from time to time, the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $1,315,900.

On February 26, 2024, the Company terminated the ATM Agreement with the Manager effective as of March 6, 2024. On February 28, 2024, the Company filed a post-effective amendment to deregister the remaining securities available under the Registration Statement relating to the offerings under the ATM Agreement, which was declared effective by the SEC on March 4, 2024.

Litigation Update

On January 11, 2024, the Company announced that a settlement in principle had been reached in the pending securities fraud class action, Case Number 22-cv-2105-WJM-MEH (the “Securities Class Action”), and the pending consolidated derivative actions in the United States District Court for the District of Colorado, Case Number 22-cv-2803-KLM (the “Consolidated Derivative Actions”).

The settlements are subject to various conditions, including confirmatory discovery in the Securities Class Action, negotiation and execution of the full settlement agreements and obtaining court approval in each action. On January 9, 2024, Ampio along with the other parties to each case filed status reports in both the Securities Class Action and the Consolidated Derivative Actions, advising the respective courts of the status of the settlements in principle. The settlement of the Consolidated Derivative Actions is supported by the plaintiff in the pending Colorado state court derivative action, Case Number 2023CV30287, as well as two stockholders who previously submitted pre-litigation demand letters to the Company’s Board of Directors.

Ampio currently expects the amount to be paid in both settlements, including related defense costs, will be covered by, and within the limits of, its D&O insurance policy. The settlements in principle do not constitute any admission of fault, wrongdoing or liability as to the Company or any other defendant. While the timing of completion of the settlement agreements and filing motions to seek court approvals are uncertain, the Company will be endeavoring to finalize and execute the settlement agreements and have motions for preliminary approval submitted to the relevant courts by May 2024. If finally approved by the relevant courts, the settlements will result in the dismissal with prejudice of all of the pending civil actions and the withdrawal of the two stockholder pre-litigation demands.